Form 10-Q
period 1995-03-31
ACME UNITED CORP
filed 1995-05-12
CIK 2098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549


                                    FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number Q4823


                             ACME UNITED CORPORATION
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


Connecticut                                                           06-0236700
_______________________________                              ___________________
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


75 Kings Highway Cutoff, Fairfield, Connecticut                            06430
_______________________________________________                       __________
(Address of principal executive offices)                              (Zip Code)

                                 (203) 332-7330
               __________________________________________________
               Registrant's telephone number, including area code


________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X]      No [ ]


Registrant had 3,337,620 shares outstanding as of May 11, 1995 of its $ 2.50 par value Common Stock.

PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



ASSETS

                                                    MARCH 31        DECEMBER 31
                                                        1995               1994
                                                  (UNAUDITED)
                                                 ___________        ___________
Current Assets:
  Cash and cash equivalents                      $   660,675        $   450,480
  Accounts receivable                              8,159,728          7,893,838
  Inventories:
   Finished Goods                                 12,969,200         11,227,978
   Work in process                                 5,438,200          5,246,507
   Raw materials & supplies                        4,675,936          4,525,053
  Deferred income taxes                              356,897            356,874
  Prepaid expenses and other current assets          829,348            747,758
                                                 ___________        ___________
     Total current assets                         33,089,984         30,448,488

Plant, property and equipment
  Land                                               812,879            756,625
  Buildings                                        4,804,127          4,580,669
  Machinery and equipment                         16,531,531         16,063,066
  Additions                                          248,115                -
                                                 ___________        ___________
     Total plant, property and equipment          22,396,652         21,400,360
  Less, accumulated depreciation                  13,487,110         12,852,430
                                                 ___________        ___________
     Net plant, property and equipment             8,909,542          8,547,930

Licensing agreements                               1,599,757          1,705,416
Other assets                                       1,327,197          1,330,109
Goodwill                                             851,757            856,480
                                                 ___________        ___________
     Total assets                                $45,778,237        $42,888,423
                                                 ===========        ===========




See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



LIABILITIES

                                                    MARCH 31        DECEMBER 31
                                                        1995               1994
                                                  (UNAUDITED)
                                                 ___________        ___________
Current Liabilities:
  Accounts payable                               $ 3,438,671        $ 2,473,125
  Notes payable due within one year                4,917,680          4,000,069
  Accrued liabilities:
   Pension                                           536,222            470,400
   Employee benefit claims                           490,188            435,041
   Other accrued liabilities                       2,158,268          2,035,705
                                                 ___________        ___________
     Total current liabilities                    11,541,039          9,414,340
Deferred income taxes                                928,680          1,003,893
Long term debt                                    15,127,072         14,387,590
                                                 ___________        ___________
     Total liabilities                            27,596,791         24,805,823



STOCKHOLDERS' EQUITY


Common stock, par value $2.50:
  authorized 4,000,000 shares;
  Issued 3,384,620, outstanding
  3,337,620                                        8,461,550          8,461,550
Treasury Stock, 47,000 shares                       (357,631)          (357,631)
Additional paid-in capital                         2,145,119          2,145,119
Retained earnings                                  8,905,899          8,973,803
Translation adjustment                              (973,491)        (1,140,241)
                                                 ___________        ___________
     Total stockholders' equity                   18,181,446         18,082,600
                                                 ___________        ___________
     Total liabilities and stockholders' equity  $45,778,237        $42,888,423
                                                 ===========        ===========




See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31
                                                        1995               1994

Net Sales                                        $12,896,891        $12,310,708
Other income                                          23,206             49,402
                                                 ___________        ___________
                                                  12,920,097         12,360,110


Costs and expenses:
  Cost of goods sold                               9,276,192          9,031,685
  Selling, general and
    administrative expense                         3,343,999          3,193,437
  Interest expense                                   456,688            356,962
                                                 ___________        ___________
                                                  13,076,879         12,582,084
                                                 ___________        ___________



Loss before income taxes                            (156,782)          (221,974)
Provision (benefit) for income taxes                 (88,878)           (85,279)
                                                 ___________        ___________
Net loss                                         $   (67,904)      $   (136,695)
                                                 ===========       ============

Weighted average common and
  dilutive common equivalent shares                3,353,899          3,337,620
                                                   =========          =========


Loss per common share                                  $(.02)             $(.04)
                                                        ====               ====




See notes to financial statements

ACME UNITED CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31
                                                        1995               1994
                                                 ___________        ___________
Cash flows from operating activities:
  Net loss                                       $   (67,904)       $  (136,695)
   Adjustments for non-cash transactions
    Depreciation                                     350,374            309,624
    Amortization                                     140,316            137,896
    Deferred tax charges/(credits)                  (175,936)             3,555
   Change in assets and liabilities
    Decrease in accounts receivable                  189,491            496,335
    (Increase) in inventory                       (1,589,165)          (904,499)
    (Increase) in prepaid expenses and other
      current assets                                 (47,126)          (174,307)
    (Increase) in other assets                       (22,271)           (15,704)
    Increase in accounts payable                     840,688            100,897
    (Decrease) in income taxes payable               (35,658)               -
    (Decrease) in other liabilities                 (121,960)          (137,631)
                                                 ___________        ___________
       Total adjustments                            (471,247)          (183,834)
                                                 ___________        ___________
       Net cash used by operations                  (539,151)          (320,529)
                                                 ___________        ___________

Cash flow from investing activities:
  Capital expenditures                              (246,338)          (300,356)
                                                 ___________        ___________
       Net cash used for investing activities       (246,338)          (300,356)
                                                 ___________        ___________

Cash flows from financing activities:
  Net borrowings                                     994,194            745,023
                                                 ___________        ___________
       Net cash provided by
        financing activities                         994,194            745,023
                                                 ___________        ___________

Effect of exchange rate changes on cash                1,490           (179,255)
                                                 ___________        ___________

Net change in cash and cash equivalents              210,195            (55,117)
Cash and cash equivalents at beginning of year       450,480            318,660
                                                 ___________        ___________
Cash and cash equivalents                        $   660,675        $   263,543
                                                 ===========        ===========




See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of its operations for the three month periods ended March 31, 1995 and March 31, 1994 and changes in the cash flows for the three months then ended. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for year ended December 31, 1994 for such disclosures.



2. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.



3. Net Income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding using the treasury stock method.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
        STATEMENTS OF OPERATION

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales increased $586,000 or 5% for the three month period ended March 31, l995 as compared to the similar period in l994 which can be mainly attributed to increased sales volume. Net sales for consumer operations increased $668,000 or 9% for the three month period in 1995 over l994 primarily because of volume increases in the U.S. Net sales for medical operations decreased $82,000 or 2% for the three month period in l995 over l994 because of lower volume.

Net sales from U.S. operations were $8,521,000 for the three month period ended March 31, l995, an increase of $673,000 or 9%. Foreign operations net sales were $4,376,000 for the three month period which resulted in a decrease of $87,000 or 2% compared to 1994. Foreign operation sales were favorably impacted as a result of the strength in the German mark and the British pound.

Gross Profit Margin

The consolidated gross profit margin for the three month period ended March 31, 1995 was 28% as compared to 27% in 1994. The medical division margins decreased to 37% for the three month period in l995 as compared to 38% for l994 which can be attributed to higher costs. The consumer division gross profit was 23% and 20% for the three month period in l995 and l994, respectively. Margins improved on US consumer and declined on foreign operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $151,000 or 5% for the three month period ended March 31, l995 over l994 which is primarily attributable to inflationary increases and the effect of a stronger German mark and British pound.

Interest Expense

Interest expense increased $100,000 for the three month period ended March 31, l995 as compared to l994 which is attributable to increased average borrowings and higher interest rates on the U.S. revolving line of credit.

Provision for Income Taxes

The effective tax rate for the three month period ended March 31, l995 was 57% as compared to 38% for l994. The consolidated effective tax rates vary from year to year because income (loss) before taxes vary from year to year by country of operation and the statutory rates and laws vary by country of operation.

Liquidity and Capital Commitments

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                  March 31, 1995        December 31, 1994

Working capital                     $21,549,000             $21,035,000

Current ratio                        2.87 to 1               3.23 to 1

Long term debt to equity ratio          .83                     .80


Capital expenditures were $246,000 for the three month period ended March 1995. The 1995 capital expenditures are expected to be approximately $1,200,000.

The Company has a $l3,000,000 U.S. revolving line of credit due to expire in March l997 and foreign overdraft arrangements due to expire at various times in l995. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations, the Company believes it can meet capital expenditure and other planned financial commitments in l995.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting was held on April 24, 1995.

     (b) The following individuals were elected Directors at the meeting and comprise the entire Board.

                                          Votes         Votes
                                           for         withheld
                                        _________     _________
          David W. Clark, Jr.           3,055,832        99,340
          George R. Dunbar              3,055,750        99,422
          James F. Farrington           3,057,625        97,547
          Walter C. Johnsen             3,057,675        97,497
          Newman M. Marsilius           3,055,700        99,472
          Wayne R. Moore                3,055,832        99,340
          Gary D. Penisten              3,055,832        99,340
          Dwight C. Wheeler II          3,055,545        99,627
          Henry C. Wheeler              3,055,737        99,435

     (c) Coopers & Lybrand L.L.P. were appointed as Auditors for the Company for the year 1995 with 3,129,566 shares voting for the appointment, 20,623 shares voting against the appointment, 4,983 abstentions and 38,798 broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No Form 8-K was filed by the Company during the three months ended March 31, l995.

SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    ACME UNITED  CORPORATION
                                                ________________________________
                                                          (Registrant)






Date:  May 11, 1995                                     Stephen T. Bajda
                                                ________________________________
                                                        Stephen T. Bajda
                                                  Senior Vice President-Finance






Date:  May 11, 1995                                     Richard L. Windt
                                               _________________________________
                                                        Richard L. Windt
                                                           Controller