Form 10-Q
period 1995-06-30
ACME UNITED CORP
filed 1995-08-11
CIK 2098

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549

                          FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number Q4823


                   ACME UNITED CORPORATION
____________________________________________________________
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


________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]      No [ ]


Registrant had 3,337,620 shares outstanding as of August 11, 1995 of its $ 2.50 par value Common Stock.

PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

          ACME UNITED CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets


ASSETS
                                                 June 30       December 31
                                                   1995           1994
                                               (Unaudited)
                                              _____________   _____________
Current Assets:
  Cash and cash equivalents                   $    352,937    $    450,480
  Accounts and other receivables                10,944,703       7,893,838
  Inventories:
    Finished goods                              12,662,800      11,227,978
    Work in process                              5,607,000       5,246,507
    Raw materials & supplies                     4,467,558       4,525,053
  Deferred income taxes                            357,075         356,874
  Prepaid expenses and other current assets        618,400         747,758
                                              _____________   _____________
Total current assets                            35,010,473      30,448,488

Plant, Property and Equipment:
  Land                                             809,308         756,625
  Buildings                                      4,791,799       4,580,669
  Machinery and equipment                       16,460,477      16,063,066
  Additions                                        537,538               -
                                              _____________   _____________
Total plant, property and equipment             22,599,122      21,400,360
  Less, accumulated depreciation                13,796,489      12,852,430
                                              _____________   _____________
Net plant, property and equipment                8,802,633       8,547,930

Licensing agreements                             1,494,099       1,705,416
Other assets                                     1,231,084       1,330,109
Goodwill                                           839,372         856,480
                                              _____________   _____________
Total assets                                  $ 47,377,661    $ 42,888,423
                                              =============   =============


See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets


LIABILITIES
                                                 June 30       December 31
                                                   1995           1994
                                               (Unaudited)
                                              _____________   _____________
Current Liabilities:
  Accounts payable                             $ 2,644,104    $  2,473,125
  Notes payable due within one year              5,664,970       4,000,069
  Accrued liabilities:
    Pension                                        527,125         470,400
    Employee benefit claims                        487,828         435,041
    Other accrued liabilities                    2,273,247       2,035,705
                                              _____________   _____________
Total current liabilities                       11,597,274       9,414,340
Deferred income taxes                              789,120       1,003,893
Long term debt                                  16,530,925      14,387,590
                                              _____________   _____________
Total liabilities                               28,917,319      24,805,823



STOCKHOLDERS' EQUITY


Common stock, par value $2.50:
  authorized 4,000,000 shares;
  Issued 3,384,620, outstanding
  3,337,620                                      8,461,550       8,461,550
Treasury Stock, 47,000 shares                     (357,631)       (357,631)
Additional paid-in capital                       2,145,119       2,145,119
Retained earnings                                9,147,487       8,973,803
Translation adjustment                            (936,183)     (1,140,241)
                                              _____________   _____________
Total stockholders' equity                      18,460,342      18,082,600
                                              _____________   _____________
Total liabilities and stockholders' equity    $ 47,377,661    $ 42,888,423
                                              =============   =============

See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Operations
                          Unaudited

                                          Three months ended            Six months ended
                                       __________________________   __________________________

                                          June 30       June 30       June 30       June 30
                                            1995          1994          1995          1994
                                       ____________  ____________   ____________  ____________
Net Sales                              $14,470,395   $14,244,816    $27,367,286   $26,721,194
Other income                                15,126        80,250         38,332       129,652
                                       ____________  ____________   ____________  ____________
                                        14,485,521    14,325,066     27,405,618    26,850,846


Costs and expenses:
  Cost of goods sold                    10,290,173    10,305,125     19,566,365    19,502,480
  Selling, general and
    administrative expense               3,387,458     3,399,065      6,731,457     6,592,502
  Interest expense                         496,274       374,472        952,962       731,434
                                       ____________  ____________   ____________  ____________
                                        13,076,879    14,078,662     27,250,784    26,826,416
                                       ____________  ____________   ____________  ____________

Income before income taxes                 311,616       246,404        154,834        24,430
Provision (benefit) for income taxes        70,028        43,612        (18,850)      (41,667)
                                       ____________  ____________   ____________  ____________
Net income                             $   241,588   $   202,792    $   173,684   $    66,097
                                       ============  ============   ============  ============

Weighted average common and
dilutive common equivalent shares        3,355,122     3,337,620      3,359,489     3,337,620
                                       ============  ============   ============  ============


Income per common share                      $ .07         $ .06          $ .05         $ .02
                                       ============  ============   ============  ============

See notes to financial statements

                   ACME UNITED CORPORATION
            Consolidated Statement of Cash Flows
                          Unaudited

                                                                          Six months ended
                                                                    __________________________
                                                                       June 30       June 30
                                                                        1995          1994
                                                                    ____________  ____________
Cash flows from operating activities:
  Net income                                                         $  173,684     $  66,097
    Adjustments for non-cash transactions:
      Depreciation                                                      706,342       629,267
      Amortization                                                      280,651       278,006
      Deferred tax charges/(credits)                                   (256,065)      (86,086)
      (Gain) on sale of property, plant and equipment                    (6,436)            -
    Change in assets and liabilities:
      (Increase) in accounts receivable                              (2,608,765)   (1,521,489)
      (Increase) in inventory                                        (1,247,993)     (566,015)
      (Increase) in prepaid expenses and other
        current assets                                                  144,990       (85,408)
      Decrease in other assets                                           46,025        24,437
      Increase/(decrease) in accounts payable                            59,825    (1,068,849)
      Increase in income taxes payable                                  132,915       286,148
      (Decrease) in other liabilities                                  (162,026)     (104,198)
                                                                    ____________  ____________
Total adjustments                                                    (2,910,537)   (2,214,187)
                                                                    ____________  ____________
Net cash used by operations                                          (2,736,853)   (2,148,090)
                                                                    ____________  ____________

Cash flow from investing activities:
  Capital expenditures                                                 (538,014)     (617,693)
  Proceeds from sales of property, plant and equipment                    6,459         6,940
                                                                    ____________  ____________
Net cash used for investing activities                                 (531,555)     (610,753)
                                                                    ____________  ____________

Cash flows from financing activities:
  Net borrowings                                                      3,159,955     2,575,400
                                                                    ____________  ____________
Net cash provided by financing activities                             3,159,955     2,575,400
                                                                    ____________  ____________
Effect of exchange rate changes on cash                                  10,910        (1,362)
                                                                    ____________  ____________
Net change in cash and cash equivalents                                 (97,543)     (184,805)
Cash and cash equivalents at beginning of period                        450,480       318,660
                                                                    ____________  ____________
Cash and cash equivalents at end of period                          $   352,937   $   133,855
                                                                    ============  ============

See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and changes in the cash flows for the three and six months then ended. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for year ended December 31, 1994 for such disclosures.



2. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.



3. Net Income per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding using the treasury stock method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
          CONSOLIDATED STATEMENTS OF OPERATION

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales increased $226,000 or 2% and $646,000 or 2% for the three and six month periods ended June 30, 1995 as compared to the similar periods in 1994. Net sales for consumer operations increased $340,000 or 3% and $843,000 or 5% for the three and six month periods in 1995 over 1994 which can be attributed to a 6% and 11% sales increase in U.S. Consumer operations for the three and six months, respectively. Net sales for medical operations decreased $115,000 or 3% and $197,000 or 2% for the three and six month periods in 1995 over 1994 mainly due to a volume decrease in some wound care products.

Net sales from U.S. operations were $9,546,000 and $18,068,000 for the three and six month periods ended June
30, 1995, an increase of $256,000 or 3% and $929,000 or 5%,
respectively. Foreign operations net sales were $4,924,000 and $9,300,000 for the three and six month periods which resulted in a decrease of $30,000 or 1% and $283,000 or 3%, respectively, compared to 1994. Foreign sales were positively impacted on translation by approximately
$900,000, primarily on the strength of the German mark and British pound.

Gross Profit Margin

The consolidated gross profit margin for the three and six month periods ended June 30, 1995 was 29%, as compared to 28% and 27%, respectively, in 1994. The medical operation margins were 37% for the three and six month periods in 1995 as compared to 38% and 37% for the same periods in 1994 which can be attributed to product sales mix and the decision not to pass on higher costs on selected products because of competitive market conditions. The consumer operation margins were 26% and 25% for the three and six month periods in 1995, compared to 23% and 22%, respectively, which can be attributed to product sales mix, lower manufacturing costs and price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12,000 and increased $139,000 or 2% for the three and six month periods ended June 30, 1995 over 1994. The Company has selectively reduced costs in 1995 which has been offset by inflationary increases and the effect of a stronger German mark and British pound on the translation of results.

Interest Expense

Interest expense increased $122,000 and $222,000 for the three and six month periods ended June 30, 1995 as compared to 1994 which is attributable to increased average borrowings and higher interest rates on the U.S. revolving line of credit.

Provision for Income Taxes

The effective tax rate for the three and six month periods ended June 30, 1995 was 22% and negative 12% as compared to 18% and negative 171% for 1994. The consolidated effective tax rates vary from year to year because income (loss) before taxes vary from year to year by country of operation and the statutory rates and laws vary by country of operation.

Liquidity and Capital Commitments

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                 June 30, 1995       December 31, 1994
                             _________________       _________________

Working capital                    $23,413,000             $21,035,000

Current ratio                        3.02 to 1               3.23 to 1

Long term debt to equity ratio             .90                     .80


Capital expenditures were $538,000 and $618,000 for the six month periods ended June 30, 1995 and 1994. The 1995 capital expenditures are expected to be approximately
$1,200,000.

The Company has a $13,000,000 U.S. revolving line of credit due to expire in March l997 and foreign overdraft arrangements due to expire at various times in 1995. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations, the Company believes it can meet capital expenditure and other planned financial commitments in 1995.


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No Form 8-K was filed by the Company during the three months ended June 30, 1995.

                         SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                ______________________________
                                    ACME UNITED  CORPORATION
                                         (Registrant)






Date:  August 11, 1995                 Stephen T. Bajda
                                ______________________________
                                       Stephen T. Bajda
                                 Senior Vice President-Finance






Date:  August 11, 1995                 Richard L. Windt
                                ______________________________
                                       Richard L. Windt
                                          Controller