Form 10-Q
period 1995-09-30
ACME UNITED CORP
filed 1995-11-13
CIK 2098

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549


                          FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Yes [X]      No [ ]


Registrant had 3,337,620 shares outstanding as of November 9, 1995 of its $ 2.50 par value Common Stock.

PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

          ACME UNITED CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets


ASSETS
                                              September 30         December 31
                                                   1995                1995
                                               (Unaudited)
                                             ______________      ______________
Current Assets:
  Cash and cash equivalents                   $    180,313        $    450,480
  Accounts and other receivables                 9,855,727           7,893,838
  Inventories:
    Finished goods                              11,504,100          11,227,978
    Work in process                              5,251,400           5,246,507
    Raw materials & supplies                     4,540,256           4,525,053
  Deferred income taxes                            407,302             356,874
  Prepaid expenses and other current assets      1,233,922             747,758
                                             ______________      ______________
Total current assets                            32,973,020          30,448,488

Plant, Property and Equipment:
  Land                                             793,754             756,625
  Buildings                                      4,731,410           4,580,669
  Machinery and equipment                       16,324,276          16,063,066
  Additions                                        782,412                   -
                                             ______________      ______________
Total plant, property and equipment             22,631,852          21,400,360
  Less, accumulated depreciation                14,037,266          12,852,430
                                             ______________      ______________
Net plant, property and equipment                8,594,586           8,547,930

Licensing agreements                             1,262,013           1,705,416
Other assets                                     1,136,588           1,330,109
Goodwill                                           828,962             856,480
                                             ______________      ______________
Total assets                                 $  44,795,169       $  42,888,423
                                             ==============      ==============

See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets


LIABILITIES
                                              September 30         December 31
                                                   1995                1995
                                               (Unaudited)
                                             ______________      ______________
Current Liabilities:
  Accounts payable                           $   2,103,410       $   2,473,125
  Notes payable due within one year              5,621,261           4,000,069
  Accrued liabilities:
    Pension                                        505,455             470,400
    Employee benefit claims                        472,255             435,041
    Other accrued liabilities                    1,848,121           2,035,705
                                             ______________      ______________
Total current liabilities                       10,550,502           9,414,340
Deferred income taxes                              663,983           1,003,893
Long term debt                                  15,244,521          14,387,590
                                             ______________      ______________
Total liabilities                               26,459,006          24,805,823



STOCKHOLDERS' EQUITY


Common stock, par value $2.50:
  authorized 4,000,000 shares;
  Issued 3,384,620, outstanding
  3,337,620                                      8,461,550           8,461,550
Treasury Stock, 47,000 shares                     (357,631)           (357,631)
Additional paid-in capital                       2,145,119           2,145,119
Retained earnings                                8,981,157           8,973,803
Translation adjustment                            (894,032)         (1,140,241)
                                             ______________      ______________
Total stockholders' equity                      18,336,163          18,082,600
                                             ______________      ______________
Total liabilities and stockholders' equity    $ 44,795,169       $  42,888,423
                                             ==============      ==============

See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Operations
                          Unaudited

                                       Three months ended                 Nine months ended
                                  _____________________________     _____________________________
                                   September 30    September 30      September 30    September 30
                                       1995            1994              1995            1994
                                  _____________   _____________     _____________   _____________
Net Sales                         $ 13,837,518    $ 13,389,145      $ 41,204,804    $ 40,110,339
Other income                            14,484          68,762            52,816         198,414
                                  _____________   _____________     _____________   _____________
                                    13,852,002      13,457,907        41,257,620      40,308,753


Costs and expenses:
  Cost of goods sold                10,020,288       9,518,323        29,586,653      29,020,803
  Selling, general and
    administrative expense           3,444,891       3,499,585        10,176,348      10,092,087
  Interest expense                     526,093         423,115         1,479,055       1,154,549
                                  _____________   _____________     _____________   _____________
                                    13,991,272      13,441,023        41,242,056      40,267,439
                                  _____________   _____________     _____________   _____________

Income (loss) before income taxes     (139,270)         16,884            15,564          41,314
Provision (benefit) for
  income taxes                          27,060          (2,453)            8,210         (41,120)
                                  _____________   _____________     _____________   _____________

Net income (loss)                 $   (166,330)   $     19,337      $      7,354    $     85,434
                                  =============   =============     =============   =============



Weighted average common and
dilutive common equivalent shares    3,337,620       3,337,620         3,337,620       3,337,620
                                  =============   =============     =============   =============


Income (loss) per common share    $       (.05)   $        .01      $        .00    $        .03
                                  =============   =============     =============   =============

See notes to financial statements

                   ACME UNITED CORPORATION
            Consolidated Statement of Cash Flows
                          Unaudited
                                                        Nine months ended
                                                  _____________________________
                                                  September 30    September 30
                                                      1995            1994
                                                  _____________   _____________
Cash flows from operating activities:
  Net income                                      $      7,354    $     85,434
    Adjustments for non-cash transactions:
      Depreciation                                   1,021,311         937,847
      Amortization                                     420,957         420,372
      Deferred tax credits                            (423,737)       (167,631)
      Gain on sale of property, plant
        and equipment                                  (22,785)              -
    Change in assets and liabilities:
      Increase in accounts receivable               (2,270,609)     (1,262,797)
      Decrease/(Increase) in inventory                 171,309        (118,590)
      Decrease/(Increase) in prepaid expenses
        and other current assets                       115,389        (228,707)
      Decrease in other assets                         216,747          29,269
      Decrease in accounts payable                    (465,927)     (1,576,107)
      Increase in income taxes payable                 300,226         358,735
      (Decrease)/Increase in other liabiliti          (483,164)        615,368
                                                  _____________   _____________
Total adjustments                                   (1,420,283)       (992,223)
                                                  _____________   _____________
Net cash used by operations                         (1,412,929)       (906,789)
                                                  _____________   _____________

Cash flow from investing activities:
  Capital expenditures                                (783,486)     (1,015,056)
  Proceeds from sales of property, plant
    and equipment                                       38,577          74,636
                                                  _____________   _____________
Net cash used for investing activities                (744,909)       (940,420)
                                                  _____________   _____________

Cash flows from financing activities:
  Net borrowings                                     1,895,793       1,749,518
                                                  _____________   _____________
Net cash provided by
    financing activities                             1,895,793       1,749,518
                                                  _____________   _____________

Effect of exchange rate changes on cash                 (8,122)             12
                                                  _____________   _____________

Net change in cash and cash equivalents               (270,167)        (97,679)
Cash and cash equivalents at beginning of perid        450,480         318,660
                                                  _____________   _____________
Cash and cash equivalents at end of period        $    180,313    $    220,981
                                                  =============   =============

See notes to financial statements

          ACME UNITED CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine month periods ended
 September 30, 1995 and 1994 and changes in the cash flows for the nine months then ended. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report, incorporated by reference into Form 10-K, for year ended December 31, 1994 for such disclosures.



2. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.



3. Net Income per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding using the treasury stock method.



4. The Company was unsuccessful in the relaunch of the OPCO Line of I.V. therapy products and incurred a $210,000 charge in the third quarter of 1995 for the remaining assets which included inventory and licensing rights.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
     CONSOLIDATED STATEMENTS OF OPERATION

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales increased $448,000 or 3% and $1,094,000 or 3% for the three and nine month periods ended September 30, 1995 as compared to the similar periods in 1994. Net sales for consumer operations increased $619,000 or 7% and $1,463,000 or 5% for the three and nine month periods in 1995 over 1994 which can be mainly attributed to an increase in U.S. Consumer operations and the effect of exchange rates on the translation of foreign operations. Net sales for medical operations decreased $171,000 or 4% and $369,000 or 3% for the three and nine month periods in 1995 over 1994 mainly due to a volume decrease in some wound care products.

Net sales from U.S. operations were $9,143,000 and $27,211,000 for the three and nine month periods ended September 30, 1995, a decrease of $94,000 or 1% and an increase of $835,000 or 3%, respectively, compared to similar 1994 periods. U.S. Consumer operations posted increases of $99,000 or 2% and $1,102,000 or 8% and U.S. Medical operations declined $193,000 or 5% and $267,000 or 2% for the three and nine month periods ended September 30, 1995, respectively, compared with similar prior year periods. Foreign operations' net sales were $4,695,000 and $13,994,000 for the three and nine month periods which resulted in an increase of $542,000 or 13% and $259,000 or 2%, respectively, compared to 1994. Foreign sales were positively impacted on translation by approximately $243,000 and $1,175,000 for the three and nine month periods, primarily on the strength of the German mark and British pound, and negatively impacted by volume declines in European operations.

Gross Profit Margin

The consolidated gross profit margin for the three and nine month periods ended September 30, 1995 was 28%, as compared to 29% and 28%, respectively, in 1994. The medical operation margins were 36% and 37% for the three and nine month periods in 1995 as compared to 37% for the same periods in 1994 which can be attributed to product sales mix, the decision not to pass on higher costs on selected products because of competitive market conditions and an $84,000 charge for the remaining inventory of the OPCO I.V. therapy product line. The consumer operation margins were 24% for the three and nine month periods in 1995, compared to 25% and 23%, respectively. Margins on U.S. Consumer operations for the three and nine month periods were 26% and 28% as compared to 25% and 23%, respectively, which can be attributed to product sales mix, lower manufacturing costs and price increases. Foreign Consumer margins were 22% and 21% as compared to 25% and 23%, and were the result of pricing pressure and product sales mix.

Restructuring

Due to continued poor performance at the Company's German subsidiary Peter Altenbach & Son GmbH, the Company is evaluating restructuring alternatives for its European operations which may result in a future restructuring charge.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $55,000 or 2% and increased $84,000 or 1% for the three and nine month periods ended September 30, 1995 over 1994. The Company has selectively reduced costs in 1995 which have been offset by inflationary increases and the effect of a stronger German mark and British pound on the translation of results. The Company reported a charge of $126,000 in the third quarter related to the write-off of licensing rights of the OPCO I.V. therapy product line.

Interest Expense

Interest expense increased $103,000 and $325,000 for the three and nine month periods ended September 30, 1995 as compared to 1994 which is attributable to increased average borrowings and higher interest rates on the U.S. revolving line of credit.

Provision for Income Taxes

The effective tax rate for the three and nine month periods ended
September 30, 1995 was negative 19% and 53% as compared to negative 15% and negative 107% for 1994. Tax expense for the three and nine month periods ended September 30, 1995 have been increased $71,000 due to the creation of a valuation allowance related to the current deferred income tax asset.

The consolidated effective tax rates vary from year to year because income
(loss) before taxes vary from year to year by country of operation and the statutory rates and laws vary by country of operation.

Liquidity and Capital Commitments

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                          September 30, 1995        December 31, 1994
                          __________________        _________________

Working capital                 $22,423,000              $21,035,000

Current ratio                     3.13 to 1                3.23 to 1

Long term debt to equity ratio          .83                      .80


Capital expenditures were $783,000 and $1,031,000 for the nine month periods ended September 30, 1995 and 1994. The 1995 capital expenditures are expected to be approximately $1,000,000.

The Company has a $13,000,000 U.S. revolving line of credit due to expire in March 1997 and foreign overdraft arrangements due to expire at various times in 1995. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations, the Company believes it can meet capital expenditure and other planned financial commitments in 1995.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No Form 8-K was filed by the Company during the three months ended September 30, 1995.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ACME UNITED  CORPORATION
                                  __________________________
                                       (Registrant)






Date:  November 9, 1995                Stephen T. Bajda
                                 _____________________________
                                       Stehpen T. Bajda
                                 Senior Vice President-Finance






Date:  November 9, 1995                 Richard L. Windt
                                 _____________________________
                                        Richard L. Windt
                                           Controller