Form 10-K
period 1995-12-31
ACME UNITED CORP
filed 1996-03-29
CIK 2098

                            ACME UNITED CORPORATION


                        1995 ANNUAL REPORT AND FORM 10-K

Acme United Corporation


TO OUR SHAREHOLDERS:

Acme United had a difficult year in 1995. Actions are under way to address the problems. One small but significant change is the Annual Report, which has been combined with the Form 10-K in a new format to save money. Numerous other measures have been initiated that, when accomplished, should enable the Company to recover and be in a solid position for future growth and profitability. This letter will explain the actions being taken and the benefits we expect to attain in 1997 and thereafter.

The Company reported a net loss of $8,716,176, or $2.61 per share for 1995. This compares to net income of $123,498, or four cents per share, for 1994. A charge of $6,701,000 was taken to cover the costs of restructuring ($3,136,000) and asset revaluations ($3,565,000). Fourth quarter earnings were also adversely affected by charges aggregating $1,045,000 for manufacturing variances as we reduced inventory, increased pension costs and other charges.

An important part of the strategy is a company-wide inventory reduction plan which will produce funds for investment in the Company. Inventories were written down by $3,381,000 to make possible a conversion to cash within a reasonable period. We expect to recover $2.8 million from this program by the end of 1996.

To contribute further to improved profitability, management has initiated a cost reduction program which includes reductions in salary expense, revisions in employee benefit plans, and a reduction in general and administrative expenses. These measures are forecast to produce savings in excess of $1 million over the first full year they are in place. Some of the savings will be channeled into new sales and marketing programs for both the medical and consumer products divisions.

It is an encouraging fact that Acme United's business is growing in key segments, and the goal is to expand and improve in the targeted markets. The following three sections describe actions taken and strategies being implemented in our divisions.


NORTH AMERICAN CONSUMER PRODUCTS

The consumer products business achieved $22.7 million in sales in 1995, an increase of three percent over the previous year. This growth resulted from increases in stainless steel scissors for the crafts market; the Kingshead line of children's scissor products; rulers and related items in the Westcott product line; and first aid kits for offices and factories. Despite the modest sales growth for 1995, the division's profit performance was adversely affected by excess capacity.

A major component of the overall profit improvement plan is the transfer of the Company's scissor and ruler manufacturing operation from Bridgeport, Connecticut to Fremont, North Carolina. The decision to stop manufacturing product in Bridgeport was very difficult, but necessary. The physical move is expected to be completed after mid-year, with full production commencing in the final quarter of 1996. While the Company expects operating efficiency in Fremont to steadily improve as a result of the consolidation, projected annual savings of approximately $700,000 will not materialize until 1997. We anticipate moving, installation and training costs in 1996 which are not expected to reoccur in the future.

For the division in 1996, we plan to continue efforts to strengthen distribution of the stationery line to the office products superstores; develop new products for the children's scissor and craft markets; and obtain a larger share of the back-to-school market. The goal is to obtain a small increase in sales in 1996, with much larger increases in future years.

The Company's Canadian subsidiary, Acme United Limited also had high inventory levels which we will reduce through aggressive pricing. The overall efficiency of our operation there also must be strengthened. We expect to attain improvements in asset utilization and profitability in 1996.

U.S. MEDICAL PRODUCTS

Sales in 1995 of the Company's medical products business were flat at $16.3 million. In the third quarter, the Bubble and Board line of intravenous therapy products, valued at more than $200,000, was written off which contributed to the poor performance. Other asset revaluations in the fourth quarter aggregated $1,216,000. For 1996, modest sales growth is forecast. We will continue to focus on the hospital and alternate care markets, and have opportunities with hospital buying groups that we are working hard to develop.

Further reductions in overhead will also be undertaken in an ongoing effort to decrease costs. The division plans to continue to decrease inventory and improve manufacturing efficiency at the Goldsboro, North Carolina plant.


EUROPEAN OPERATIONS

The performance of our European operations in 1995 was poor. In 1996, we plan to make reductions in expenses at the Altenbach cutlery and Schlemper scissor companies in Germany, and at Acme United, Ltd. in England. Simultaneously, increases in sales and marketing efforts are planned to generate revenue growth.

We reserved $2.1 million in 1995 for changes in our German operations, and $1.0 million for inventory revaluations in Europe. We also wrote off $221,000 in England for an outdated manufacturing facility.

A realistic goal for Europe is to decrease the loss we suffered in 1995. In 1996 we will continue to work towards improving performance and cutting costs, while pursuing various options for restructuring.


MANAGEMENT AND BOARD CHANGES

In November 1995, the Board of Directors elected me President and Chief Executive Officer of Acme United Corporation. I had been with the Company since January when I was appointed Executive Vice President, and joined the Board of Directors in April.

Gary D. Penisten was elected Chairman of the Board in February 1996. He has been working closely with me in developing the restructuring plan. Gary was formerly Chief Financial Officer of Sterling Drug Inc. and a member of its Board of Directors.

Also, Dwight C. Wheeler II has been elected to the position of Vice Chairman. For the past year he had served as President and Chief Executive Officer, succeeding his father, Henry C. Wheeler, who retired on November 30, 1995 as Chairman. Henry Wheeler will continue to provide counsel to the Board as Honorary Chairman Emeritus.


SUMMARY

In 1996 a series of strategies designed to position the Company for profitability and long-term growth are being implemented. The highlights are a company-wide inventory to cash plan; moving the Bridgeport plant to Fremont to consolidate manufacturing operations; modifications in employee benefits and trimming administrative expenses; eliminating selected manufacturing operations in Europe to lower costs; and increased emphasis on marketing and sales.

To conclude, your Board and management have made some hard decisions which are intended to effect a turnaround for the Company. The business shows promise and progress and we have confidence in the future. I anticipate Acme United will be quite a different company when the President's letter is prepared for the 1996 Annual Report. If we stay the course with the plans we have set, I am confident that it will be a better one.

Sincerely,


/s/ Walter C. Johnsen

Walter C. Johnsen,
President, Chief Executive Officer and Chief Financial Officer

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K


(X)    ANNUAL REPORT PURSUANT TO SECTION 13
       OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1995

       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-4823
                           ACME UNITED CORPORATION
            Exact name of registrant as specified in its charter

           CONNECTICUT                                  06-0236700
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


      75 Kings Highway Cutoff,                            06430
       Fairfield, Connecticut                           (Zip Code)
(Address of principal executive offices)


   Registrant's telephone number, including area code: (203) 332-7330
      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
   $2.50 PAR VALUE COMMON STOCK                  AMERICAN STOCK EXCHANGE


    Securities registered pursuant to Section 12 (g) of the Act:  None


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant had 3,337,620 shares outstanding as of March 18, 1996 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996 was approximately $12,098,873.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 22, 1996 incorporated into 1995 10-K, Part III

PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries "the Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company operates two business segments, consumer and medical. The Company's operations are in the following geographic areas: the United States, Canada, England and Germany. Financial information concerning sales, operating profit and identifiable assets by business segment and geographic area appears in Note 9 of the consolidated financial statements.

Consumer

The Company manufactures and distributes scissors, shears, rulers, knives and first aid kits for school, office or home use. Acquisition of Emil Schlemper GmbH and Co. KG of Solingen, Germany in January l990, Homeric, Ltd. of Sheffield, England in July l990 and Peter Altenbach and Son GmbH of Solingen, Germany in 1991 extended the Company's presence in Europe as a scissor and shear manufacturer and introduced a knife line with the acquisition of Peter Altenbach and Son GmbH. The Company is a major domestic manufacturer of scissors and shears in the United States, England and Germany; rulers in the United States; knives in Germany; and a distributor of scissors, shears and other products in Canada. In addition to local manufacturing competition in each country, foreign competition continues, primarily from China, Taiwan and Korea. The Company imports scissors, shears, knives and other products to supplement its manufactured products.

Independent manufacturer representatives are primarily used to represent its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers in the United States. Foreign operations use a combination of independent commission agents and an internal sales force.

A seasonal surge in sales arises from about March through July which is attributed to sales in the educational field primarily through school supply distributors and mass market retailers. Unfilled backlog at year end was $1,848,084 as compared to $1,575,444 in l994.

Medical

The Company entered the medical products field in l965, producing disposable medical scissors and instruments for sale to other companies, which packaged them for sale to hospitals. In l972, the Company's Medical Products Division began marketing its own line of products, including ONE TIME(R) disposable procedure trays, RESPOSABLE(R) stainless steel instruments, and ACU-DYNE(R) povidone-iodine germicide packaged in bottles and flexible packages. New products have been added to the procedure tray line every year to meet the specialized needs of hospitals, clinics and convalescent homes.

In l978, wound dressings were introduced by the Company which today include ACU-DERM(R) a sterile, non-absorbent, self-adhering polyurethane dressing and the LYO FOAM(R) line, a sterile absorbent polyurethane dressing. Bandage products were added in January l992 when the Company acquired the major portion of the U.S. medical products business of SePro Healthcare, Inc., the U.S. subsidiary of the Seton Healthcare Group, plc of Oldham, England. The Company entered into distribution agreements with Seton Healthcare International Limited for exclusive U.S. rights to an extensive line of state-of-the-art pressure therapy bandages and specialized wound dressings.

In l993, the Royl-Derm line of skin care and wound-care products was launched. The Royl-Derm line of patent-pending skin-care and wound-care products have been known to relieve or eliminate the pain connected with skin burns, wounds, ulcers and blemishes often experienced by elderly and bed-ridden patients. However, simultaneous launching of several competitive brands resulted in widespread price cutting and saturation sampling, delaying the acceptance of the Royl-Derm line. As a result, the Company incurred a $4l5,000 charge in l994 for dated inventory of these products. The Company is continuing to market the Royl-Derm line. However, 1995 sales were low and future sales are not expected to be significant.

In October, l992, Acme United acquired the exclusive marketing and distribution rights in the U.S. for the OPCO Line of I.V. therapy products for hospitals and the after-care market. The principal product is the patented I.V. Bubble -- a plastic, see-through, disposable device which can be inflated to protect the I.V. catheter and tubing while preventing the patient from accidentally pulling out the catheter. A second OPCO product is the I.V. Board, a reusable device which immobilizes the limb, stabilizes the I.V. site and reduces premature I.V. restarts in active patients. Unsuccessful attempts to market the OPCO line resulted in a $264,000 charge in 1995 for the remaining inventory and licensing rights.

The Company has a network of medical dealers who distribute its line of medical products with hospitals and the after hospital market which include homes, nursing facilities and other alternate care providers. Technical assistance is provided by its own field sales force.

Larger hospital buying groups, whose members account for 70% of the spending on supplies by its member hospitals, have fostered increased competition among suppliers. In December l994, the Company engaged MedAlliance, a highly experienced sales group, to assist in contract sales of its medical products to the key decision-makers in the major buying groups. Lower pricing and profit margins are expected on sales to larger hospital buying groups.

Unfilled order backlog for the medical segment at year end was $203,765, compared to $327,270 in l994.

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 486 person, all but a few of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident. The employment level will decrease during 1996 to approximately 425 as a result of the restructuring plan.

Item 2.  Properties

Acme United Corporation is headquartered at 75 Kings Highway Cutoff, Fairfield, Connecticut in 15,403 square feet of leased space. The Company has owned and leased manufacturing facilities in the United States, England, Germany and 29,000 square feet of leased warehousing space in Canada. All facilities are part of the consumer segment except for the 60,000 square foot plant leased in Goldsboro, North Carolina which manufactures products for the medical segment.

At the start of 1995, manufacturing for the U.S. consumer segment occurred in three plants. However, they will be consolidated into the 58,000 square foot owned Fremont, North Carolina plant by October 1996. The Seneca Falls, New York ruler manufacturing plant was closed in 1995 and is now available for sale. Manufacturing at the Bridgeport, Connecticut plant will end by July 1996 leaving vacant all but about 50,000 square feet for packaging, warehousing and plant administration. Alternatives are being evaluated regarding the vacant space.

Manufacturing for the European consumer segment is presently being conducted at the 48,000 square foot owned Solingen, Germany plant and the 51,000 and 50,000 square foot leased plants in Solingen, Germany and Sheffield, England, respectively. Part of the restructuring plan adopted in 1995 is to consolidate operations in Germany into the owned plant in Solingen, Germany, which would eliminate the need for the leased facility in Solingen, Germany. The lease expires October, 2001.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by The Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from five to ten years.

Item 3.  Legal Proceedings

The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse impact on the Company's results of operations, financial position or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1995.


PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters


The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:


Fiscal Year Ended December 31, 1994        High        Low
First Quarter                             4 1/4      3 1/4
Second Quarter                            3 3/4      3 1/8
Third Quarter                             3 7/8      3 1/4
Fourth Quarter                            3 7/8      2 13/16

Fiscal Year Ended December 31, 1995
First Quarter                             4 1/4      3 1/4
Second Quarter                            4          3 5/16
Third Quarter                             3 3/4      3 3/8
Fourth Quarter                            4          2 13/16


As of March 4, 1996 there were approximately 1,700 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock in 1995 and 1994. The Company presently intends to retain earnings to finance business improvements. However, management and the Board of Directors believe it is important for the Company to pay dividends when a record of consistent earnings has been achieved.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                    1995      1994      1993      1992      1991
________________________________________________________________________________________________
Net Sales                                        $52,222   $52,755   $52,339   $53,037   $47,836
________________________________________________________________________________________________
Other Income                                         180       235        78       265       560
________________________________________________________________________________________________
Total                                             52,402    52,990    52,417    53,302    48,396
________________________________________________________________________________________________
Cost and Expenses: Cost of Goods Sold             38,801    37,795    38,729    38,829    33,869
________________________________________________________________________________________________
Inventory Valuation Losses                         3,381         -         -         -         -
________________________________________________________________________________________________
Selling, General and Administrative Expenses      14,397    13,324    13,130    13,092    10,763
________________________________________________________________________________________________
Restructuring & Other Charges                      3,136         -         -       468         -
________________________________________________________________________________________________
Interest Expense                                   1,953     1,658     1,554     1,716     1,226
________________________________________________________________________________________________
Income/(Loss) before Income Tax                   (9,266)      212      (995)     (803)    2,538
________________________________________________________________________________________________
Provision (Benefit) for Income Tax                  (550)       89      (398)     (256)    1,204
________________________________________________________________________________________________
Net Income/(Loss)                                 (8,716)      123      (597)     (547)    1,334
________________________________________________________________________________________________
Average Number of Shares Outstanding               3,338     3,338     3,338     3,325     3,273
________________________________________________________________________________________________
Net Income/(Loss) per Common Share               $ (2.61)  $   .04   $  (.18)  $  (.16)  $   .41
________________________________________________________________________________________________
Cash Divided per Common Share                    $     -   $     -   $   .05   $   .20   $   .17
________________________________________________________________________________________________
Book Value per Common Share                      $  2.85   $  5.42   $  5.39   $  5.70   $  6.30
________________________________________________________________________________________________
Total Assets                                     $37,020   $42,888   $41,963   $43,697   $41,066
________________________________________________________________________________________________
Total Long Term Debt                             $14,880   $14,388   $14,718   $36,182   $11,784
________________________________________________________________________________________________
Total Stockholder's Equity                       $39,505   $18,083   $17,999   $19,009   $20,608
________________________________________________________________________________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Acme United Corporation ("the Company") operates its business in two principal business segments, consumer and medical. Note 9 to the consolidated financial statements gives details of the Company's business segments. The medical segment operates in the United States and the consumer segment operates in the United States, Canada, England and Germany.

Consolidated net sales were $52.2, $52.8 and $52.3 million in 1995, 1994 and 1993, respectively. The consumer segment accounted for 69%, 68% and 67% of those sales in each respective year, and sales were almost equal for the U.S. operations and foreign operations for the last three years. Medical segment sales comprised approximately one third of consolidated net sales in 1995, 1994 and 1993.

Results of Operations 1995 Compared with 1994

Consolidated net sales were $52.2 million and decreased $533,000 or 1% from 1994. The consumer segment net sales decreased $133,000 or less than 1% and the medical segment net sales decreased $400,000 or 2%.

Consumer segment sales in the U.S. operations increased $667,000 and foreign operations decreased $800,000. The U.S. consumer segment increase is mainly attributable to increased volume resulting from the growth of the first aid kit line, Westcott ruler line and imported stainless steel scissors and shears. Sales of lower priced scissors and shears declined which was attributed to foreign competition. The Company expects to reverse the decline with a more aggressive pricing policy in 1996. The foreign consumer segment sales decrease resulted from volume declines in the European operations despite the favorable impact of higher translation rates of approximately $1,359,000.

Medical segment sales declined $400,000 primarily due to a decline in sales of wound care products which have been unfavorably impacted by government reimbursement policies.

Gross margins before inventory valuation losses declined in both the consumer and medical segments; the consumer segment gross margins were 21% and 24% and medical margins were 36% and 38% for 1995 and 1994, respectively. The decline in the consumer segment resulted primarily from excess capacity and low margin product sales mix in the foreign operations. Foreign operations sales were $17.8 million and profit margins fell from 24% in 1994 to 18% in 1995. Margins in the U.S. operations were 24% for both years. Medical segment margins declined primarily as a result of a change in product sales mix.

Inventory valuation losses of $3,381,000 were recorded in 1995, primarily as a result of an inventory reduction program implemented to generate cash in 1996.

Selling, general and administrative expenses were $14,397,000 in 1995 as compared to $13,324,000 in 1994, an increase of $1,073,000 or 8%. The increase occurred in U.S. operations and was primarily the result of increases to U.S. pension expense of $537,000 and advertising promotion and catalog allowances of $333,000. The significant rise in the pension expense reflects the curtailment loss resulting from freezing the pension plan and a change in the expected long term rate of return on long term assets from 10% to 8%.

Interest expense increased $295,000 or 18% over 1994 primarily because of higher rates in the United States under the revolving line of credit.

The effective tax rate in 1995 was (6%) on a pre tax loss of $9,266,000 as compared to 42% on pre tax income of $212,000. The Company reported a tax benefit of only $550,000 because it was unable to fully utilize the 1995 pre tax loss.

Results of Operations 1994 Compared with 1993

Consolidated net sales were $52.8 million and increased $416,000 or 1% over 1993. The consumer segment net sales increased $818,000 or 2% and the medical segment net sales decreased $402,000 or 2%.

Consumer segment sales for U.S. and foreign operations increased $399,000 and $552,000, respectively. Higher sales of the first aid kit line and stainless steel scissor and shear line were the major reason for the sales increase in the United States. However, sales of lower priced scissors and shears continued to decline as a result of continued foreign competition. A strong volume increase in England was the major factor for increased sales from foreign operations.

Despite a $781,000 or 17% sales increase to the alternate care market and a 13% growth of wound dressings and bandage products, medical sales declined as a result of lower sales to the hospital dealer market, and to kit manufacturers who use the Company's manufactured components.

Gross margins increased to 28% in 1994 from 26% in 1993 which was mainly due to lower manufacturing costs and price increases in both the U.S. and foreign consumer segment operations. The medical division gross profit margin was 38% for both years despite a charge in 1994 to dispose of Royl-Derm inventory, a line of skin care and wound care products.

Selling, general and administrative expenses were $13,324,000 in 1994 as compared to $13,130,000 in 1993, an increase of $194,000 or 1%, and were 25% of sales for both 1994 and 1993.

Interest expense increased $104,000 or 7% over 1993 primarily because of increased rates in the United States under the revolving line of credit.

The effective tax rate in 1994 was 42% on pre tax income of $212,000 as compared to (40%) on a pre tax loss of $995,000. The consolidated effective tax rates vary year to year because the geographic components of income (loss) before income taxes vary year to year and the statutory income tax rates vary in countries where the Company has operations.

Liquidity and Capital Resources

Net cash flow from operating activities was $909,000 in 1995 as compared to $712,000 and $2,710,000 in 1994 and 1993, respectively. Net cash provided by operations and sale of real estate in 1995 was sufficient to finance capital expenditures of $987,000 and reduce borrowings $282,000.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                    1995             1994
_________________________________________________________
Working Capital              $15,976,000      $21,035,000
Current Ratio                  2.42 to 1        3.23 to 1
Long Term Debt to Equity            1.57              .80

Working capital decreased $5,060,000 in 1995 resulting primarily from a decrease in inventory caused by inventory valuation losses and the addition of a restructuring reserve in current liabilities.

Long term debt to equity was adversely affected by an $8,578,000 reduction in stockholders' equity which was primarily attributable to asset valuation and restructuring charges.

The U.S. revolving line of credit, renegotiated in March 1996, is due to expire in May 1998 and the foreign overdraft arrangements are due to expire at various times in 1996. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations which includes a program to convert high inventory levels to cash, the Company believes it can meet capital expenditure, restructuring and other planned financial commitments in 1996.

Item 8.  Financial Statements and Supplementary Data


CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 1995, 1994 and 1993

                                                            1995            1994            1993
________________________________________________________________________________________________
Net Sales                                          $  52,222,210   $  52,754,799   $  52,339,323
Other Income                                             179,811         234,881          78,172
________________________________________________________________________________________________
                                                      52,402,021      52,989,680      52,417,495
Cost and Expenses
Cost of Goods Sold                                    38,800,804      37,795,384      38,728,738
Inventory Valuation Losses                             3,381,355               -               -
Selling, General and Administrative Expenses          14,396,927      13,324,022      13,129,703
Interest Expense                                       1,953,090       1,657,875       1,553,826
Restructuring & Other Charges                          3,136,257               -               -
________________________________________________________________________________________________
                                                      61,668,433      52,777,281      53,412,267
________________________________________________________________________________________________

Income/(Loss) before Income Tax                       (9,266,412)        212,399        (994,772)
Provision (Benefit) for Income Tax
United States                                            (53,535)         39,127         (90,489)
Foreign                                                 (496,701)         49,774        (307,038)
________________________________________________________________________________________________
                                                        (550,236)         88,901        (397,527)
________________________________________________________________________________________________
Net Income/(Loss)                                  $  (8,716,176)     $  123,498     $  (597,245)
________________________________________________________________________________________________
Net Income/(Loss) applicable to common stock(A)    $       (2.61)     $      .04     $      (.18)
________________________________________________________________________________________________

(A)Based on a weighted average number of shares outstanding during the year.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 1995, 1994 and 1993

                                                          Additional
                                Treasury        Common       Paid-In   Translation      Retained
                                   Stock         Stock       Capital    Adjustment      Earnings
________________________________________________________________________________________________
Balances, December 31, 1992  $  (357,631)  $ 8,461,550   $ 2,145,119   $  (854,211)  $ 9,614,431
Net Loss                                                                                (597,245)
Cash Dividends
Common Stock $.05 per share                                                             (166,881)
Translation Adjustment                                                    (245,689)
________________________________________________________________________________________________
Balances, December 31, 1993     (357,631)    8,461,550     2,145,119    (1,099,900)    8,850,305
Net Income                                                                               123,498
Translation Adjustment                                                     (40,341)
________________________________________________________________________________________________
Balances, December 31, 1994     (357,631)    8,461,550     2,145,119    (1,140,241)    8,973,803
Net Loss                                                                              (8,716,176)
Translation Adjustment                                                     138,429
________________________________________________________________________________________________
Balances, December 31, 1995  $  (357,631)  $ 8,461,550   $ 2,145,119   $(1,001,812)  $   257,627
________________________________________________________________________________________________

See notes to financial statement

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

Assets                                                 1995              1994
_____________________________________________________________________________
Current Assets:
  Cash and cash equivalents                  $      531,773    $      450,480
  Accounts receivable, net                        8,108,483         7,893,838
  Inventory                                      18,013,251        20,999,538
  Deferred tax asset                                      -           356,874
  Prepaid expenses and other current assets         605,773           747,758
_____________________________________________________________________________
    Total current assets                         27,259,280        30,448,488
  Plant, property and equipment:
  Land                                              490,589           756,625
  Buildings                                       4,236,976         4,580,669
  Machinery and equipment                        15,736,435        16,063,066
_____________________________________________________________________________
    Total plant, property and equipment          20,464,000        21,400,360
  Less, accumulated depreciation                 13,141,747        12,852,430
_____________________________________________________________________________
    Net plant property and equipment              7,322,253         8,547,930
  Goodwill                                          817,340           856,480
  Other assets                                    1,621,784         3,035,525
_____________________________________________________________________________
    Total Assets                             $   37,020,657    $   42,888,423
_____________________________________________________________________________


Liabilities                                            1995              1994
_____________________________________________________________________________
Current Liabilities:
  Accounts payable                           $    3,193,285    $    2,473,125
  Notes payable                                   3,650,116         4,000,069
  Restructuring reserve                           1,197,500                 -
  Other Accrued liabilities                       3,242,758         2,941,146
_____________________________________________________________________________
    Total current liabilities                    11,283,659         9,414,340
Deferred Income Taxes                                     -         1,003,893
Restructuring Reserve                             1,352,000                 -
Long Term Debt                                   14,880,145        14,387,590
_____________________________________________________________________________
    Total Liabilities                        $   27,515,804    $   24,805,823

Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY

Common stock, par value $2.50, authorized
4,000,000 shares, issued 3,384,620 and
outstanding 3,337,620                        $    8,461,550    $    8,461,550
Treasury Stock, 47,000 shares at cost              (357,631)         (357,631)
Additional paid-in capital                        2,145,119         2,145,119
Retained earnings                                   257,627         8,973,803
Translation adjustment                           (1,001,812)       (1,140,241)
_____________________________________________________________________________
    Total Stockholders' Equity                    9,504,853        18,082,600
_____________________________________________________________________________
    Total Liabilities and
    Stockholders' Equity                     $   37,020,657    $   42,888,423
_____________________________________________________________________________

See notes to financial statements

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
For the years ended December 31, 1995, 1994 and 1993

                                                            1995            1994            1993
________________________________________________________________________________________________
Cash flows from operating activities
Net income/(loss)                                   $ (8,716,176)   $    123,498    $   (597,245)
Adjustments to reconcile net income/(loss) to
net cash provided by operating activities
Depreciation                                           1,312,521       1,307,035       1,279,884
Amortization                                             565,972         575,081         538,235
Increase/(decrease) in deferred income taxes            (675,196)        (17,984)        196,481
(Gain) on disposal of assets                             (19,241)        (25,749)              -
Restructuring & other charges                          3,136,257               -               -
Inventory valuation losses                             3,381,355               -               -
Change in assets and liabilities
(Increase)/decrease in accounts receivable               824,962         (92,347)     (1,019,063)
(Increase)/decrease in inventory                         (38,468)       (755,307)      1,825,986
(Increase)/decrease in prepaid expenses and
(other current assets                                     70,516           3,740        (415,843)
(Increase)/decrease in other assets                      115,299         (83,049)       (142,023)
Increase/(decrease) in accounts payable                  636,883        (998,692)        861,813
Increase/(decrease) in income taxes payable              106,930         423,277        (279,663)
Increase in other liabilities                            207,488         252,438         461,433
________________________________________________________________________________________________
Total adjustments                                      9,625,278         588,443       3,307,240
________________________________________________________________________________________________
Net cash provided by operations                          909,102         711,941       2,709,995
________________________________________________________________________________________________

Cash flows from investing activities
Capital expenditures                                    (986,647)     (1,445,204)     (1,158,897)
Licensing agreement                                            -               -        (200,000)
Proceeds from sales of plant, property & equipment       453,616         135,650         131,468
________________________________________________________________________________________________
Net cash used for investing activities                  (533,031)     (1,309,554)     (1,227,429)
________________________________________________________________________________________________
Cash flows from financing activities
Net borrowings                                          (282,440)        740,325      (1,863,644)
Dividends paid                                                 -               -        (166,881)
________________________________________________________________________________________________
Net cash (used for)/provided by financing activities    (282,440)        740,325      (2,030,525)
________________________________________________________________________________________________
Effect of exchange rate changes on cash                  (12,338)        (10,892)        (28,429)
________________________________________________________________________________________________
Net change in cash and cash equivalents                   81,293         131,820        (576,388)
Cash and cash equivalents at beginning of year           450,480         318,660         895,048
________________________________________________________________________________________________
Cash and cash equivalents at end of year            $    531,773    $    450,480    $    318,660
________________________________________________________________________________________________

See notes to financial statements

Acme United Corporation and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

a. Nature of Operations - Acme United Corporation is a multinational corporation which operates in two business segments, consumer and medical. The consumer segment operates in the United States, Canada, England and Germany and the medical segment operates in the United States. Principal consumer segment products are scissors, shears, rulers, knives and first aid kits which are sold primarily to wholesale, contract and retail stationery distributors, office supply superstores, school supply distributors and mass market retailers. Medical segment products are disposable scissors, instruments and sterile procedure trays, germicidal products, pressure bandages and wound dressings which are sold to hospital supply dealers and alternate care market dealers. Medical sales account for approximately one third of the Company's revenue and medical assets account for about one fourth of the assets.

b. Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and Subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

d. Translation of Foreign Currency - The Company translates its assets and liabilities at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the respective years. Translation adjustments are treated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized at the time of settlement of the underlying purchase transactions and treated as purchasing variances.

e. Hedging Activity - The Company on occasion purchases foreign currency contracts and/or options as hedges against foreign currency fluctuation risk related to specific purchase commitments. The Company does not engage in foreign exchange contracts for speculative purposes and accordingly, the contracts are accounted for as hedges.

f. Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

g. Inventory Valuation - Inventories are stated at the lower of average cost (first in, first out basis) or market.

h. Plant, Property and Equipment and Depreciation - All plant, property and equipment is recorded at cost. The Company records depreciation for financial reporting purposes using the straight-line method. The estimated useful lives for most machinery, equipment and tooling ranges from 3 to 15 years and for buildings from 15 to 40 years.

    Maintenance and repairs or minor renewals are charged to operations as incurred. Major renewals and betterments are capitalized. The carrying amounts of assets sold or otherwise disposed of and the related allowance for depreciation have been eliminated from the accounts in the year of disposal and the resulting gain or loss has been recorded in operations. Assets which are expected to have no substantial salvage value are written off against applicable depreciation reserves at the expiration of their useful lives.

i. Deferred Income Taxes - Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates.

j. Research and Development - Research and development costs ($91,251 in 1995, $104,762 in 1994 and $169,241 in 1993) are included in the cost of goods sold caption on the consolidated statements of income
    (loss).

k. Goodwill and Other Assets - Goodwill represents the excess cost of investments over the net asset values at acquisition and is being amortized on a straight line basis over periods ranging from 20 to 40 years. Accumulated amortization aggregated $224,111 and $186,538 at December 31, 1995 and 1994.

    Other assets, at cost, include license agreements, a covenant not to compete and other fees associated with the Sepro acquisition. These assets are being amortized on a straight line basis from 4 to 7 years. Accumulated amortization aggregated $2,024,698 and $1,496,299 at December 31, 1995 and 1994.

    The Company continually reevaluates the propriety of the carrying amounts of goodwill and other assets as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. As a result of this reevaluation, the Company took a charge of $156,666 to write off the carrying amount of licensing rights related to a discontinued product, which is included in selling, general and administrative expenses on the consolidated statement of income
    (loss). The Company believes that no other significant impairment of goodwill or other assets has occurred and that no reduction of the estimated useful lives is warranted.

l. Accounts Receivable - Accounts Receivable are shown less allowance for doubtful accounts of $132,593 in 1995 and $197,822 in 1994.

m. Postretirement Benefits - Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." There was no impact on the Company's financial position and results of operations.

n. Reclassifications - Certain reclassifications have been made to prior year amounts to conform to and be consistent with the 1995 presentation.

2.  Inventory:

Inventory consisted of the following balances on December 31 which are net of a $3,611,355 and $230,000 inventory reserve in 1995 and 1994, respectively. The Company recorded an inventory valuation loss of $3,381,355 and $230,000 in 1995 and 1994, respectively, the former of which resulted primarily from a program to convert inventory to cash.

                                     1995              1994
___________________________________________________________
Finished goods               $  9,941,846     $  11,227,978
Work in process                 3,962,928         5,246,507
Raw materials and supplies      4,108,477         4,525,053
___________________________________________________________
Total                       $  18,013,251     $  20,999,538
___________________________________________________________

3.  Other Assets

Other assets consisted of the following balances on December 31:

                                     1995              1994
___________________________________________________________
Licensing agreements         $  1,169,465      $  1,705,416
Prepaid pension costs             372,936         1,112,109
Other                              79,383           218,000
___________________________________________________________
Total                        $  1,621,784      $  3,035,525
___________________________________________________________

4.  Other Accrued Liabilities:

Other accrued liabilities consisted of the following balances on December 31:

                                     1995              1994
___________________________________________________________
Pension                        $  520,399        $  470,400
Vendor Rebates                    797,047           473,296
Other                           1,925,312         1,997,450
___________________________________________________________
Total                        $  3,242,758      $  2,941,146
___________________________________________________________

5.  Pension and Profit Sharing:

The Company has a pension plan covering substantially all U.S. employees and separate plans for the foreign subsidiaries' employees. The pension expense for 1995, 1994 and 1993, which is included in selling, general and administrative expenses, aggregated $1,008,511, $442,206 and $322,814, respectively.

U.S. employees are covered by a funded, defined benefit pension plan. The benefits are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. Pension expense for U.S. employees was $829,738, $293,145 and $191,965 in 1995, 1994 and 1993 respectively. In December 1995 the Company's Board of Directors approved an amendment to the U.S. pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan. Accordingly, this action was accounted for as a curtailment under the provisions of Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and resulted in a curtailment loss of $299,183. Plan assets and liabilities and prepaid pension costs shown reflect the effect of this curtailment loss.

Pension coverage for employees of the Company's foreign subsidiaries vary by country and the Company's funding policy varies in line with local commercial, actuarial and taxation practices. The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 87 "Accounting for Pensions" for its foreign pension plans. However, it has been determined that the impact on total consolidated assets, liabilities and net income is not significant as a result of not adopting Statement of Financial Accounting Standards No. 87. Foreign subsidiaries' pension expense for 1995, 1994 and 1993 was $178,773, $149,061 and $130,849, respectively.

Net periodic pension cost of the U.S. pension plan for 1995, 1994 and 1993 included the following components:

                                             1995          1994          1993
_____________________________________________________________________________
Service cost - benefits earned
  during the period                    $  297,659     $  311,048    $ 242,949
Interest cost on projected
  benefit obligation                      474,096        375,989      348,306
Actual return on assets                  (334,058)      (114,510)    (234,401)
Curtailment loss                          299,183              -            -
Net amortization and deferral              92,858        279,382      164,889
_____________________________________________________________________________
Net pension expense                    $  829,738     $  293,145      191,965
_____________________________________________________________________________

Assumptions used in the accounting for pension expenses were:

                                             1995          1994          1993
_____________________________________________________________________________
Discount rate                                7.0%          7.0%          7.5%
Average wage increase                        5.5%          5.5%          5.0%
Expected long-term rate of
  return on plan assets                      8.0%         10.0%         10.0%
_____________________________________________________________________________

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The average wage increase assumption reflects the Company's best estimate of the future compensation levels of the individual employees covered by the plans. The expected long-term rate of return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plan. The Company has reduced the expected long-term rate of return on plan assets to more accurately reflect anticipated plan performance.

The funded status of the Company's U.S. plan as of December 31, 1995 and 1994 is as follows:

                                                       1995              1994
_____________________________________________________________________________
Actuarial present value of benefit obligations:
  Vested benefit obligation                     $ 4,916,289       $ 3,960,681
  Accumulated benefit obligation                  5,082,890         4,053,354
  Projected benefit obligation                    5,082,890         5,214,085

Plan assets at fair value,
primarily mutual funds                            5,098,371         5,162,880
Projected benefit obligation                      5,082,890         5,214,085
_____________________________________________________________________________
Plan assets in excess of/(less than)
Projected benefit obligation                         15,481            51,205
Adjustments:
  Unrecognized loss from past experience            357,455           784,951
  Unrecognized past service cost                          -           (61,395)
  Unrecognized transition obligation
  being amortized over 15 years                           -           439,758
_____________________________________________________________________________
Prepaid pension costs at December 31              $ 372,936       $ 1,112,109
_____________________________________________________________________________

The Company also has a qualified, non-contributory profit sharing plan covering substantially all U.S. employees. Amounts are contributed annually to provide retirement or other benefits for employees and contributions are calculated under a formula based on income before income taxes and gains or losses on investments, less a fixed return on a capital base (as defined). Based on the formula, no contribution was required for 1995, 1994 and 1993. A specific contribution amounting to 2% of wages will be contributed annually commencing 1996.

6.  Income Taxes:

On January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 did not have an impact on the opening retained earnings.

The current and deferred income tax provisions (benefits) are as follows:

                                             1995          1994          1993
_____________________________________________________________________________
Current:
  Federal                              $    9,103    $   15,642    $        -
  State                                    35,262        28,585        58,689
  Foreign                                  80,595        65,828      (410,373)
_____________________________________________________________________________
                                       $  124,960    $  110,055    $ (351,684)
_____________________________________________________________________________
Deferred:
  Federal                              $  (88,810)   $   18,037    $ (134,498)
  State                                    (9,090)      (23,137)      (14,680)
  Foreign                                (577,296)      (16,054)      103,335
_____________________________________________________________________________
                                         (675,196)      (21,154)      (45,843)
_____________________________________________________________________________
                                       $ (550,236)   $   88,901    $ (397,527)
_____________________________________________________________________________

The State tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants reside.

The U.S. and foreign income (loss) before income taxes are as follows:


                                             1995          1994          1993
_____________________________________________________________________________
U.S. (loss)                          $ (4,735,350)    $ (35,983)   $ (191,572)
Foreign income (loss)                $ (4,531,062)    $ 248,382    $ (803,200)
_____________________________________________________________________________
                                     $ (9,266,412)    $ 212,399    $ (994,772)
_____________________________________________________________________________

The provision (benefit) for income taxes is different from that which would be computed by applying the United States statutory income tax rate to income
(loss) before income taxes. The following schedule reconciles the income tax provision (benefit) computed at the United States statutory rate to the actual tax provision (benefit) reported.


                                             1995          1994          1993
_____________________________________________________________________________
Federal income tax at 34%
  statutory rate                     $ (3,150,580)   $   72,216    $ (338,222)
State and local taxes,
  net of federal income tax effect        (72,500)        3,596)       29,046
Foreign income tax rate                  (675,600)      (34,675)      (33,950)
Deferred tax asset valuation
  allowance                             2,788,900             -             -
Prior year tax accrual adjustment               -        30,000       (79,299)
Repatriated earnings of foreign
  subsidiary                              410,100             -             -
Permanent differences                     188,500        19,267        12,623
All other items, net                      (39,056)       (1,503)       12,275)
_____________________________________________________________________________
Provision (benefit) for income taxes $   (550,236)   $   88,901    $ (397,527)
_____________________________________________________________________________
Total income taxes paid, net of
  refunds                            $     66,683    $   (299,855) $  152,515
_____________________________________________________________________________

The significant sources of deferred tax liabilities and assets as of December 31 are as follows:

                                                       1995              1994
_____________________________________________________________________________
Deferred tax liabilities:
  Property, plant and equipment                $  1,013,200      $  1,253,100
  Pension plans                                     256,200           429,200
  Disposal of land and building                      63,700            67,700
  Repatriated earnings of foreign subsidiary        410,100                 -
  Other                                                   -            25,000
_____________________________________________________________________________
  Total deferred tax liabilities               $  1,743,200      $  1,775,000
_____________________________________________________________________________
Deferred tax assets:
  Reserves and allowances                      $  2,984,200      $    558,100
  Tax basis operating loss carryforwards          1,063,600           210,700
  Intangible assets                                 475,200           316,816
  Other                                               9,100            42,365
_____________________________________________________________________________
  Total deferred tax assets                    $  4,532,100      $  1,127,981
_____________________________________________________________________________
  Net deferred tax liability (assets)
  before valuation allowance                   $ (2,788,900)     $    647,019
_____________________________________________________________________________
  Valuation allowance                             2,788,900                 -
_____________________________________________________________________________
  Net deferred tax liability                   $          -      $    647,019
_____________________________________________________________________________

The Company provides deferred taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. $3,808,000 and $6,460,000 of foreign subsidiary earnings are considered permanently reinvested as of December 31, 1995 and 1994, respectively. If such earnings were not permanently reinvested, a deferred tax liability would have been required. The amount of deferred tax liability cannot be reasonably determined.

SFAS 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Realization of the Company's tax assets, other than those which will be realized by future reversals of existing taxable temporary differences, is entirely dependent on future earnings. Due to the uncertain nature of their realization based on past performance and carry forward expiration dates, the Company has established a full valuation allowance against these tax assets. The need for this valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

At December 31, 1995, the Company has tax operating loss carryforwards aggregating $2,130,000, of which $78,000 relate to U.S. Federal income taxes and expire in 2010, and $2,052,000 relate to foreign operations. Foreign tax operating loss carryforwards totaling $97,000 expire in 2002 and $1,955,000 can be carried forward indefinitely.

7.  Notes Payable and Long Term Debt:

Notes Payable consisted of the following:

                                                       1995              1994
_____________________________________________________________________________
Overdraft arrangements (B)                     $  2,595,374      $  2,057,940
Current portion of long term debt                 1,054,742         1,942,129
_____________________________________________________________________________
                                               $  3,650,116      $  4,000,069

Long Term Debt consisted of the following:

                                                       1995              1994
_____________________________________________________________________________
Revolving Credit (A)                           $  9,300,000      $  9,400,000
Mortgage Note (C)                                   522,075           483,975
Note Payable (D)                                    353,262           408,063
Note Payable (E)                                    400,745           447,959
Note Payable (F)                                  1,669,834         1,737,248
Note Payable (G)                                  1,392,200         1,290,600
Note Payable (H)                                  2,213,445         2,453,250
Other Obligations                                    83,326           108,624
_____________________________________________________________________________
                                               $ 15,934,887      $ 16,329,719
Less, current portion                             1,054,742         1,942,129
_____________________________________________________________________________
                                               $ 14,880,145      $ 14,387,590
_____________________________________________________________________________


(A) Until March 7, 1996, the Company had a revolving line of credit with a maximum availability of $13,000,000 of which $750,000 was used for letters of credit. Prior to the modification of the agreement on March 7, 1996, principal repayment was due in March 1997 and interest was at prime or LIBOR plus 2 1/4%, at the option of the Company, except in January 1995 the Company entered into a modification agreement with the lender fixing the interest rate at 9.37% for one year on $8,500,000. The line was collateralized by all U.S. assets except real estate and required an annual fee of 1/4% of the line. As of December 31, 1995, $2,950,000 was available under the general facilities and $623,000 was available for letters of credit.

    The loan agreement contained covenants which restricted, among other things, additional borrowings, expenditures for fixed assets, the payment of dividends, and the acquisition of the Company's capital stock. On December 31, 1995 the Company was in violation of various covenants which were unconditionally waived in March 1996. Borrowings outstanding under this agreement vary with the cash needs of the Company and are classified as long term due to the Company's ability and intent to renew the balance outstanding, as needed, for more than one year.

    On March 7, 1996, the Company renegotiated the line of credit. Under the modified agreement, the line availability is determined using an asset-based formula. The maximum availability of the credit line is $13,000,000, reducing to $9,000,000 during the last 60 days of each calendar year. The actual amount available is based on a core availability of $2,250,000 plus 80% of eligible receivables, varying percentages of eligible inventory and $750,000 over formula which expires October 31, 1996. Principal repayment is due in May 1998 and interest is at prime plus 1/2%. The line is collateralized by all U.S. assets except real estate in Bridgeport, Connecticut and Seneca Falls, New York, and requires an annual fee of 1/4% of the line. The modified agreement contains covenants which restrict, among other things, additional borrowings, expenditures for fixed assets, the payment of dividends, and the acquisition of the Company's capital stock.

(B) The Company has overdraft facilities for its foreign operations with various foreign banks. At December 31, 1995, the Company had lines of credit for Canadian dollars 2,000,000, British pounds 850,000 and German marks 1,600,000. Unused amounts available were Canadian dollars 1,512,104 ($1,108,221), British pounds 57,052 ($88,602) and
    German marks 154,308 ($107,413). The lines have interest rates ranging from local prime to local prime plus 2 1/2%.

(C) Mortgage note payable for 750,000 German marks to a foreign bank is collateralized by the real estate. Annual principal payment is DM 150,000 through 1999 and the interest rate is 8.85%, payable quarterly.

(D) Note payable for 507,048 German marks to a foreign bank is collateralized by the accumulated funds of an employee sponsored life/survivorship insurance program offered for the benefit of the employees. Repayment is required only as funds are needed to pay benefits under the insurance contract. The Company has classified the debt as long term because it is not aware of any benefits due under the contract in 1996.

(E) Note payable for 575,699 German marks to a foreign bank is collateralized by inventory, accounts receivable, machinery and equipment and real estate. Principal is payable in monthly installments ending October 1999 and the annual interest rate is 9.85% .

(F) Note payable for 2,398,842 German marks to a foreign bank is collateralized by accounts receivable, inventory, machinery and equipment and real estate. Principal is payable in monthly installments ending October 2001 and the annual interest rate is 9.8%.

(G) Note payable for 2,000,000 German marks to a foreign bank is a two year term loan collateralized by accounts receivable, inventory, machinery, equipment and real estate. Principal is payable in full in October 1997 and the annual interest rate is 7.75%.

(H) Note Payable to Sepro Healthcare Inc. matures on March 31, 2000. Principal repayments are quarterly and vary during the life of the loan. The annual interest rate is 11%.


Annual maturities of debt in each of the next five years are approximately as follows:

________________________
1996        $  1,054,742
1997        $  2,500,064
1998        $ 10,597,531
1999        $    797,496
2000        $    329,781
________________________

Interest payments were approximately $1,951,700 in 1995, $1,653,600 in 1994 and $1,562,100 in 1993.

The weighted average interest rate for short term borrowings was 8.6% and 9.1% at December 31, 1995 and 1994, respectively.

8. Commitments and Contingencies:

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rental expense was $943,000 in 1995, $918,000 in 1994 and $949,000 in 1993. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of 1 year or more, but excluding future lease commitments recorded as a lease termination cost in the restructuring and other charges, are as follows:

________________________
1996        $    691,000
1997        $    653,000
1998        $    385,000
1999        $    358,000
2000        $    348,000
Later       $     39,000
________________________

The Company has purchased $678,000 of forward exchange contracts to hedge future purchases through May 30, 1996. Any gain or loss on these contracts is deferred until settlement date of the transaction being hedged. The deferred gain or loss as of December 31, 1995 and 1994 is not significant.

The Company has been involved in certain environmental matters. Based on information available, the Company does not expect a significant impact on the financial position, future operations or cash flows of the Company relating to these matters.

9. Business Segments:

The Company operates principally in two business segments. Operations in the medical segment involve the production and sale of metal disposable medical scissors and instruments, sterile procedure trays, germicidal products, dressings and wound care packs for hospitals and the alternate care markets. Operations in the consumer segment involve the production and sale of scissors, shears, knives, rulers and first aid kits for school, office or home use. Intersegment sales and transfers between geographic areas are not significant. Operating profit is total sales less expenses other than general corporate expenses, interest expense and income taxes. Identifiable assets by business segment and geographic areas are those assets that are used in the Company's operations in each business segment and geographic area. Corporate assets are principally cash, leasehold improvements and office equipment.

Information on the Company's Operations and Assets by Business Segments:

(All Figures in Thousands)                   1995          1994          1993
_____________________________________________________________________________
Sales:
  Consumer                              $  35,882     $  36,015     $  35,197
  Medical                                  16,340        16,740        17,142
_____________________________________________________________________________
    Total                                  52,222        52,755        52,339
_____________________________________________________________________________

Operating Profit (Loss)*
  Consumer                              $  (4,325)    $   2,894     $     866
  Medical                                     394         1,996         2,396
_____________________________________________________________________________
    Total                                  (3,931)        4,890         3,262
_____________________________________________________________________________

General corporate expenses                  3,382         3,020         2,703
Interest expenses                           1,953         1,658         1,554
_____________________________________________________________________________
Income/(Loss) before income taxes       $  (9,266)    $     212     $    (995)
_____________________________________________________________________________

Identifiable Assets:
  Consumer                              $  27,676     $  30,765     $  28,175
  Medical                                   8,160         9,528        11,317
  Corporate                                 1,185         2,595         2,471
_____________________________________________________________________________
    Total                               $  37,021     $  42,888     $  41,963
_____________________________________________________________________________


      *1995 Operating profit (loss)
       includes the following:            Medical      Consumer         Total
       ______________________________________________________________________
       Restructuring & other charges    $     235     $   2,901     $   3,136
       Asset valuation adjustments            981         2,584         3,565
       ______________________________________________________________________
                                        $   1,216     $   5,485     $   6,701
       ______________________________________________________________________


(All Figures in Thousands)                   1995          1994          1993
_____________________________________________________________________________
Depreciation Expenses:
  Consumer                              $   1,069     $   1,024     $     977
  Medical                                     181           195           218
  Corporate                                    63            89            85

Amortization Expenses:
  Consumer                                     14            12            13
  Medical                                     552           562           525
  Corporate                                     -             -             -

Capital Expenditures
  Consumer                              $     436     $   1,320     $     859
  Medical                                     272            84           224
  Corporate                                   279            41            76

Information on the Company's Operations and Assets by Geographic Areas:

(All Figures in Thousands)                   1995          1994          1993
_____________________________________________________________________________
Sales:
  United States                         $  34,471     $  33,774     $  34,206
  Canada                                    4,155         3,777         4,208
  England                                   4,130         4,676         4,333
  Germany                                   9,466        10,528         9,592
_____________________________________________________________________________
    Total                               $  52,222     $  52,755     $  52,339
_____________________________________________________________________________

Operating Profit (Loss)*
  United States                         $    (131)    $   3,656     $   3,102
  Canada                                     (211)           68          (137)
  England                                    (974)          735           556
  Germany                                  (2,615)          431          (259)
_____________________________________________________________________________
    Total                                  (3,931)        4,890         3,262
_____________________________________________________________________________

General corporate expenses                  3,382         3,020         2,703
Interest expense                            1,953         1,658         1,554
_____________________________________________________________________________
Income/(Loss) before income taxes       $  (9,266)    $     212     $    (995)
_____________________________________________________________________________

Identifiable Assets:
  United States                         $  20,777     $  23,055     $  22,690
  Canada                                    3,581         4,079         4,280
  England                                   3,660         4,475         4,632
  Germany                                   7,818         8,684         7,890
  Corporate                                 1,185         2,595         2,471
_____________________________________________________________________________
    Total                               $  37,021     $  42,888     $  41,963
_____________________________________________________________________________

      *  1995 Operating profit (loss) includes the following:


                                                          Asset
                                  Restructuring &     Valuation
                                    Other Charges   Adjustments         Total
       ______________________________________________________________________
       United States                    $     798     $   2,272     $   3,070
       Canada                                   -           299           299
       England                                221           643           864
       Germany                              2,117           351         2,468
       ______________________________________________________________________
                                        $   3,136     $   3,565     $   6,701
       ______________________________________________________________________

10. Stock Option Plans:

The 1988 stock option plan was amended and restated on February 25, 1992. The Board of Directors adopted a series of amendments to the Plan which were approved at the 1992 Annual Meeting. The principal changes adopted are an increase in the aggregate number of shares of Common Stock available under the Plan from 100,000 shares to 300,000 shares and provisions for the issuance of options as Incentive Stock Options under the provision of Section 422 of Internal Revenue Code. Options granted prior to the amendment are nonqualified stock options and are included in the 300,000 shares. Incentive Stock Options and nonqualified stock options may be granted under the amended Plan. In January, 1996 the Board of Directors adopted an amendment to the Plan, increasing the aggregate number of Common Stock shares available under the Plan from 300,000 shares to 400,000 shares, to be approved by the shareholders at the 1996 Annual Meeting.

Under the Company's 1992 Amended and Restated Stock Option Plan, officers and key employees may be granted options, each of which allows for the purchase of common stock at a price of not less than 100% of fair market value at the date of grant. Generally, each option granted under the Plan vests immediately or within a year and is for a term not in excess of ten years from the date of grant. No option may be granted under the Plan after the tenth anniversary of the adoption of the Plan.

The Company is currently evaluating the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and plans on implementing the statement in 1996 in accordance with its effective date.

A summary of changes in options issued under the Plan is as follows:

                                             1995          1994          1993
_____________________________________________________________________________
Shares under option and exercisable
at the beginning of the year              151,000        63,000        69,000
Options granted                           155,000        90,000             -
Options canceled                          (56,000)       (2,000)       (6,000)
Options exercised                               -             -             -
_____________________________________________________________________________
Shares under option and exercisable
at the end of the year                    250,000       151,000        63,000
_____________________________________________________________________________
Options available for future grants
at the end of the year                     50,000       149,000       237,000
_____________________________________________________________________________
Average price of options granted           $ 3.63        $ 3.19             -
Average price of options canceled          $ 3.74        $ 5.13        $ 5.13
Average price of options exercisable       $ 3.81        $ 3.97        $ 5.13
_____________________________________________________________________________

11. Restructuring and Other Charges:

In December 1995, the Company implemented a restructuring plan primarily designed to decrease production costs and inventory levels in the consumer segment by consolidating manufacturing facilities in the United States and Germany. The restructuring plan is expected to be substantially complete by the end of 1996. A pretax charge of $3,136,000 was recorded which resulted from lease termination costs of $1,466,000, employee termination costs of $683,000, adjustments in the carrying value of production assets and idle real estate of $749,000, and other costs of $238,000. The employee termination costs are attributable to the elimination of nearly seventy positions, mostly production employees. No cash expenditure occurred in 1995 for the restructuring and other charges. Cash expenditures are expected in 1996 for employee termination costs and a portion of lease termination costs which will occur over the next five years.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Acme United Corporation:

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
March 12, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(None)


PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Executive officers are elected to the Board of Directors to hold office until their successors are elected and qualified.

Name                    Age   Position Held with Company
_____________________   ___   ________________________________________________
Walter C. Johnsen        45   President, Chief Executive Officer, Chief
                              Financial Officer and Director

Dwight C. Wheeler II     53   Vice Chairman, Secretary, Treasurer and Director

Andrew T. Harrison       64   Senior Vice President

Gary D. Penisten         64   Chairman of the Board and Director

Henry C. Wheeler  *      79   Director

James F. Farrington      69   Director not seeking reelection

David W. Clark, Jr.      58   Director

George R. Dunbar         72   Director

Newman M. Marsilius      78   Director

Wayne R. Moore           65   Director

James L.L. Tullis        48   Director nominee

* Henry C. Wheeler is the father of Dwight C. Wheeler II.


Walter C. Johnsen has served as director since 1995 and as President and Chief Executive Officer since November 30, 1995 and Chief Financial Officer since March 26, 1996. Prior to that he was Executive Vice President since January 24, 1995. Before joining the Company he was Vice Chairman and Principal of Marshall Products, Inc., a medical supply distributor.

Dwight C. Wheeler II has served as a director since 1980, Vice Chairman since November 30, 1995, Secretary since March 26, 1996 and Treasurer since April 23, 1990. Prior to that he was President and Chief Executive Officer since December 20, 1994 and Executive Vice President and Chief Operating Officer for five years. Mr. Wheeler has held positions as Corporate Vice President - Administration, Industrial Engineer and Assistant to the President since joining the Company in 1966.

Andrew T. Harrison has served as Senior Vice President since 1981. Prior to that he served as Vice President of Regulatory Affairs for four years.

Stephen T. Bajda has served as Senior Vice President Finance since 1988 and Secretary since 1986. Prior to that he served as Vice President of Finance for two years. Mr. Bajda left company employment March 25, 1996.

Gary D. Penisten has served as director since 1994 and Chairman of the Board since February 27, 1996. He is a Director of D. E. Foster & Partners L.P., an executive search firm, and Food Court Entertainment Network, Inc., a shopping mall advertising entertainment venture. From 1977 to 1988, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Sterling Drug Inc. in New York City.

Henry C. Wheeler has served as director since 1941. He is now Chairman Emeritus after serving as Chairman through November 29, 1995 and President, Treasurer and Chief Executive Officer from 1941 to December 20, 1994.

James F. Farrington has served as director since 1985 but is not seeking reelection upon the expiration of his term at the next Annual Meeting of the Shareholders on April 22, 1996. Mr. Farrington retired in 1995 from his position as Executive Vice President, after holding that position for five years. He has also served as Vice President and Senior Vice President of the Company for twenty years.

David W. Clark, Jr. has served as director since 1980. He is Managing Director of Pryor & Clark Company, an investment company. From July 1988 to June 1992, Mr. Clark was President of Corcap, Inc. which was spun off Lydall, Inc. in July 1988. Mr. Clark joined Lydall in 1972 as Vice President-Treasurer and Director. He became Executive Vice President in 1977 and President in 1986. Until July of 1992, Mr. Clark was also Chairman of the Board of CompuDyne Corporation of which he remains a Director. He is also a Director of Checkpoint Systems, Inc., Thorofare, NJ and Securities Software and Consulting Company, Hartford, Connecticut.

George R. Dunbar has served as director since 1977. He is President of Dunbar Associates, a municipal management consulting firm. He was Former Chief Administrative Officer for the City of Bridgeport and served as President (1972-87) of Bryant Electric Corporation, manufacturer of wiring devices load centers, circuit breakers and ground fault products, Bridgeport, Connecticut. Mr. Dunbar is also a Director of People's Bank, Bridgeport, Connecticut.

Newman M. Marsilius has served as director since 1956. He was Chairman of the Board (1978 - 1986) of The Producto Machine Company, manufacturer of special machine tools and tooling products, Bridgeport, Connecticut.

Wayne R. Moore has served as director since 1976. He is Chairman of the Board, The Producto Machine Company, manufacturer of machine tools, special machines, and tool die and mold components and Chairman of the Board of Moore Tool Company, manufacturer of machine tools, measuring machines and metrology products. Mr. Moore was Chairman of the Association for Manufacturing Technology/U.S. Machine Tool Builders (1985-1986)and Committee Member of U.S. Eximbank (1984).

James L.L. Tullis is up for election to the Board of Directors at the 1996 Annual Meeting of Shareholders. He is Chairman and Chief Executive officer of Tullis-Dickerson & Company, Inc., Greenwich, Connecticut, a management company for venture capital firms. From 1972-1983 he was a securities analyst researching the health care industry at Putnam Funds and Morgan Stanley and Company, Inc. He also was a senior vice president at E.F. Hutton and Company, and established a health care investment banking business there. He is a former President of the Investment Association of New York. He is a director of Physician Sales & Service, Inc., Zynaxis, Inc., Chattanooga Group, Inc., Quantum Solutions, Inc., PRP, Inc. and Guidestar, Inc.


Item 11.  Executive Compensation

(Refer to Proxy Statement pages 7-11)


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(Refer to Proxy Statement pages 1-3)


Item 13.  Certain Relationships and Related Transactions

(None)

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. Financial Statements                                           Page(s)
Consolidated Balance Sheets                                            11
Consolidated Statements of Income and (Loss)                           10
Consolidated Statements of Changes in stockholder's Equity             10
Consolidated Statements of Cash Flows                                  12
Notes to Financial Statements                                       13-25
Report of Independent Accountants                                      26

2. Financial Statement Schedules

Schedule II                                                            30

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

3. Exhibits
Exhibit A -  Earnings Per Share Computation                            31
Exhibit B  - Parents and Subsidiaries                                  31

The following basic documents are contained in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Substantive Amendment No. 1 on December 31, 1968 and by No. 2 on January 31, 1969:

Certificate of Organization of Registrant
Amendment to Certificate of Incorporation of Registrant dated September 24,
  1968
Proof of Common Stock Certificates

The following basic documents were filed with Form 10-K for 1971:

Amendment to Certificate of Incorporation of Registrant dated April 27, 1971 Amendment to Certificate of Incorporation dated June 29, 1971
Proof of Common Stock Certificate
Proof of Preferred Stock Certificate

(b) No Form 8-K was filed by the Company during the quarter ended December 31, 1995.



Report of Independent Accountants

To the Board of Directors and Stockholders of Acme United Corporation:

Our report on the consolidated financial statements of Acme United Corporation and Subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
March 12, 1996

SCHEDULE II
ACME UNITED CORPORATION VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1995, 1994 and 1993



                         Balance at    Charged to                   Balance
                          Beginning     Costs and                    at End
                          of Period      Expenses  Deductions     of Period

1995
Restructuring Reserve *   $       -   $ 2,549,500   $       -   $ 2,549,500


Inventory Reserves          230,000     3,381,355           -     3,611,355

Allowance for
Doubtful Accounts           197,822       116,321     181,550       132,593
___________________________________________________________________________
                        $   427,822   $ 6,047,176   $ 181,550   $ 6,293,448
___________________________________________________________________________



1994

Inventory Reserves      $         -   $   230,000   $       -   $   230,000

Allowance for
Doubtful Accounts           167,532       113,837      83,547       197,822
___________________________________________________________________________
                        $   167,532   $   343,837      83,547   $   427,822
___________________________________________________________________________



1993

Restructuring Reserve   $   416,113   $     1,267   $ 417,380   $         -

Allowance for
Doubtful Accounts           137,933       139,147     109,548       167,532
___________________________________________________________________________
                        $   554,046   $   140,414   $ 526,928   $   167,532
___________________________________________________________________________

* excludes $ 586,500 asset valuation charges relating to production assets

EXHIBIT A
(For Exhibit to Form 10-K, 1995)

ACME UNITED CORPORATION AND SUBSIDIARIES
EARNINGS/(LOSS) PER SHARE COMPUTATION
PRIMARY AND FULLY DILUTED


1991
Total Earnings  $  1,334,246  /  3,273,000 Shares  =  $.408  Per Share

1992
Total Loss      $   (546,615) /  3,325,119 Shares  = ($.164) Per Share

1993
Total Loss      $   (597,245) /  3,337,620 Shares  = ($.179) Per Share

1994
Total Earnings  $    123,498  /  3,337,620 Shares  =  $.037  Per Share

1995
Total Loss      $ (8,716,176) /  3,337,620 Shares  = ($2.61) Per Share



EXHIBIT B
(For Exhibit to Form 10-K, 1995)

PARENT AND SUBSIDIARIES

The Company was organized as a partnership in 1867 and incorporated in 1882 under the laws of the State of Connecticut as The Acme Shear Company. The corporate name was changed to Acme United Corporation in 1971.

There is no parent of the registrant.

Registrant has the following subsidiaries, all of which are totally held:

Name                           State or Country of Incorporation
Acme United Limited            Canada
Acme United, Ltd.              England
Emil Schlemper GmbH            Germany
Westcott Ruler Company, Inc.   New York
The Acme Shear Company         Connecticut
Peter Altenbach & Son GmbH     Germany


Only Acme United Limited (Canada), Acme United, Ltd. (England), Emil Schlemper GmbH and Peter Altenbach & Son GmbH are active and included in the consolidated financial statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1996.


ACME UNITED CORPORATION

(Registrant)

Signatures                    Titles
/s/ Walter C. Johnsen
___________________________
Walter C. Johnsen             Chief Executive Officer, Chief Financial
                              Officer and Director

/s/ Gary D. Penisten
___________________________
Gary D. Penisten              Chairman of the Board and Director

/s/ Dwight C. Wheeler II
___________________________
Dwight C. Wheeler II          Vice Chairman, Secretary, Treasurer and Director

/s/ Richard L. Windt
___________________________
Richard L. Windt              Controller (Principal Accounting Officer)

/s/ David W. Clark, Jr.
___________________________
David W. Clark, Jr.           Director

/s/ George R. Dunbar
___________________________
George R. Dunbar              Director

/s/ James F. Farrington
___________________________
James F. Farrington           Director

/s/ Newman M. Marsilius
___________________________
Newman M. Marsilius           Director

/s/ Wayne R. Moore
___________________________
Wayne R. Moore                Director

/s/ Henry C. Wheeler
___________________________
Henry C. Wheeler              Director

OFFICERS

Walter C. Johnsen
President, Chief Executive Officer
and Chief Financial Officer

Gary D. Penisten
Chairman of the Board

Dwight C. Wheeler II
Vice Chairman, Secretary
and Treasurer

Andrew T. Harrison
Senior Vice President

Ian W. Sloan
Senior Vice President


DIRECTORS

David W. Clark, Jr.
Managing Director
Pryor & Clark Company
Hartford,Connecticut

President (1988-1992)
Corcap, Inc.

George R. Dunbar
President
Dunbar Associates
Monroe, Connecticut

President (1972-1987)
Bryant Electric Division
Westinghouse Electric Corporation

James F. Farrington
Executive Vice President (Retired)
Acme United Corporation

Walter C. Johnsen
President, Chief Executive Officer
and Chief Financial Officer

Newman M. Marsilius
Chairman of the Board (1978-1986)
Producto Machine Company
Bridgeport, Connecticut

Wayne R. Moore
Chairman of the Board
Producto Machine Company
Bridgeport, Connecticut

Gary D. Peniston
Chairman of the Board
Acme United Corporation

Dwight C. Wheeler II
Vice Chairman, Secretary
and Treasurer
Acme United Corporation

Henry C. Wheeler
Chairman of the Board (Retired)
Acme United Corporation


CORPORATE OFFICES
Acme United Corporation
75 Kings Highway Cutoff
Fairfield, Connecticut  06430
(203) 332-7330


TRANSFER AGENT
American Stock Transfer Company
40 Wall Street
New York, N.Y.  10005


STOCK LISTING
The stock of Acme United Corporation is traded on the American Stock Exchange under the symbol ACU.


COUNSEL
Marsh, Day & Calhoun
Southport, Connecticut


AUDITORS
Coopers & Lybrand L.L.P.
Hartford, Connecticut


ANNUAL MEETING
will be held at 11:00 a.m., Monday,
April 22, 1996 at The Westport Inn,
1595 Post Road East, Westport, Connecticut