Form 10-Q
period 1996-03-31
ACME UNITED CORP
filed 1996-05-15
CIK 2098

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: Q-4823


                               ACME UNITED CORPORATION
______________________________________________________________________________
               (Exact name of registrant as specified in its charter.)


CONNECTICUT                                                         06-0236700
_______________________________                            ___________________
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


75 KINGS HIGHWAY CUTOFF, FAIRFIELD, CT                                   06430
________________________________________                            __________
(Address of principal executive offices)                            (Zip Code)


                                (203) 332-7330
             ___________________________________________________
             Registrant's telephone number, including area code:



______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]        NO [ ]


Registrant had 3,337,620 shares outstanding as of May 15, 1996 of its $2.50 par value Common Stock.

PART 1  - FINANCIAL INFORMATION

ITEM 1  - CONDENSED FINANCIAL STATEMENTS

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                                     MARCH 31     DECEMBER 31
                                                         1996            1995
                                                  (UNAUDITED)
                                                 ____________    ____________
ASSETS
Current Assets:
  Cash and cash equivalents                        $      352      $      532
  Accounts receivable                                   7,914           8,108
  Inventories:
    Finished goods                                      9,844           9,942
    Work in process                                     3,707           3,963
    Raw materials & supplies                            4,038           4,108
  Prepaid expenses and other current assets               875             606
                                                 ____________    ____________
Total current assets                                   26,730          27,259


Plant, property and equipment
  Land                                                    484             491
  Buildings                                             4,195           4,237
  Machinery and equipment                              15,634          15,736
                                                 ____________    ____________
Total plant, property and equipment                    20,313          20,464
  Less, accumulated depreciation                       13,281          13,142
                                                 ____________    ____________
Net plant, property and equipment                       7,032           7,322

Licensing agreements                                    1,074           1,170
Other assets                                              437             452
Goodwill                                                  807             818
                                                 ____________    ____________
Total assets                                       $   36,080      $   37,021
                                                 ============    ============



See notes to condensed consolidated financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                                     MARCH 31     DECEMBER 31
                                                         1996            1995
                                                  (UNAUDITED)
                                                 ____________    ____________
LIABILITIES
Current Liabilities:
  Accounts payable                                 $    2,529      $    3,193
  Notes payable due within one year                     3,750           3,650
  Accrued liabilities:
    Restructuring reserve                               1,198           1,198
    Other accrued liabilities                           3,191           3,243
                                                 ____________    ____________
Total current liabilities                              10,668          11,284
Long term debt                                         15,402          14,880
Restructuring reserve                                   1,352           1,352
                                                 ____________    ____________
Total liabilities                                      27,422          27,516


STOCKHOLDERS' EQUITY

Common stock, par value $2.50:  authorized 4,000,000 shares;
  issued 3,384,620, outstanding
  3,337,620                                             8,461           8,461
Additional paid-in capital                              2,145           2,145
Retained earnings                                        (558)            258
Translation adjustment                                 (1,033)         (1,002)
Treasury stock, 47,000 shares                            (357)           (357)
                                                 ____________    ____________
Total stockholders' equity                              8,658           9,505
                                                 ____________    ____________
Total liabilities and stockholders' equity         $   36,080      $   37,021
                                                 ============    ============



See notes to condensed consolidated financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED MARCH 31
                                                         1996            1995
                                                 ____________    ____________
Net sales                                          $   12,040      $   12,897
Other income                                              126              23
                                                 ____________    ____________
                                                       12,166          12,920


Costs and Expenses:
  Cost of goods sold                                    9,122           9,276
  Selling, general and administrative expense           3,322           3,344
Interest expense                                          428             457
                                                 ____________    ____________
                                                       12,872          13,077
                                                 ____________    ____________


Loss before income taxes                                 (706)           (157)
Provision (benefit) for income taxes                      110             (89)
                                                 ____________    ____________
Net loss                                           $     (816)     $      (68)
                                                 ============    ============



Weighted average common and
dilutive common equivalent shares                       3,338           3,354
                                                 ============    ============


Loss per common share                              $     (.24)      $    (.02)
                                                 ============    ============



See notes to condensed consolidated financial statements

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED MARCH 31
                                                         1996            1995
                                                 ____________    ____________
Cash flows from operating activities:
Net loss                                           $     (816)     $      (68)
Adjustments for non-cash transactions:
  Depreciation                                            308             350
  Amortization                                            119             140
  Deferred tax (credits)                                    -            (176)
Change in assets and liabilities:
  Accounts receivable                                     (43)            189
  Inventory                                               310          (1,589)
  Prepaid expenses and other current assets               (68)            (47)
  Other assets                                              1             (22)
  Accounts payable                                       (641)            841
  Income taxes payable                                    (18)            (35)
  Other liabilities                                        (3)           (122)
                                                 ____________    ____________
Total adjustments                                         (35)           (471)
                                                 ____________    ____________
Net cash used by operations                              (851)           (539)
                                                 ____________    ____________

Cash flows from investing activities:
Capital expenditures                                     (107)           (246)
                                                 ____________    ____________
Net cash used by investing activities                    (107)           (246)
                                                 ____________    ____________

Cash flows from financing activities:
Net borrowings                                            777             994
                                                 ____________    ____________
Net cash provided by financing activities                 777             994
                                                 ____________    ____________

Effect of exchange rate changes on cash                     1               1
                                                 ____________    ____________
Net change in cash and cash equivalents                  (180)            210

Cash and cash equivalents at beginning of period          532             451
                                                 ____________    ____________
Cash and cash equivalents at end of period         $      352      $      661
                                                 ============    ============


See notes to condensed consolidated financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three month periods ended March 31, 1996 and March 31, 1995 and changes in the cash flows for the three months then ended. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for year ended December 31, 1995 for such disclosures.


2. The results of operations for the three months ended March
   31, 1996 are not necessarily indicative of the results to be expected for the full year.


3. Net loss per share is based on the weighted average number of common shares outstanding during the year.



4. On May 1, 1996 the Company's Peter Altenbach and Son GmbH subsidiary received 1,475,000 German marks, or $960,000, and release from all lease obligations in exchange for its fixed assets, inventory and intangible assets, including company name. The buyer has employed substantially all Altenbach employees and has assumed responsibility for their employee benefits, including pensions. The loss is not expected to have a significant impact on the Company's earnings as the exit costs related to the restructuring of German operations was accrued for in 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales for the quarter ended March 31, 1996 were $12,040,000 compared with $12,897,000 for the same quarter last year, a 7% decrease. The Company reported a net loss of $816,000 compared with a $68,000 loss in 1995. On a per share basis the Company lost $ .24 compared with a $ .02 loss in 1995. The gross margin for the quarter was $2,937,000 or 24.4% of sales compared to $3,621,000 or 28.1% of sales in 1995.

The Company's German subsidiaries and the U.S. Medical Division were the major contributors to the decline in sales. Germany reported a $597,000 or 21% decline, of which the Altenbach subsidiary, which was sold on May 1, accounted for approximately 40% of the decrease. Our other German subsidiary, Emil Schlemper, also reported a decline in sales as a result of several of its large customers deferring placing orders until late in the second quarter. The U.S. Medical Division continues to report declining sales. For the quarter ended March 31, 1996 sales decreased 14% or $626,000. The Division continues to feel the effects of consolidations among hospital buying groups, Medicare reimbursement policy changes and increased competition in the wound care market. Management hopes to reverse this trend by performing market research studies, adopting aggressive pricing structures and the use of consultants who have experience in the group buying area.

The Company's U.S. Consumer Division reported a 5% or $210,000 increase in sales, principally due to the sale of excess inventory. The sales of the English and Canadian subsidiaries were flat.

For the quarter the Company also reported reduced profit margins of 24.4% in 1996 compared to 28.1% in 1995. With the exception of our Canadian subsidiary, all locations showed a decrease in profit margins. This loss of margin is due to the effect of excess manufacturing capacity. The Company is in the process of consolidating the Bridgeport, Connecticut and Fremont, North Carolina facilities. The consolidation should be completed by the end of the second quarter.

Selling, advertising and administrative costs, excluding severance and other termination costs incurred in 1996, decreased 6% compared to the same period in 1995. These costs were incurred by the Company as it continues to reshape itself for the future. The Company is continuing to strive for cost reductions in this area.

LIQUIDITY AND CAPITAL RESOURCES

The Company has placed major emphasis on the reduction of inventory, debt and interest expense. During the first quarter, the outstanding debt in the U.S. increased approximately $600,000. This increase is the result of the seasonality impact of the school products market. However, this increase in the U.S. is approximately $1,000,000 less than the increase in the first quarter of 1995.

All future debt reduction, along with normal payments for taxes and capital expenditures are expected to be funded by inventory reduction and cash generated from operations.

In the U.S. the Company has a $13,000,000 revolving line of credit which expires in May 1998. The revolving line is an asset-based agreement with various percentages applied to inventory, receivables and fixed assets. Currently the Company has an available line of $10,868,000 with $510,000 unused. As we convert inventory to receivables our available line will increase, as receivables allow for a higher borrowing base. Our foreign subsidiaries have overdraft arrangements which expire at various times during 1996.

On May 1, 1996, the Company sold all the assets of its Altenbach subsidiary, excluding accounts receivable, to a German based group. The buyer purchased all fixed assets, inventory and intangible assets, including the Altenbach name. In exchange the buyer paid $960,000, assumed all lease obligations, employed substantially all Altenbach employees and assumed responsibility for their employee related social costs, including pensions. The loss on the sale is estimated to be between $1,600,000 and $1,900,000. This loss is not expected to have a significant impact on the Company's earnings as the exit costs related to the restructuring of German operations was accrued for in 1995.

The Company's working capital, current ratio and long term debt to an equity ratio are as follows:

                                 March 1996           December 1995
                              _____________           _____________
    Working Capital             $16,062,000             $15,976,000
    Current Ratio                 2.51 to 1               2.42 to 1
    Long Term Debt
       to Equity Ratio                 1.78                    1.57

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    A.  The Annual Meeting was held on April 22, 1996.
    B. The following individuals were elected Directors at the Meeting and comprise the entire board.

                                     Votes For        Votes Withheld
                                ______________        ______________
        David W. Clark, Jr.          2,901,693               261,864
        George R. Dunbar             2,901,493               262,064
        Walter C. Johnsen            2,905,447               258,110
        Newman M. Marsilius          2,905,447               258,110
        Wayne R. Moore               2,901,270               262,287
        Gary D. Penisten             2,901,693               261,864
        James L. L. Tullis           2,905,447               258,110
        Dwight C. Wheeler            2,861,089               302,468
        Henry C. Wheeler             2,862,756               300,801

    C. The Amendment to the 1992 Amended and Restated Stock Option Plan was approved with 2,076,565 shares voting for the Plan, 910,277 shares voting against the Plan, 97,696 votes withheld and 79,019 shares not voted.

    D. The 1996 Non-Employee Director Stock Option Plan was approved with 2,275,403 shares voting for the Plan, 710,896 shares voting against the Plan, 98,239 votes withheld and 79,019 not voted.

    E. The Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 4,000,000 to 8,000,000 was approved with 2,378,804 shares voting for, 670,424 shares voting against and 114,329 votes withheld.

    F. Coopers & Lybrand L.L.P. was appointed as Auditors for the Company for the year 1996 with 3,025,006 shares voting for the appointment, 44,109 shares voting against the appointment and 94,442 votes withheld.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    A. No Form 8-K was filed by the Company during the three months ended March 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ACME UNITED CORPORATION
                                                 ____________________________
                                                 (Registrant)




Date: May 15, 1996                               /s/ Walter C. Johnsen
                                                 ____________________________
                                                 Walter C. Johnsen
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer



Date: May 15, 1996                               /s/ Richard L. Windt
                                                 ____________________________
                                                 Richard L. Windt
                                                 Controller