Form 10-K/A
period 1995-12-31
ACME UNITED CORP
filed 1996-05-17
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549
                                 FORM 10-K/A


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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant had 3,337,620 shares outstanding as of March 18, 1996 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996 was approximately $12,098,873.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 22, 1996 incorporated into 1995 10-K, Part III

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

3. Exhibits
   Exhibit C - Consent of Independent Accountants                page 2

Note: The above index reflects only the changed or amended documents. All other documents previously filed with the original Form 10-K (submitted on March 29, 1996) remain unchanged.





EXHIBIT C
(For Exhibit to Form 10-K, 1995)

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Acme United Corporation on Form S-8 (File No. 33-98918) of our reports dated March 12, 1996, on our audits of the consolidated financial statements and financial statement schedule of Acme United Corporation and Subsidiaries as of December 31, 1995 and 1994, and for the three years in the period ended December 31, 1995, which reports are included in the Annual Report on Form 10-K.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
May 15, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1996.


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

George R. Dunbar
___________________________
George R. Dunbar              Director

/s/ Newman M. Marsilius
___________________________
Newman M. Marsilius           Director

/s/ Wayne R. Moore
___________________________
Wayne R. Moore                Director

/s/ Henry C. Wheeler
___________________________
Henry C. Wheeler              Director