Form 10-Q
period 1996-06-30
ACME UNITED CORP
filed 1996-08-13
CIK 2098

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549

                          FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]      No [ ]


Registrant had 3,337,620 shares outstanding as of August 13, 1996 of its $ 2.50 par value Common Stock.

PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                                 June 30       December 31
                                                   1996           1995
                                               (Unaudited)
                                              _____________   _____________
ASSETS
Current Assets:
  Cash and cash equivalents                   $        114    $        532
  Accounts receivable                                9,933           8,108
  Inventories:
    Finished goods                                   7,472           9,942
    Work in process                                  2,483           3,963
    Raw materials & supplies                         3,526           4,108
  Prepaid expenses and other current assets            421             606
                                              _____________   _____________
Total current assets                                23,949          27,259

Plant, Property and Equipment:
  Land                                                 454             491
  Buildings                                          3,849           4,237
  Machinery and equipment                           15,373          15,736
                                              _____________   _____________
Total plant, property and equipment                 19,676          20,464
  Less, accumulated depreciation                    13,027          13,142
                                              _____________   _____________
Net plant, property and equipment                    6,649           7,322

Licensing agreements                                   980           1,170
Other assets                                           280             452
Goodwill                                               798             818
                                              _____________   _____________
Total assets                                  $     32,656    $     37,021
                                              =============   =============


See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                                  June 30      December 31
                                                     1996             1995
                                               (Unaudited)
                                              _____________   _____________
LIABILITIES
Current Liabilities:
  Accounts payable                             $     2,704    $      3,193
  Notes payable due within one year                  4,248           3,650
  Restructuring reserve                              1,124           1,198
  Other accrued liabilities                          2,950           3,243
                                              _____________   _____________
Total current liabilities                           11,026          11,284

Long term debt                                      14,092          14,880
Restructuring reserve                                  145           1,352
                                              _____________   _____________
Total liabilities                                   25,263          27,516


STOCKHOLDERS' EQUITY

Common stock, par value $2.50:
  authorized 8,000,000 shares;
  Issued 3,384,620, outstanding
  3,337,620                                          8,461           8,461
Additional paid-in capital                           2,145           2,145
Retained earnings (accumulated deficit)            (1,797)            258
Translation adjustment                              (1,059)         (1,002)
Treasury Stock, 47,000 shares                         (357)           (357)
                                              _____________   _____________
Total stockholders' equity                           7,393           9,505
                                              _____________   _____________
Total liabilities and stockholders' equity    $     32,656    $     37,021
                                              =============   =============


See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Three months ended            Six months ended
                                       __________________________    _________________________
                                           June 30       June 30        June 30       June 30
                                              1996          1995           1996          1995
                                       ____________  ____________   ____________  ____________
Net Sales                              $    12,782   $    14,470    $    24,822   $    27,368
Other income                                    46            15            172            38
                                       ____________  ____________   ____________  ____________
                                            12,828        14,485         24,994        27,406


Costs and expenses:
  Cost of goods sold                        10,191        10,290         19,313        19,566
  Selling, general and
    administrative expense                   3,420         3,387          6,742         6,732
  Interest expense                             410           496            838           953
                                       ____________  ____________   ____________  ____________
                                            14,021        14,173         26,893        27,251
                                       ____________  ____________   ____________  ____________


Income (loss) before income taxes           (1,193)          312         (1,899)          155
Provision (benefit) for income taxes            46            70            156           (19)
                                       ____________  ____________   ____________  ____________
Net income (loss)                      $    (1,239)  $       242    $    (2,055)  $       174
                                       ============  ============   ============  ============


Weighted average common and
dilutive common equivalent shares            3,338         3,355          3,338         3,359
                                       ============  ============   ============  ============



Net income (loss) per common share          $ (.37)        $ .07         $ (.62)        $ .05
                                       ============  ============   ============  ============


See notes to financial statements

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                                        Six months ended
                                                                    __________________________
                                                                        June 30       June 30
                                                                           1996          1995
                                                                    ____________  ____________
Cash flows from operating activities:
Net income (loss)                                                    $   (2,055)   $      174
Adjustments:
   Depreciation                                                             594           706
   Amortization                                                             224           281
   Deferred tax (credits)                                                     -          (256)
   Loss (Gain) on sale of property, plant and equipment                      19            (6)
   (Gain) on disposition of trademarks and tradename                        (98)            -
Changes in assets and liabilities:
   Accounts receivable                                                   (2,183)       (2,609)
   Inventory                                                              3,541        (1,248)
   Prepaid expenses and other current assets                                260           145
   Other assets                                                             157            46
   Accounts payable                                                        (448)           60
   Income taxes payable                                                     (18)          133
   Other liabilities                                                     (1,257)         (162)
                                                                    ____________  ____________
Total adjustments                                                           791        (2,910)
                                                                    ____________  ____________
Net cash used by operations                                              (1,264)       (2,736)
                                                                    ____________  ____________

Cash flow from investing activities:
  Capital expenditures                                                     (294)         (538)
  Proceeds from sales of business and property, plant and equipment       1,061             6
                                                                    ____________  ____________
Net cash provided (used) by investing activities                            767          (532)
                                                                    ____________  ____________

Cash flows from financing activities:
  Net borrowings                                                             96         3,160
                                                                    ____________  ____________
Net cash provided by financing activities                                    96         3,160
                                                                    ____________  ____________

Effect of exchange rate changes on cash                                     (17)           11
                                                                    ____________  ____________
Net change in cash and cash equivalents                                    (418)          (97)
Cash and cash equivalents at beginning of period                            532           450
                                                                    ____________  ____________
Cash and cash equivalents at end of period                          $       114   $       353
                                                                    ============  ============

See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for the year ended December 31, 1995 for such disclosures.



2. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.



3. Net income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstandingduring each period. No effect has been given to stock options outstanding as no dilutive effect would result from such inclusion.



4. On May 1, 1996, the Company sold all assets of its Altenbach subsidiary, excluding accounts receivable. The buyer purchased all fixed assets, inventory and intangible assets, including the Altenbach tradename. In exchange, the buyer paid $960,000, assumed all lease obligations, employed substantially all Altenbach employees and assumed responsibility for their employee related social costs, including pensions. This transaction is not expected to have an impact on the Company's earnings as the costs related to the restructuring of operations in Germany, including the sale of the assets of the Altenbach operations, were accrued for in 1995.


5. At June 30, 1996 the Company was in default of one of the provisions of its domestic revolving credit line and obtained a waiver of such default from the lender.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended June 30, 1996 were $12,782,000, compared with $14,470,000 for the same period last year, a decline of $1,688,000. Of this decline, $975,000 resulted from the divestiture of the Altenbach business in Germany. Net sales were $24,822,000 for the first half of 1996, compared with net sales of $27,368,000 for the same period of 1995, a decline of $2,546,000. Of this decline, $1,221,000 was attributed to Altenbach.

Domestic Consumer net sales totaled $5,425,000 in the second quarter of 1996, compared with $5,474,000 in the second quarter of 1995, a decline of 1%. Solid sales growth was achieved for the first aid product line. Ordering delays and highly competitive bid pricing resulted in direct school sales below last year's level. For the first six months of 1996, consumer net sales of $9,889,000 were 2% higher than net sales of $9,727,000 for the similar period in 1995. Net sales of medical products of $3,648,000 in the second quarter of 1996 compares with $4,159,000 in the second quarter of 1995. Net sales of medical products of $7,369,000 for the first half of 1996 compares with $8,506,000 for the first half of 1995. The sales decline in 1996 was primarily the result of a volume decline in the low margin custom tray market. Net sales from foreign operations were $4,058,000 in the second quarter of 1996 as compared with $5,515,000 in the second quarter of 1995.
Of the decline of $1,457,000, $975,000 resulted from the divestiture of Altenbach. Net sales from foreign operations were $8,125,000 for the first half of 1996 compared with $10,209,000 for the first half of 1995. Of the decline of $2,084,000, $1,221,000 resulted from the divestiture of Altenbach.

Gross Profit Margin

For the second quarter of 1996, the Company reported a reduced gross profit margin of 20.3% compared to 28.9% in the same quarter of 1995. The gross profit margin for the first half of 1996 was 22.2% compared with a 28.5% gross profit margin for the first half of 1995. The loss of margin was due to the effects of excess manufacturing capacity, related restructuring costs, and the reduction in production in order to get inventory levels more in line with the sales volume. Restructuring costs associated with closing the Bridgeport manufacturing and warehouse operations accounted for $608,000 of the gross profit margin decline in the second quarter of 1996 and $1,062,000 of the decline in the first half of 1996. The manufacturing plant closure was completed four months ahead of schedule, accelerating charges into the first half of the year. The product lines were transferred to a lower cost and more efficient facility in Fremont, North Carolina, where production is now starting. The closing of the Bridgeport warehouse was announced in the second quarter of 1996. Effective September 9, 1996 the Bridgeport facility, which currently has 37 employees, will be closed in order to further reduce costs and improve efficiency.

Net Income

A net loss of $1,239,000, or 37 cents per share, for the second quarter of 1996 compared with a net profit of $242,000, or seven cents per share, for the second quarter of 1995. For the first half of 1996, the net loss was $2,055,000, or 62 cents per share. This compares with net income of $174,000, or five cents per share, for the first half of 1995. The second quarter loss included $124,000 of severance costs, $608,000 of restructuring costs associated with closing the Bridgeport, Connecticut manufacturing and warehouse operations, and $51,000 of loss incurred by the Altenbach operation. The first half loss included $289,000 of severance costs, $1,062,000 of restructuring costs, and $271,000 of loss incurred by the Altenbach operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $33,000 and $10,000 for the three and six month period ended June, 30 1996 as compared with the same period in 1995. Severance costs amounted to $126,000 and $289,000 for the three and six month periods ended June 30, 1996, respectively. Excluding these severance charges, the Company reduced its selling, general and administrative costs by $279,000 or 4.1% for the six month period ended
June 30, 1996.

Interest Expense

Interest expense decreased by $86,000 and $115,000 for the three and six month periods ended June 30, 1996 as compared with 1995, which is attributable to lower average bank borrowings.

Provision for Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 1996 was $46,000 and $156,000 as compared to $70,000 and ($19,000) for
1995. The consolidated effective tax rates are based on income (loss) before taxes in the various countries of operation and the statutory rates and laws in effect.

Liquidity and Capital Commitments

The Company has placed major emphasis on the reduction of inventory, debt and interest expense. Company-wide debt as of June 30, 1996 has decreased by $3,856,000 from June 30, 1995. Of the decrease, $1,512,000 was in the U.S.

All future debt reduction, along with normal payments for taxes and capital expenditures, is expected to be funded by inventory reduction and cash generated from operations.

In the U.S., the Company has a $13,000,000 revolving line of credit which expires in May 1998. The revolving line is an asset-based agreement with various percentages applied to inventory, receivables and fixed assets. At June 30, 1996 the Company had an available line of $12,192,000 with $1,834,000 unused. The Company's foreign subsidiaries have overdraft arrangements which expire at various times during 1996.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                 June 30, 1996       December 31, 1995
                             _________________       _________________
Working capital                    $12,923,000             $15,975,000

Current ratio                        2.17 to 1               2.42 to 1

Long term debt to equity ratio            1.91                    1.57


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No Form 8-K was filed by the Company during the three months ended June 30, 1996.

SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               ________________________________________

                                      ACME UNITED  CORPORATION
                                            (Registrant)






Date:  August 13, 1996         /s/ Cheryl Kendall
                               ________________________________________
                                           Cheryl Kendall
                               Vice President - Chief Financial Officer






Date:  August 13, 1996         /s/ Richard L. Windt
                               ________________________________________
                                            Richard L. Windt
                                Vice President - Corporate Controller