Form 10-Q
period 1996-09-30
ACME UNITED CORP
filed 1996-11-14
CIK 2098

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549

                          FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                       Yes [X]      No [ ]


Registrant had 3,337,620 shares outstanding as of November 14, 1996 of its $ 2.50 par value Common Stock.

PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                              September 30     December 31
                                                      1996            1995
                                               (Unaudited)
                                              _____________   _____________
ASSETS
Current Assets:
  Cash and cash equivalents                   $        429    $        532
  Accounts receivable                                9,632           8,108
  Inventories:
    Finished goods                                   6,075           9,942
    Work in process                                  1,064           3,963
    Raw materials & supplies                         3,190           4,108
  Prepaid expenses and other current assets            465             606
                                              _____________   _____________
Total current assets                                20,855          27,259

Plant, Property and Equipment:
  Land                                                 454             491
  Buildings                                          3,849           4,237
  Machinery and equipment                           15,609          15,736
                                              _____________   _____________
Total plant, property and equipment                 19,912          20,464
  Less, accumulated depreciation                    13,311          13,142
                                              _____________   _____________
Net plant, property and equipment                    6,601           7,322

Licensing agreements                                   882           1,170
Other assets                                           666             452
Goodwill                                               790             818
                                              _____________   _____________
Total assets                                  $     29,794    $     37,021
                                              =============   =============

See notes to the financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

                                             September 30      December 31
                                                     1996             1995
                                               (Unaudited)
                                              _____________   _____________

LIABILITIES
Current Liabilities:
  Accounts payable                             $     1,676    $      3,193
  Notes payable due within one year                  3,511           3,650
  Restructuring reserve                                882           1,198
  Other accrued liabilities                          3,665           3,243
                                              _____________   _____________
Total current liabilities                            9,734          11,284

Long term debt                                      12,994          14,880
Restructuring reserve                                  145           1,352
                                              _____________   _____________
Total liabilities                                   22,873          27,516


STOCKHOLDERS' EQUITY

Common stock, par value $2.50:
  authorized 8,000,000 shares;
  Issued 3,384,620, outstanding
  3,337,620                                          8,461           8,461
Additional paid-in capital                           2,145           2,145
Retained earnings (accumulated deficit)             (2,282)            258
Translation adjustment                              (1,046)         (1,002)
Treasury Stock, 47,000 shares                         (357)           (357)
                                              _____________   _____________
Total stockholders' equity                           6,921           9,505
                                              _____________   _____________
Total liabilities and stockholders' equity    $     29,794    $     37,021
                                              =============   =============

See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           Three months ended             Nine months ended
                                      ____________________________   ____________________________
                                      September 30   September 30    September 30   September 30
                                              1996           1995            1996           1995
                                      _____________  _____________   _____________  _____________
Net Sales                              $    13,281    $    13,838     $    38,103    $    41,205
Other income                                    49             14             221             52
                                      _____________  _____________   _____________  _____________
                                            13,330         13,852          38,324         41,257


Costs and expenses:
  Cost of goods sold                         9,807         10,021          29,120         29,587
  Selling, general and
    administrative expense                   3,700          3,444          10,442         10,176
  Interest expense                             361            526           1,199          1,479
                                      _____________  _____________   _____________  _____________
                                            13,868         13,991          40,761         41,242
                                      _____________  _____________   _____________  _____________

Income (loss) before income taxes             (538)          (139)         (2,437)            15
Provision (benefit) for income taxes           (53)            27             103              8
                                      _____________  _____________   _____________  _____________
Net income (loss)                      $      (485)   $      (166)    $    (2,540)   $         7
                                      =============  =============   =============  =============

Weighted average common and
dilutive common equivalent shares            3,338          3,338           3,338          3,338
                                      =============  =============   =============  =============


Net income (loss) per common share          $ (.15)        $ (.05)         $ (.76)         $ .00
                                      =============  =============   =============  =============

See notes to financial statements


ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                                        Nine months ended
                                                                   ____________________________
                                                                   September 30   September 30
                                                                           1996           1995
                                                                   _____________  _____________
Cash flows from operating activities:
Net income (loss)                                                    $   (2,540)    $        7
Adjustments:
   Depreciation                                                             859          1,021
   Amortization                                                             330            421
   Deferred tax (credits)                                                     -           (424)
   (Gain) on sale of property, plant and equipment                          (25)           (23)
   (Gain) on disposition of trademarks and tradename                        (98)             -
Changes in assets and liabilities:
   Accounts receivable                                                   (1,826)        (2,270)
   Inventory                                                              6,702            171
   Prepaid expenses and other current assets                                127            116
   Other assets                                                            (241)           217
   Accounts payable                                                      (1,479)          (466)
   Income taxes payable                                                      92            300
   Other liabilities                                                       (843)          (483)
                                                                   _____________  _____________
Total adjustments                                                         3,598         (1,420)
                                                                   _____________  _____________
Net cash provided (used) by operations                                    1,058         (1,413)
                                                                   _____________  _____________

Cash flow from investing activities:
  Capital expenditures                                                     (507)          (783)
  Proceeds from sales of business and property, plant and equipment       1,108             38
                                                                   _____________  _____________
Net cash provided (used) by investing activities                            601           (745)
                                                                   _____________  _____________

Cash flows from financing activities:
  Net borrowings                                                         (1,745)         1,896
                                                                   _____________  _____________
Net cash (used) provided by financing activities                         (1,745)         1,896
                                                                   _____________  _____________
Effect of exchange rate changes on cash                                     (17)            (8)
                                                                   _____________  _____________
Net change in cash and cash equivalents                                    (103)          (270)
Cash and cash equivalents at beginning of period                            532            450
                                                                   _____________  _____________
Cash and cash equivalents at end of period                          $       429    $       180
                                                                   =============  =============

See notes to financial statements

ACME UNITED CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for the year ended December 31, 1995 for such disclosures.



2. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.



3. Net income (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding during each period. No effect has been given to stock options outstanding as no dilutive effect would result from such inclusion.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended September 30, 1996 were $13,281,000, compared with $13,838,000 for the same period last year, a decline of $557,000. Of this decline, $1,393,000 resulted from the divestiture of the Altenbach business in Germany. Excluding Altenbach from the prior year, sales increased $836,000 or 7% in the third quarter of 1996 as compared with the third quarter of 1995. The revenue growth was due to an increase in the U.S. and Canadian product sales. Net sales were $38,103,000 for the first nine months of 1996, compared with net sales of $41,205,000 for the same period of 1995, a decline of $3,102,000. Of this decline, $2,615,000 was attributed to Altenbach. Excluding Altenbach from the prior year, sales decreased by $487,000 or 1% for the nine months as compared with the same period last year.

Domestic Consumer net sales totaled $6,325,000 in the third quarter of 1996, compared with $5,268,000 in the third quarter of 1995, an increase of 20%. Solid sales growth was achieved for the first aid and ruler product lines. Sales for the first aid product line increased by 65% and the ruler product line by 28% for the third quarter of 1996 as compared with the third quarter of 1995. For the first nine months of 1996, consumer net sales of $16,214,000 were 8% higher than net sales of $14,995,000 for the same period in 1995.
Net sales of medical products were $3,707,000 in the third quarter of 1996 as compared with $3,992,000 in the third quarter of 1995. Net sales of medical products were $11,076,000 for the first nine months of 1996 as compared with $12,498,000 for the first nine months of 1995. The sales decline in 1996 was primarily the result of a volume decline in the low margin custom tray market. However, the company has entered into a contract to supply disposable medical instruments to the Asian market with sales beginning in the fourth quarter of 1996. Net sales from foreign operations were $3,547,000 in the third quarter of 1996 as compared with $4,987,000 in the third quarter of 1995. Excluding Altenbach from the prior year, sales decreased $47,000 or 1% for the third quarter of 1996 as compared with the same period of last year. While sales were soft in the United Kingdom and Germany, the Canadian operation recorded a 10% sales increase over the third quarter of 1995. Net sales from foreign operations were $11,672,000 for the first nine months of 1996 compared with $15,195,000 for the similar period in 1995. Of the decline of $3,523,000, $2,615,000 resulted from the divestiture of Altenbach.

Gross Profit Margin

For the third quarter of 1996, the Company reported a reduced gross profit margin of 26.2% compared to 27.6% in the same quarter of 1995. The gross profit margin for the first nine months of 1996 was 23.6% compared with a 28.2% gross profit margin for the same period in 1995. The loss of margin was due to the effects of excess manufacturing capacity, related restructuring costs, and the reduction in production in order to bring inventory levels more in line with the current sales volume.

Net Income

A net loss of $ 485,000, or 15 cents per share, for the third quarter of 1996 compared with a net loss of $166,000, or five cents per share, for the third quarter of 1995. For the first nine months of 1996, the net loss was $2,540,000, or 76 cents per share. This compares with net income of $7,000 for the first nine months of 1995. Excluding the severance and restructuring costs, the company realized a profit on a continuing business basis for the third quarter of 1996 of $194,000 or six cents per share. The third quarter loss included $580,000 of severance costs and $99,000 of restructuring costs. The nine month loss included $869,000 of severance costs, $926,000 of restructuring costs, and $271,000 of loss incurred by the Altenbach operation. On a continuing business basis (excluding Altenbach, severance and restructuring costs), the net loss for the nine months of 1996 was $474,000 or 14 cents per share.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $256,000 and $266,000 for the three and nine month periods ended September 30, 1996 as compared with the same periods in 1995. Severance costs amounted to $580,000 and $869,000 for the three and nine month periods ended September 30, 1996, respectively. Excluding these severance charges, the Company reduced its selling, general and administrative costs by $324,000 or 9% for the quarter ended September 30, 1996, and $603,000 or 6% for the nine month period ended September 30, 1996 as compared with the same periods in 1995.

Interest Expense

Interest expense decreased by $165,000 and $280,000 for the three and nine month periods ended September 30, 1996, respectively, as compared with 1995, which is attributable to lower average bank borrowings.

Provision for Income Taxes

The provision (benefit) for income taxes for the three and nine month periods ended September 30, 1996 was ($53,000) and $103,000 as compared to $27,000 and $8,000 for 1995. The consolidated effective tax rates are based on income (loss) before taxes in the various countries of operation and the statutory rates and laws in effect.

Liquidity and Capital Commitments

The Company has placed major emphasis on the reduction of inventory, debt and interest expense. Company-wide debt as of September 30, 1996 has decreased by $4,261,000 or 21% from September 30, 1995. Company-wide inventory levels as of September 30, 1996 have decreased by $8,445,000 or 45% from September 30, 1995 (excluding Altenbach)

All future debt reduction, along with normal payments for taxes and capital expenditures, is expected to be funded by inventory reduction and cash generated from operations.

In the U.S., the Company has a $13,000,000 revolving line of credit which expires in May 1998. The revolving line is an asset-based agreement with various percentages applied to inventory, receivables and fixed assets. At September 30, 1996 the Company had an available line of $11,107,000 with $1,207,000 unused. The Company's foreign subsidiaries have overdraft arrangements which expire at various times during 1996.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                September 30, 1996       December 31, 1995
                                __________________       _________________

Working capital                        $11,121,000             $15,975,000

Current ratio                            2.14 to 1               2.42 to 1

Long term debt to equity ratio                1.88                    1.57




PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No Form 8-K was filed by the Company during the three months ended September 30, 1996.

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






                               ________________________________________
                                      ACME UNITED  CORPORATION
                                            (Registrant)






Date:  November 14, 1996       ________________________________________
                                          Cheryl Kendall
                               Vice President - Chief Financial Officer






Date:  November 14, 1996       ________________________________________
                                            Richard L. Windt
                                Vice President - Corporate Controller