Form 10-K
period 1996-12-31
ACME UNITED CORP
filed 1997-03-28
CIK 2098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549
                            FORM 10-K

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

                               OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-4823

                     ACME UNITED CORPORATION
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Connecticut                            06-0236700
--------------------------------          -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

75 Kings Highway Cutoff, Fairfield, Connecticut          06430
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(203) 332-7330

Securities registered pursuant to Section 12(b) of the Act.

                                        Name of each exchange on
Title of each class                     which registered
----------------------------            -------------------------
$2.50 par value Common Stock            American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES    x      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Registrant had 3,325,500 shares outstanding as of March 20, 1997 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 was approximately $17,458,875.

               Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 28, 1997 incorporated into 1996 10-K, Part III

<PAGE 1>
Acme United Corporation is one of the largest producers of shears, scissors, rulers, first aid kits and related products for consumers, as well as a leading producer of metal disposable medical scissors, instruments and sterile procedure trays. The Company's subsidiary in the United Kingdom, Acme United Ltd., also manufactures medical scissors, household scissors and shears, nail files and other manicure items. The Canadian subsidiary, Acme United Limited, is one of the largest marketers of scissors, rulers and metric rulers in Canada. The German subsidiary, Emil Schlemper GmbH, manufactures scissors, shears and manicure implements.

<PAGE 2>
ACME UNITED CORPORATION


TO OUR SHAREHOLDERS:

In 1996 Acme United accomplished the turnaround actions planned last year, and exceeded expectations on a number of fronts. We believe that Acme now has the platform to build on in 1997 and into the future.

The Company reported a net loss in 1996 of $3,175,000, or 95 cents per share. Restructuring related charges of approximately $1,780,000 were incurred in 1996 for closure of the Bridgeport plant, severance, and inventory reduction. This compares to a net loss in 1995 of $8,716,000, or $2.61 per share, which included asset revaluations and restructuring charges of $6,518,000.

SIGNIFICANT EVENTS IN 1996

One of the major goals in 1996 was to address excess manufacturing capacity. The Seneca Falls, New York ruler plant was closed in 1995 and sold in 1996. The sale proceeds increased cash flow by $108,000, and reduced annual operating expenses by $60,000. The Bridgeport, Connecticut facility was closed during the year. These were the final steps in consolidating all domestic manufacturing and warehouse activities to our lower cost and more efficient North Carolina facilities.

On May 1, 1996 Acme sold the assets of Peter Altenbach & Sohne GmbH, a cutlery subsidiary in Solingen, Germany. In the four months prior to the divestiture Altenbach lost $271,000, and the business was not part of our strategy. Its sale allows Acme to focus on continuing international operations.

An important part of the strategy announced in 1995 was a company wide inventory reduction plan to produce funds for investment in the Company. The goal of $2.8 million was exceeded as inventory levels at year end 1996 were reduced by $7,590,000.
Approximately $2,200,000 of the reduction resulted from the divestiture of Altenbach. Inventory levels excluding Altenbach decreased by 34%. The outstanding year end debt declined from $18.5 million in 1995 to $13.7 million in 1996, a reduction of $4.8 million.

The emphasis on inventory reductions and plant consolidations in the U.S. resulted in a significant decline in plant utilization during most of 1996, and generated over $1.0 million in losses. Production levels in 1997 are forecast to be at more normal utilization levels.

MANAGEMENT STRUCTURE

The demands of the restructuring required a substantial change in management, which was not fully anticipated. None of the four executive officers reporting directly to me on January 1, 1996 are still at Acme. Severance costs for these employees and five other senior managers totaled $965,000.

We built a cohesive team during the year by promoting from within and hiring outside executives.

Brian S. Olschan joined Acme in September as Senior Vice
President of Sales and Marketing. He has over thirteen years of consumer marketing and sales experience, and most recently was Vice President and General Manager of the Cordset and Assembly
Business of General Cable Corporation.

<PAGE 3>
The Company recruited Cheryl L. Kendall as Chief Financial
Officer in July. She has over twenty two years of experience in financial operations, treasury, cost accounting, and corporate planning at Westinghouse Electric Corporation, Joyce
International and Collegiate Marketing.

Martin C. Metzler was promoted to Senior Vice President of
Manufacturing.  He  joined Acme in 1991 and had been Vice
President of Manufacturing since 1994. He and his team were instrumental in the exhaustive plant consolidations.

During the year, Andrew T. Harrison, Senior Vice President, retired after 28 years of service and significant contribution to Acme. We miss his enthusiasm and daily presence.

Gary D. Penisten was elected Chairman of the Board in February 1996. He was formerly Chief Financial Officer of Sterling Drug, Inc., and serves as a member of the Board of Directors. His experience and support have been invaluable to me this past year.

NORTH AMERICAN CONSUMER PRODUCTS

The consumer products business achieved $23.9 million in sales in 1996, an increase of 7% over the previous year. This resulted from increases in the U.S. sales of rulers and first aid kits. Despite the sales growth in 1996, the division's profit performance was adversely affected by plant underutilization and restructuring charges. The Company expects operating efficiency to steadily improve in 1997.

For the division in 1997, we plan to continue efforts to increase sales of the stationery line to the office products super stores, develop new items for the children's scissor and craft markets, expand distribution for first aid kits, and obtain a larger share of the back-to-school market.

The Company's Canadian subsidiary, Acme United Limited, had stable sales in 1996, and its efficiency and asset utilization improved. The subsidiary had operating profit of $248,000 in 1996 compared to a loss of $211,000 in 1995. Its pre-interest return on equity was 20% in 1996, which is reflective of the team's hard work.

U.S. MEDICAL PRODUCTS

Sales in 1996 of the Company's medical products business declined by 12% compared to 1995. The decrease was primarily the result of a volume decline in the low margin custom tray market.

The Medical Division has made a number of changes to enhance growth. David Buck, who built our major accounts program, was promoted to Vice President. We added fifty manufacturers representatives to sell our disposable instruments, kits and trays, and tubular bandages. The Division signed a five year exclusive distribution agreement with a Japanese company for Acme product sales in the Pacific rim. Finally, we initiated a number of new programs with our major hospital distributors and buying groups to increase sales volume.

On March 3, 1997, the Company sold its U.S. marketing rights of certain wound care products to Seton Healthcare International Limited for approximately $2.0 million. The proceeds were used to pay off
$1.7 million of debt and repurchase 64,620 shares of common stock. The sale allows the Company to focus on its core line, and to continue to develop new related products.

The division plans to improve manufacturing efficiency and utilization at the Goldsboro, North Carolina facility during 1997.

<PAGE 4>
EUROPEAN OPERATIONS

A significant event for European operations in 1996 was the divestiture of Altenbach. Sales in 1996 excluding Altenbach were $7.6 million, or 4% below the 1995 level. The two continuing operations reported a loss of $717,000 in 1996 compared to a loss of $1,039,000 in 1995.

The UK operation has begun to shift a portion of its production to our U.S. and German facilities, and reduce its fixed costs.
We continue an aggressive effort to increase sales.

The European divisions are important to service the overseas expansion of super stores and major U.S. customers, and we intend to begin to develop closer relationships with the local purchasing managers.

CONCLUSION

The Board and management made some hard decisions in late 1995 to effect a turnaround. The Company made significant progress in 1996 to implement the changes. Acme closed the Bridgeport plant, sold Altenbach, lowered debt by $4.8 million, and reduced headcount.

The team is dedicated to delivering improved operational and financial results.



Sincerely,



Walter C. Johnsen,
President and Chief Executive Officer

<PAGE 6>
PART I

Item 1.  Business


GENERAL

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company operates two business segments, consumer and medical. The Company's operations are in the United States, Canada, England and Germany. Financial information concerning sales, operating profit and identifiable assets by business segment and geographic area appears in note 9 of the notes to consolidated financial statements.

CONSUMER

The Company manufactures and distributes scissors, shears, rulers and first aid kits for school, office and home use. Acquisitions of Emil Schlemper GmbH and Co. KG of Solingen, Germany in January l990, Homeric, Ltd. of Sheffield, England in July l990 and Peter Altenbach and Sohne GmbH of Solingen, Germany in l99l extended the Company's presence in Europe as a scissor and shear manufacturer. On May 1, 1996, the Company sold the assets (excluding accounts receivable) of Peter Altenbach and Sohne
GmbH.   The Company continues to be a major manufacturer of
scissors and shears in the United States, England and Germany, and rulers in the United States; and a distributor of scissors, shears and other products in Canada. In addition to local competitors in each country, the Company competes with imported products from China, Taiwan and Korea. The Company also imports scissors, shears, and other products to supplement its manufactured products.

Independent manufacturer representatives are primarily used to sell its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers in the United States. Foreign operations use a combination of independent commission agents and an internal sales force.

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers.
Unfilled backlog at year end 1996 was $1,539,625 as compared to $1,848,084 in l995.

MEDICAL

The Company entered the medical products field in l965, producing disposable medical scissors and instruments in bulk for hospital distributors. In l972 the Company's Medical Products Division began marketing its own line of products, including ONE TIME(registered trademark) disposable procedure trays, RESPOSABLE (registered trademark) stainless steel instruments, and ACU-DYNE (registered trademark) povidone-iodine germicide packaged in bottles and flexible packages.
New products have been added to the procedure tray line every year to meet the specialized needs of hospitals, clinics and convalescent homes.

In l978, wound dressings were introduced by the Company which today include ACU-DERM (registered trademark) a sterile, non-absorbent, self-adhering polyurethane dressing and the LYO FOAM (registered trademark) line, a sterile absorbent polyurethane dressing. Bandage products were added in January l992 when the Company acquired the major portion of the U.S. medical products business of SePro Healthcare, Inc., the U.S.
subsidiary of the Seton Healthcare Group, plc of Oldham, England.
The Company entered into distribution agreements with Seton
Healthcare International Limited for exclusive U.S. rights to an extensive line of state-of-the-art pressure therapy bandages and specialized wound dressings. Subsequent to December 31, 1996, the Company sold their distribution rights to Seton Healthcare
International Limited.

<PAGE 7>
In l993, the Royl-Derm line of skin care and wound-care products was launched. The Royl-Derm line of patent-pending skin-care and wound-care products have been known to relieve or eliminate the pain connected with skin burns, wounds, ulcers and blemishes often experienced by elderly and bed-ridden patients. However, simultaneous launching of several competitive brands resulted in widespread price cutting and saturation sampling, delaying the acceptance of the Royl-Derm line. THE COMPANY discontinued the Royl-Derm line in 1996.

In October, l992, Acme United acquired the exclusive marketing and distribution rights in the U.S. for the OPCO Line of I.V. therapy products for hospitals and the after-care market. The principal product is the patented I.V. Bubble-- a plastic, see-through, disposable device which can be inflated to protect the I.V. catheter and tubing while preventing the patient from accidently pulling out the catheter. A second OPCO product is the I.V. Board, a reusable device which immobilizes the limb, stabilizes the I.V. site and reduces premature I.V. restarts in active patients. Unsuccessful attempts to market the OPCO line resulted in a write-off in 1995 for the remaining inventory and licensing rights.

The Company has a network of medical dealers who distribute its line of medical products with hospitals, nursing facilities and other alternate care providers. Technical assistance is provided by its own field sales force.

Acme sells to a number of major buying groups through its direct sales force and a network of fifty manufacturer representatives.

Unfilled order backlog for the medical segment at year end 1996 was $649,170, compared to $203,765 in l995.

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 384 persons, all but a few of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2. Properties

Acme United Corporation is headquartered at 75 Kings Highway Cutoff, Fairfield, Connecticut in 15,403 square feet of leased space. The Company owns and leases manufacturing facilities in the United States and England, owns a facility in Germany, and leases 29,000 square feet of warehousing space in Canada. All facilities are part of the consumer segment except for the 60,000 square foot plant leased in Goldsboro, North Carolina which manufactures products for the medical segment, and serves as the warehouse and shipping operation for both the U.S. medical and consumer segments.

At the start of 1995, manufacturing for the U.S. consumer segment occurred in three plants. However, all manufacturing was consolidated into the 58,000 square foot owned Fremont, North
Carolina plant in 1996. The Seneca Falls, New York ruler manufacturing plant was sold in 1996. The Bridgeport, Connecticut plant was closed in 1996, and the facility is for sale or lease.

Manufacturing for the European consumer segment is presently being conducted at the 48,000 square foot owned Solingen, Germany plant and 50,000 square foot leased plant in Sheffield, England.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by the Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from five to ten years.


<PAGE 8>
Item 3.  Legal Proceedings

The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. Management believes that the ultimate resolution of such litigation will not have a material adverse impact on the Company's results of operations, financial position or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

Items 5.   Market for the Registrant's Common Stock and Related
Security Holder Matters

The Company's Common Stock is traded on the American Stock
Exchange under the symbol
"ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

Fiscal Year Ended December 31, 1996      High          Low
   First Quarter                        4 1/8         3 1/2
   Second Quarter                       4 3/8         2 7/8
   Third Quarter                        4 1/8         3 1/2
   Fourth Quarter                       5 1/2         3 1/2

Fiscal Year Ended December 31, 1995
   First Quarter                        4 1/4         3 1/4
   Second Quarter                         4           3 5/16
   Third Quarter                        3 3/4         3 3/8
   Fourth Quarter                         4          2 13/16

As of March 20, 1997 there were approximately 1,700 holders of record of the Company's Common Stock.

The Company has not paid cash dividends on its Common Stock in 1996 and 1995. The Company presently intends to retain earnings to finance business improvements. However, management and the Board of Directors believe it is important for the Company to pay dividends when a record of consistent earnings has been achieved.

<PAGE 9>

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                    1996 (A)         1995         1994         1993         1992
                                   ------------------------------------------------
Net Sales                          $  47,481     $ 52,222    $  52,755    $  52,339    $  53,037
Other Income                             449          180          235           78          265
Total                                 47,930       52,402       52,990       52,417       53,302
Cost and Expenses: Cost of            35,036       38,801       37,795       38,729       38,829
Goods Sold
Inventory Valuation Losses                 -        3,381            -            -            -
Selling, General and                  12,669       14,397       13,324       13,130       13,092
Administrative Expenses
Restructuring & Other Charges          1,779        3,136            -            -          468
Interest Expense                       1,537        1,953        1,658        1,554        1,716
Income/(Loss) Before Income Tax       (3,091)      (9,266)         212         (995)        (803)
Provision (Benefit) for Income Tax        84         (550)          89         (398)        (256)
Net Income/(Loss)                     (3,175)      (8,716)         123         (597)        (547)
Average Number of Shares Outstanding   3,342        3,338        3,338        3,338        3,325
Net Income/(Loss) per
  Common Share                     $    (.95)   $   (2.61)    $    .04    $    (.18)   $    (.16)
Cash Dividend per Common Share     $       -    $       -     $      -    $     .05    $     .20
Book Value per Common Share        $    1.95    $    2.85     $   5.42    $    5.39    $    5.70
Total Assets                       $  27,251    $  37,021     $ 42,888    $  41,963    $  43,697
Total Long Term Debt               $   8,444    $  14,880     $ 14,388    $  14,718    $   6,182
Total Stockholders' Equity         $   6,515    $   9,505     $ 18,083    $  17,999    $  19,009

(A) 1996 information reflects the divestiture of Altenbach as of May 1, 1996

<PAGE 10>
       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(All figures in thousands except per share figures)

                                             QUARTERS
                            1st       2nd       3rd       4th    Total
  --------------------------------------------------------------------
  1996
  Net sales            $ 12,040  $ 12,782  $ 13,281   $ 9,378 $ 47,481
  Cost of goods sold      9,122    10,191     9,807     5,916   35,036
  Net income/(loss)       (816)   (1,239)     (485)     (635)  (3,175)
  Net income/(loss)
    per share          $  (.24)  $  (.37)  $  (.15)   $ (.19) $  (.95)
  --------------------------------------------------------------------
  1995 (A)
  Net sales            $ 12,897  $ 14,470  $ 13,838  $ 11,017 $ 52,222
  Cost of goods sold      9,276    10,290    10,021     9,214   38,801
  Net income/(loss)        (68)       242     (166)   (8,724)  (8,716)
  Net income/(loss)
  per share            $  (.02)  $    .07  $  (.05)  $ (2.61) $ (2.61)

(A) The fourth quarter net income/(loss) includes losses resulting from charges of $3,136 for restructuring and other charges and $3,381 for inventory valuation.

<PAGE 11>
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The Acme United Corporation (the "Company") operates its business in two principal business segments, consumer and medical. Note 9 to the consolidated financial statements gives details of the Company's business segments. The medical segment operates in the United States and the consumer segment operates in the United States, Canada, England and Germany.

Consolidated net sales were $47,481,000, $52,222,000, and $52,755,000 in 1996, 1995 and 1994, respectively. The consumer segment accounted for 70%, 69% and 68% of those sales in each respective year. In 1996, approximately 60% of consumer sales was from U.S. operations, whereas in the prior two years consumer sales were almost equal for the U.S. and foreign operations. Medical segment sales comprised approximately one third of consolidated net sales in 1996, 1995 and 1994.

On May 1, 1996, the Company sold the assets of its Peter Altenbach & Sohne GmbH ("Altenbach") subsidiary, excluding accounts receivable. The buyer purchased all fixed assets, inventory and intangible assets, including the Altenbach tradename. In exchange, the buyer paid $960,000, assumed all lease obligations, employed substantially all Altenbach employees and assumed responsibility for their employee related costs, including pensions. Costs related to the restructuring of operations in Germany, including the sale of the assets of the Altenbach operations, were accrued for in 1995. In the four months of 1996 prior to the divestiture, Altenbach lost $271,000.

RESULTS OF OPERATIONS 1996 COMPARED WITH 1995

Consolidated net sales in 1996 were $47,481,000 and decreased $4,742,000 or 9% from 1995. The consumer segment net sales decreased $2,757,000 or 8% and the medical segment net sales decreased $1,984,000 or 12% as compared with 1995. Of the consumer net sales decline, $4,061,000 was due to the divestiture of Altenbach. Excluding Altenbach, consumer net sales increased by $1,304,000 or 4%, as compared with 1995.

Consumer segment sales in the U.S. increased $1,706,000 or 9%, and foreign operations excluding Altenbach decreased $402,000. The U.S. consumer segment increase is mainly attributable to increased volume resulting from the growth of the first aid kit line and the Westcott ruler line. The foreign consumer segment sales decrease resulted from volume declines of 4% in both European operations, and Canadian sales decline of 1%.

Medical segment sales declined $1,984,000 in 1996 primarily due to a volume decline in the low margin custom tray market.

Gross margin before inventory valuation losses and restructuring related costs improved in the consumer segment from 21% in 1995 to 22% in 1996. The medical business margin remained unchanged at 36% for both 1996 and 1995. The cost of relocating the Bridgeport operation to North Carolina, severance for manufacturing staff, and the inefficiencies of maintaining duplicate facilities resulted in $1,258,000 of restructuring related charges in 1996. Foreign operation profit margin fell from 18% in 1995 to 17% in 1996. This was a result of margin deterioration in all European operations. Margin in Canada improved from 21% in 1995 (excluding charge for asset valuation) to 26% in 1996.

Inventory valuation losses of $3,381,000 were recorded in 1995, primarily as a result of an inventory reduction program implemented to generate cash in 1996. Severance costs of $1,039,000 were incurred in 1996 and are included in the restructuring and other charges.

Selling, general and administrative expenses were $12,669,000 in 1996 as compared to $14,397,000 in 1995, a decrease of $1,728,000 or 12%. Of the decline, $846,000 was due to a decrease in U.S. pension expense and $687,000 was as a result of the divestiture of Altenbach. The significant decrease in pension expense resulted from the curtailment of the U.S. pension plan in 1995.

Interest expense decreased $416,000 or 21% over 1995 primarily as a result of a debt reduction of $4.8 million and an improvement in the interest rates.

The provision for income taxes in 1996 was $84,000 as compared to a benefit for income taxes of $550,000 in 1995.

<PAGE 12>
RESULTS OF OPERATIONS 1995 COMPARED WITH 1994

Consolidated net sales were $52,222,000 and decreased $533,000 or 1% from 1994. The consumer segment net sales decreased $133,000 or less than 1% and the medical segment net sales decreased
$400,000 or 2%.

Consumer segment sales in the U.S. operations increased $667,000 and foreign operations decreased $800,000. The U.S. consumer segment increase was attributed to increased volume resulting from the growth of the first aid kit line, ruler line and imported stainless steel scissors and shears. The foreign consumer segment sales decrease resulted from volume declines in the European operations despite the favorable impact of higher translation rates.

Medical segment sales declined $400,000 primarily due to a decline in sales of wound care products which were unfavorably impacted by government reimbursement policies.

Gross margins before inventory valuation losses declined in both the consumer and medical segments; the consumer segment gross margins were 21% and 24% and medical margins were 36% and 38% for 1995 and 1994, respectively. The decline in the consumer segment resulted primarily from excess capacity and low margin product sales mix in the foreign operation. Foreign operations sales were $17.8 million and profit margins fell from 24% in 1994 to 18% in 1995. Margins in the U.S. operations were 24% for both years. Medical segment margins declined primarily as a result of a change in product sales mix.

Inventory valuation losses of $3,381,000 were recorded in 1995, primarily as a result of an inventory reduction program implemented to generate cash.

Selling, general and administrative expenses were $14,397,000 in 1995 as compared to $13,324,000 in 1994, an increase of $1,073,000 or 8%. The increase occurred in U.S. operations and was primarily the result of increases to U.S. pension expense of $537,000 and advertising promotion and catalog allowances of $333,000. The significant rise in the pension expense reflected a curtailment loss from freezing the pension plan and a change in the expected long term rate of return on long term assets from 10% to 8%.

Interest expense increased $295,000 or 18% over 1994 primarily because of higher rates in the United States under the revolving line of credit.

The effective tax rate in 1995 was (6%) on a pre tax loss of $9,266,000 as compared to 42% on pre tax income of $212,000. The
Company reported a tax benefit of only $550,000 because it was unable to fully utilize the 1995 pre tax loss.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow from operating activities was $6,245,000 in 1996 as compared to $909,000 and $712,000 in 1995 and 1994, respectively. Net cash provided by operations was used primarily to reduce borrowings. An aggressive program to reduce inventory levels resulted in an inventory reduction, excluding Altenbach, of $5.4 million or 34% from a year ago. This enabled the Company to reduce debt at December 31, 1996 by $4.8 million or 26% as compared with debt at December 31, 1995.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:
                                              1996          1995
  --------------------------------------------------------------
  Working Capital                       $5,953,000  $ 15,976,000
  Current Ratio                          1.48 to 1     2.42 to 1
  Long Term Debt to Equity                    1.30          1.57

Working capital decreased $10,023,000 in 1996 as a result of a program to reduce inventory levels, effect of the divestiture of Altenbach, and an increase in short term debt.

Long term debt to equity improved in 1996 due to the cash generated from the inventory reduction being used to reduce debt.

<PAGE 13>
The U.S. revolving line of credit, renegotiated in March 1996 and in March 1997, is due to expire in May 1998 and the foreign overdraft arrangements are due to expire at various times in 1997. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations, the Company believes it can meet capital expenditure, restructuring and other planned financial commitments in 1997. Planned capital expenditures in the U.S. for machinery and equipment are expected to exceed $1,000,000 and focus on process and productivity improvements.

The Company expects to address any computer system issues related to the Year 2000 by implementing a new information system in the first quarter of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               1996          1995          1994
-------------------------------------------------------------------------------
Net Sales                              $ 47,480,587  $ 52,222,210  $ 52,754,799
Other Income                                449,275       179,811       234,881
-------------------------------------------------------------------------------
                                         47,929,862    52,402,021    52,989,680
Costs and Expenses:
    Cost of Goods Sold                                 38,800,804    37,795,384
                                         35,035,868
    Inventory Valuation Losses                    -     3,381,355             -
    Selling, General and
      Administrative Expenses            12,668,207    14,396,927    13,324,022
    Interest Expense                      1,537,399     1,953,090     1,657,875
    Restructuring & Other Charges         1,779,031     3,136,257             -
-------------------------------------------------------------------------------
                                         51,020,505    61,668,433    52,777,281
-------------------------------------------------------------------------------
Income/(Loss) before Income Tax          (3,090,643)   (9,266,412)      212,399
Provision (Benefit) for Income Tax
    United States                            49,800       (53,535)       39,127
    Foreign                                  34,163      (496,701)       49,774
-------------------------------------------------------------------------------
                                             83,963      (550,236)       88,901
-------------------------------------------------------------------------------
Net Income/(Loss)                       $(3,174,606)  $(8,716,176)  $   123,498
-------------------------------------------------------------------------------
Net Income/(Loss) applicable to
  common stock (A)                      $      (.95)  $     (2.61)  $       .04
-------------------------------------------------------------------------------

(A) Based on a weighted average number of shares outstanding during the year.

<PAGE 14>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                       Additional
                                 Treasury      Common       Paid-   Translation      Retained
                                    Stock       Stock  In Capital    Adjustment      Earnings
---------------------------------------------------------------------------------------------
Balances, December 31, 1993    $(357,631)  $8,461,550  $2,145,119  $ (1,099,900)   $8,850,305
Net Income                                                                            123,498
Translation Adjustment                                                  (40,341)
--------------------------------------------------------------------------------------------
Balances, December 31, 1994     (357,631)   8,461,550   2,145,119    (1,140,241)    8,973,803
Net Loss                                                                           (8,716,176)
Translation Adjustment                                                  138,429
---------------------------------------------------------------------------------------------
Balances, December 31, 1995     (357,631)   8,461,550   2,145,119    (1,001,812)      257,627
Net Loss                                                                           (3,174,606)
Exercise of Stock Options                     125,000      34,375
Translation Adjustment                                                   25,708
---------------------------------------------------------------------------------------------
Balances, December 31, 1996    $(357,631)  $8,586,550  $2,179,494   $  (976,104)  $(2,916,979)
---------------------------------------------------------------------------------------------

See notes to financial statements

<PAGE 15>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                               1996         1995
----------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                 $    427,202 $    531,773
   Accounts receivable, net                     7,006,459    8,108,483
   Inventory                                   10,423,047   18,013,251
   Prepaid expenses and other current assets      387,930      605,773
----------------------------------------------------------------------
      Total current assets                     18,244,638   27,259,280

Plant, Property and Equipment:
   Land                                           451,963      490,589
   Buildings                                    3,910,038    4,236,976
   Machinery and equipment                     14,771,828   15,736,435
----------------------------------------------------------------------
      Total plant, property and equipment      19,133,829   20,464,000
   Less, accumulated depreciation              12,460,399   13,141,747
----------------------------------------------------------------------
      Net plant, property and equipment         6,673,430    7,322,253
Goodwill                                          792,475      817,340
Other assets                                    1,540,722    1,621,784
----------------------------------------------------------------------
      Total Assets                           $ 27,251,265 $ 37,020,657


                                                     1996         1995
LIABILITIES
----------------------------------------------------------------------
Current Liabilities:
   Accounts payable                          $  2,546,707 $  3,193,285
   Notes payable                                5,257,625    3,650,116
   Restructuring reserve                          755,440    1,197,500
   Other accrued liabilities                    3,732,363    3,242,758
----------------------------------------------------------------------
       Total current liabilities               12,292,135   11,283,659
Restructuring Reserve                                   -    1,352,000
Long Term Debt                                  8,443,800   14,880,145
----------------------------------------------------------------------
       Total Liabilities                      $20,735,935  $27,515,804

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY

Common stock, par value $2.50, authorized
4,000,000 shares , issued 3,434,620 and
3,384,620 shares and outstanding 3,387,620
and 3,337,620 shares in 1996 and 1995,
respectively
                                             $  8,586,550 $  8,461,550
Treasury Stock, 47,000 shares at cost            (357,631)    (357,631)
Additional paid-in capital                      2,179,494    2,145,119
Retained earnings (deficit)                    (2,916,979)     257,627
Translation adjustment                           (976,104)  (1,001,812)
----------------------------------------------------------------------
       Total Stockholders' Equity               6,515,330    9,504,853
----------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $ 27,251,265 $ 37,020,657

See notes to financial statements

<PAGE 17>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996           1995           1994
----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss)                            $  (3,174,606) $  (8,716,176)   $   123,498
  Adjustments to reconcile net
   income/(loss) to net
   cash provided by operating activities
      Depreciation                                 923,031      1,312,521      1,307,035
      Amortization                                 443,977        565,972        575,081
     (Decrease) in deferred income taxes                 -       (675,196)       (17,984)
     (Gain)/loss on disposal of assets             120,259        (19,241)       (25,749)
      Restructuring & other charges                      -      3,136,257              -
      Inventory valuation losses                         -      3,381,355              -
Change in assets and liabilities
      Acounts receivable                           684,562        824,962        (92,347)
      Inventory                                  5,352,588        (38,468)      (755,307)
      Prepaid expenses and other current         2,157,901         70,516          3,740
       assets
      Other assets                                (835,892)       115,299        (83,049)
      Accounts payable                            (324,665)       636,883       (998,692)
      Income taxes payable                         108,913        106,930        423,277
      Other liabilities                            789,190        207,488        252,438
----------------------------------------------------------------------------------------
        Total adjustments                        9,419,864      9,625,278        588,443
----------------------------------------------------------------------------------------
        Net cash provided by operations          6,245,258        909,102        711,941
----------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Capital expenditures                        (1,068,550)      (986,647)    (1,445,204)
    Proceeds from sales of plant, property         484,340        453,616        135,650
      and equipment
    Proceeds from divestiture of Altenbach         962,290              -              -
    Divestiture of Altenbach                    (3,253,873)             -              -
----------------------------------------------------------------------------------------
           Net cash used for investing          (2,875,793)      (533,031)    (1,309,554)
             activities
----------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Net borrowings                              (3,622,022)      (282,440)       740,325
    Common Stock issued                            159,375              -              -
----------------------------------------------------------------------------------------
           Net cash (used for)/provided by      (3,462,647)      (282,440)       740,325
             financing activities
----------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash           (11,389)       (12,338)       (10,892)
----------------------------------------------------------------------------------------
 Net change in cash and cash equivalents          (104,571)        81,293        131,820
 Cash and cash equivalents at beginning of year    531,773        450,480        318,660
----------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year     $    427,202      $ 531,773     $  450,480
----------------------------------------------------------------------------------------

See notes to financial statements

<PAGE 19>
ACME UNITED CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES:

a. Nature of Operations - Acme United Corporation is a multinational corporation which operates in two business segments, consumer and medical. The consumer segment operates in the United States, Canada, England and Germany and the medical segment operates in the United States. Principal consumer segment products are scissors, shears, rulers, and first aid kits which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors and mass market retailers. Medical segment products are disposable scissors, instruments and sterile procedure trays which are sold to hospital supply dealers and alternate care market dealers. Medical sales account for approximately one third of the Company's revenue and medical assets account for about one fourth of the assets.

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

i. Deferred Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates.

j. Research and Development - Research and development costs
($47,277 in 1996, $91,251 in 1995 and $104,762 in 1994) are
included in the cost of goods sold caption on the consolidated statements of income (loss).

k. Goodwill and Other Assets - Goodwill represents the excess cost of investments over the net asset values at acquisition and is being amortized on a straight line basis over periods ranging from 20 to 40 years. Accumulated amortization aggregated
$261,600 and $224,111 at December 31, 1996 and 1995,
respectively.

Other assets, at cost, include license agreements, a covenant not to compete and other fees associated with the Sepro acquisition. These assets are being amortized on a straight line basis from 4 to 7 years. Accumulated amortization aggregated $2,431,186 and $2,024,698 at December 31, 1996 and 1995, respectively.

<PAGE 20>
The Company continually reevaluates the propriety of the carrying amounts of goodwill and other assets as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. As a result of this reevaluation, the Company in 1995 took a charge of $156,666 to write off the carrying amount of licensing rights related to a discontinued product, which is included in selling, general and administrative expenses on the consolidated statement of income (loss). The Company believes that no other significant impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

l. Accounts Receivable - Accounts Receivable are shown less allowance for doubtful accounts of $197,755 in 1996 and $132,593 in 1995.

m. Reclassifications - Certain reclassifications were made to prior year amounts to conform to and be consistent with the 1995 presentation.

2.     INVENTORY:

Inventory consisted of the following balances on December 31 which are net of a $480,924 and $3,611,355 inventory reserve in 1996 and 1995, respectively. The Company recorded an inventory valuation loss of $3,381,355 in 1995, which resulted from a program to convert inventory to cash and to record certain inventory at net realizable value.
                                     1996              1995
-----------------------------------------------------------
 Finished goods              $  4,857,763     $   9,941,846
 Work in process                1,910,880         3,962,928
 Raw materials and supplies     3,654,404         4,108,477
-----------------------------------------------------------
     Total                   $ 10,423,047      $ 18,013,251


3.     OTHER ASSETS:

Other assets consisted of the following balances on December 31:

                                     1996              1995
-----------------------------------------------------------
 License agreements         $     790,185     $   1,169,465
 Prepaid pension costs            698,502           372,936
 Other                             52,035            79,383
-----------------------------------------------------------
     Total                  $   1,540,722     $   1,621,784


4.     OTHER ACCRUED LIABILITIES:

Other accrued liabilities consisted of the following balances on December 31:

                                     1996              1995
-----------------------------------------------------------
 Pension                    $     277,401     $     520,399
 Vendor Rebates                 1,231,812           797,047
 Other                          2,223,150         1,925,312
-----------------------------------------------------------
     Total                    $ 3,732,363      $  3,242,758


<PAGE 21>
5.     PENSION AND PROFIT SHARING:

The Company has a pension plan covering substantially all U.S.
employees and separate plans for the foreign subsidiaries' employees. The pension expense for 1996, 1995 and 1994, which is included in selling, general and administrative expenses, amounted to $90,607, $1,008,511 and $442,206, respectively.

U.S. employees are covered by a funded, defined benefit pension plan. The benefits are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment.
Pension (income)/expense for U.S. employees was $(16,350), $829,738, and $293,145 in 1996, 1995 and 1994, respectively. In
December 1995 the Company's Board of Directors approved an amendment to the U.S. pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan. Accordingly, this action was accounted for as a curtailment under the provisions of Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and resulted in a curtailment loss of $299,183 in 1995. Plan assets and liabilities and prepaid pension costs shown reflect the effect of this curtailment loss.

Pension coverage for employees of the Company's foreign subsidiaries vary by country and the Company's funding policy varies in line with local commercial, actuarial and taxation practices. The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 87 "Accounting for Pensions" for its foreign pension plans. However, it has been determined that the impact on total consolidated assets, liabilities and net income is not significant as a result of not adopting Statement of Financial Accounting Standards No. 87. Foreign subsidiaries' pension expense for 1996, 1995 and 1994 was $106,957, $178,773, and $149,061,
respectively.

Net periodic pension cost of the U.S. pension plan for 1996, 1995 and 1994 included the following components:

                                     1996       1995       1994
---------------------------------------------------------------
 Service cost - benefit earned
   during the period            $       -  $ 297,659  $ 311,048
 Interest cost on projected       329,189    474,096    375,989
 benefit obligation
 Actual return on assets         (590,930)  (334,058)  (114,510)
 Curtailment loss                       -    299,183          -
 Net amortization and deferral    245,391     92,858   (279,382)
---------------------------------------------------------------
 Net pension (income)/expense   $(16,350)  $ 829,738  $ 293,145


Assumptions used in the accounting for pension expense were:

                                  1996       1995      1994
------------------------------------------------------------
 Discount rate                     7.0%       7.0%      7.0%
 Average wage increase             N/A        5.5%      5.5%
 Expected long-term rate of
   return on plan assets           7.0%       8.0%     10/0%

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

<PAGE 22>
The funded status of the Company's U.S. plan as of December 31, 1996 and 1995 is as follows:

                                          1996         1995
-----------------------------------------------------------
 Actuarial present value of
   benefit obligations:
     Vested benefit obligation     $ 5,150,147  $ 4,916,289
     Accumulated benefit
      obligation                     5,270,640    5,082,890
     Projected benefit obligation    5,270,640    5,082,890


 Plan assets at fair value,
   primarily equity securities       5,509,999    5,098,371
 Projected benefit obligation        5,270,640    5,082,890
-----------------------------------------------------------
 Plan assets in excess of
   projected benefit obligation        239,359       15,481
 Adjustments:
     Unrecognized loss from past
       experience                      459,143      357,455
-----------------------------------------------------------
 Prepaid pension costs at
   December 31                     $   698,502 $    372,936


The Company also has a qualified, non-contributory profit sharing plan covering substantially all U.S. employees. Amounts are contributed annually to provide retirement or other benefits for employees and contributions are calculated under a formula based on income before income taxes and gains or losses on investments, less a fixed return on a capital base (as defined). Based on the formula, no contribution was required for 1995 and 1994. A specific contribution amounting to 2% of wages will be accrued annually commencing in 1996. The 1996 contribution of $108,498 will be paid in 1997.


<PAGE 23>
6.     INCOME TAXES:

The current and deferred income tax provisions (benefits) are as follows:

                                     1996        1995       1994
----------------------------------------------------------------
 Current:
     Federal                 $          -  $    9,103   $ 15,642
     State                         49,800      35,262     28,585
     Foreign                       34,163      80,595     65,828
----------------------------------------------------------------
                             $     83,963  $  124,960   $110,055
----------------------------------------------------------------
 Deferred:
    Federal                  $          -  $  (88,810)  $ 18,037
    State                               -      (9,090)   (23,137)
    Foreign                             -    (577,296)   (16,054)
----------------------------------------------------------------
                                        -    (675,196)   (21,154)
----------------------------------------------------------------
                             $     83,963  $ (550,236)  $ 88,901


The State tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants reside.

The U.S. and foreign income (loss) before income taxes are as follows:

                                    1996          1995       1994
-----------------------------------------------------------------
 U.S. (loss)               $  (2,216,565)  $(4,735,350) $ (35,983)
 Foreign income (loss)     $    (874,078)  $(4,531,062) $ 248,382
-----------------------------------------------------------------
                           $  (3,090,643)  $(9,266,412) $ 212,399

<PAGE 24>The provision (benefit) for income taxes is different from that which would be computed by applying the United States statutory income tax rate to income (loss) before income taxes. The following schedule reconciles the income tax provision (benefit) computed at the United States statutory rate to the actual tax provision (benefit) reported.

                                    1996          1995        1994
------------------------------------------------------------------
 Federal income tax at
   34% statutory rate       $ (1,050,819)  $ (3,150,580) $  72,216
 State and local taxes,
  net of federal
  income tax effect               32,415        (72,500)     3,596
 Foreign income tax rate        (123,355)      (675,600)   (34,675)
 Deferred tax asset
  valuation                      716,177      2,788,900          -
 Prior year tax accrual
  adjustment                           -              -     30,000
 Repatriated earnings of
  foreign subsidiary             353,136        410,100          -
 Permanent differences            20,436        188,500     19,267
 All other items, net            135,973        (39,056)    (1,503)
------------------------------------------------------------------
 Provision (benefit) for
  income taxes               $    83,963   $   (550,236) $  88,901
------------------------------------------------------------------
 Total income taxes paid,
  net of refunds             $    20,676   $     66,683  $(299,855)

The significant sources of deferred tax liabilities and assets as of December 31 are as follows:
                                                1996          1995
------------------------------------------------------------------
 Deferred tax liabilities:

     Property, plant and
       equipment                      $      987,803   $ 1,013,200
     Pension plans                           256,811       256,200
     Disposal of land and building                 -        63,700
     Repatriated earnings of
      foreign subsidiary                           -       410,100
     Other                                    59,722             -
------------------------------------------------------------------
     Total deferred tax liabilities   $    1,304,336   $ 1,743,200
------------------------------------------------------------------
 Deferred tax assets:

     Reserves and allowances          $    1,099,301   $ 2,984,200
     Tax basis operating loss
      carryforwards                        3,048,347     1,063,600
     Intangible assets                       541,830       475,200
     Other                                   119,935         9,100
------------------------------------------------------------------
     Total deferred tax assets         $   4,809,413   $ 4,532,100
------------------------------------------------------------------
     Net deferred tax liability
      (asset) before valuation
      allowance                        $  (3,505,077)  $(2,788,900)
------------------------------------------------------------------
     Valuation Allowance                   3,505,077     2,788,900
------------------------------------------------------------------
    Net deferred tax liability         $           -   $         -
------------------------------------------------------------------

<PAGE 25>
The Company provides deferred taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. $2,592,000 and $3,808,000 of foreign subsidiary earnings are considered permanently reinvested as of December 31, 1996 and 1995, respectively, and the amount of deferred taxes cannot be reasonably determined.

SFAS 109 requires that a valuation allowance be recorded against tax assets which the Company has not determined to be more likely than not realizable at this time. Realization of the Company's tax assets, other than those which will be realized by future reversals of existing taxable temporary differences, is entirely dependent on future earnings. Due to the uncertain nature of their realization based on past performance and carry forward expiration dates, the Company has established a full valuation allowance against these tax assets. The need for this valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

At December 31, 1996, the Company has tax operating loss carryforwards aggregating $7,250,000 of which $4,345,000, relate to U.S. Federal income taxes and expire in 2010, and $2,905,000 relate to foreign operations. Foreign tax operating loss carryforwards can be carried forward indefinitely.

7.     NOTES PAYABLE AND LONG TERM DEBT:

Notes Payable consisted of the following:
                                               1996          1995
-----------------------------------------------------------------
 Overdraft arrangements (B)          $    3,092,022  $  2,595,374
 Current portion of long term debt        2,165,603     1,054,742
-----------------------------------------------------------------
                                     $    5,257,625  $  3,650,116

   Long Term Debt consisted of the following:

                                            1996             1995
-----------------------------------------------------------------
 Revolving Credit (A)              $   6,700,000     $  9,300,000
 Mortgage Note (C)                       292,230          522,075
 Note Payable (D)                        249,766          353,262
 Note Payable (E)                        289,038          400,745
 Note Payable (F)                              -        1,669,834
 Note Payable (G)                      1,298,800        1,392,200
 Note Payable (H)                      1,737,744        2,213,445
 Other Obligations                        41,825           83,326
-----------------------------------------------------------------
                                    $ 10,609,403     $ 15,934,887
 Less, current portion                 2,165,603        1,054,742
-----------------------------------------------------------------
                                   $   8,443,800     $ 14,880,145

(A) On March 7, 1996, the Company's revolving line of credit was renegotiated with the availability determined using an asset-based formula. The maximum availability of the credit line is $13,000,000, reducing to $9,000,000 during the last 60 days of each calendar year. The actual amount available is based on a core availability of $2,250,000 plus 80% of eligible receivables, varying percentages of eligible inventory and $750,000 over formula which expired on October 31, 1996. On March 19, 1997, the Company renogotiated a modification to the agreement which allows for additional availability of $750,000 from March 19, 1997 until May 31, 1997, and $500,000 for June and July of 1997. Principal repayment is due in May 1998 and interest is at prime plus 1/2%. The prime interest rate at December 31, 1996 was 8 1/4%. The line is collateralized by all U.S. assets except real estate in Bridgeport, Connecticut, and requires an annual fee of 1/4% of the line. The agreement contains covenants, some of which were modified on March 19, 1997, which restrict, among other things, additional borrowings, expenditures for fixed assets, the payment of dividends, and the acquisition of the Company's capital stock. As of December 31, 1996, $1,700,000 was available under the general facilities.

<PAGE 26>
(B) The Company has overdraft facilities for its foreign operations with various foreign banks. At December 31, 1996, the company had lines of credit for Canadian dollar (C$) 3,200,000 ($2,335,040), British pound (L) 735,000 ($1,258,688)
and German marks (DM) 1,300,000 ($844,220). Unused amounts available were C$ 1,519,370 ($1,108,684), and DM 379,182
($246,241). The lines have interest rates ranging from local prime to local prime plus 3 1/4%. On December 31, 1996, the Company was in violation of one of its covenants relating to its Canadian overdraft facility. In March 1997, this violation was waived by the Bank and the covenants were renegotiated.

(C) Mortgage note payable for 450,000 German marks to a foreign bank is collateralized by real estate. Annual principal payment is DM 150,000 through 1999 and the interest rate is 8.85%, payable quarterly.

(D) Note payable for 384,610 German marks to a foreign bank is collateralized by the accumulated funds of an employee sponsored life/survivorship insurance program offered for the benefit of the employees. Repayment is required only as funds are needed to pay benefits under the insurance contract. The Company has classified the debt as long term because it is not aware of any benefits due under the contract in 1997.

(E) Note payable for 445,085 German marks to a foreign bank is collateralized by inventory, accounts receivable, machinery and equipment and real estate. Principal is payable in monthly installments ending October 1999 and the annual interest rate is 9.85%.

(F) Note payable for 2,398,842 German marks to a foreign bank is collateralized by accounts receivable, inventory, machinery and equipment and real estate. Principal was paid in full in 1996.

(G) Note payable for 2,000,000 German marks to a foreign bank is a two year term loan collateralized by accounts receivable, inventory, machinery and equipment and real estate. Principal is payable in full in October 1997 and the annual interest rate is 5.75%. The Company expects to renew this note in 1997.

(H) Note Payable to Sepro Healthcare Inc. matures on March 31,
2000. Principal repayments are quarterly and vary during the life of the loan. The annual interest rate is 11%. This note was repaid in 1997 (see note 13).

Annual maturities of debt, excluding note (D), in each of the next five years are approximately as follows:

 1997         $   2,165,603
 1998         $   7,711,418
 1999         $     482,616
 2000         $           0
 2001         $           0

Interest payments were approximately $1,537,399 in 1996, $1,951,700 in 1995 and $1,653,600 in 1994.

The weighted average interest rate for short term borrowings was 7.2% and 8.6% at December 31, 1996 and 1995, respectively.

<PAGE 27>
8.     COMMITMENTS AND CONTINGENCIES:

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rental expense was $626,000 in 1996, $943,000 in 1995, and $918,000 in 1994. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of 1 year or more are as follows:

 1997         $ 536,000
 1998         $ 356,000
 1999         $ 331,000
 2000         $ 318,000
 2001         $  76,000
 Later        $  25,000

The Company has purchased $123,000 of forward exchange contracts to hedge future purchases through May 1, 1997. Any gain or loss in these contracts is deferred until settlement date of the transaction being hedged. The deferred gain or loss as of December 31, 1996 and 1995 is not significant.

The Company has been involved in certain environmental matters.
Based on information available, the Company does not expect a significant impact on the financial position, future operations or cash flows of the Company, relating to these matters.

9.     BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company operates principally in two business segments. Operations in the medical segment involve the production and sale of metal disposable medical scissors, instruments, and sterile procedure trays for hospitals and the alternate care markets. Operations in the consumer segment involve the production and sale of scissors, shears, rulers and first aid kits for school, office or home use. Intersegment sales and transfers between geographic areas are not significant. Operating profit is total sales less expenses other than general corporate expenses, interest expense and income taxes. Identifiable assets by business segment and geographic areas are those assets that are used in the Company's operations in each business segment and geographic area. Corporate assets are principally cash, leasehold improvements and office equipment.

Information on the Company's Operations by Business Segments:

 (All Figures in Thousands)            1996       1995      1994
----------------------------------------------------------------
 Sales:
    Consumer                       $ 33,125   $ 35,882  $ 36,015
    Medical                          14,356     16,340    16,740
----------------------------------------------------------------
       Total                       $ 47,481   $ 52,222  $ 52,755

 Operating Profit (Loss): *
    Consumer                       $    106   $ (4,325) $  2,894
    Medical                           1,569        394     1,996
----------------------------------------------------------------
       Total                          1,675     (3,931)    4,890
 General corporate expenses           3,229      3,382     3,020
 Interest expense                     1,537      1,953     1,658
----------------------------------------------------------------
 Income/(loss) before income tax   $ (3,091)  $ (9,266)  $   212


(All Figures in Thousands)             1996       1995      1994
----------------------------------------------------------------
 Identifiable Assets:
    Consumer                       $ 20,278   $ 27,676  $ 30,765
    Medical                           6,059      8,160     9,528
    Corporate                           914      1,185     2,595
----------------------------------------------------------------
       Total                       $ 27,251   $ 37,021  $ 42,888

 *1996 Operating
  profit (loss)             Medical   Consumer   Corporate    Total
  includes the
  following:
 Restructuring &            $    95    $ 1,058      $  626  $ 1,779
  other charges

 *1995 Operating
  profit (loss)
  included the
  following:
 Restructuring &
  other charges           $    235   $   2,901           -  $ 3,136
 Asset valuation
  adjustment                   981       2,584           -    3,565
                          $  1,216   $   5,485           -  $ 6,701



 (All Figures in Thousands)            1996      1995      1994
---------------------------------------------------------------
 Depreciation Expenses:
   Consumer                        $    708   $ 1,069  $  1,024
   Medical                              154       181       195
   Corporate                             61        63        89

 Amortization Expenses:
   Consumer                        $     14   $    14  $     12
   Medical                              430       552       562
   Corporate                              -         -         -

 Capital Expenditures:
   Consumer                        $    971   $   436  $  1,320
   Medical                               90       272        84
   Corporate                              8       279        41



 Information on the Company's          1996      1995      1994
 Operations and Asset by
 Geographic Area:

 (All Figures in Thousands)
---------------------------------------------------------------
 Sales:
    United States                  $ 34,193   $34,471  $ 33,774
    Canada                            4,103     4,155     3,777
    England                           3,942     4,130     4,676
    Germany                           5,243     9,466    10,528
---------------------------------------------------------------
       Total                       $ 47,481   $52,222  $ 52,755

 Operating Profit (Loss): *
    United States                  $  2,020   $  (131) $  3,656
    Canada                              248      (211)       68
    England                            (260)     (974)      735
    Germany                            (333)   (2,615)      431
---------------------------------------------------------------
       Total                          1,675    (3,931)    4,890
 General corporate expenses           3,229     3,382     3,020
 Interest expense                     1,537     1,953     1,658
---------------------------------------------------------------
 Income/(loss) before income tax   $ (3,091)  $(9,266) $    212

 Identifiable Assets:
    United States                  $ 16,274   $20,777  $ 23,055
    Canada                            2,697     3,581     4,079
    England                           3,292     3,660     4,475
    Germany                           4,074     7,818     8,684
    Corporate                           914     1,185     2,595
---------------------------------------------------------------
       Total                       $ 27,251  $ 37,021  $ 42,888

<PAGE 30>
* 1996 Operating profit (loss) includes the following:
* 1995 Operating profit (loss) included the following:

                                                           Asset
           Restructuring &           Restructuring &   Valuation
             Other Charges             Other Charges Adjustments     Total
           ---------------           --------------- -----------    ------
 United States      $1,580  United States     $  798      $2,272    $3,070
 Canada                  -  Canada                 -         299       299
 England               177  England              221         643       864
 Germany                22  Germany            2,117         351     2,468
           ---------------           --------------- -----------    ------
                    $1,779                    $3,136      $3,565    $6,701


10.  STOCK OPTION PLANS:

The 1988 stock option plan was amended and restated on February 25, 1992. The Board of Directors adopted a series of amendments to the Plan which were approved at the 1992 Annual Meeting. The principal changes adopted were an increase in the aggregate number of shares of Common Stock available under the Plan from 100,000 shares to 300,000 shares and provisions for the issuance of options as Incentive Stock Options under the provision of
Section 422 of Internal Revenue Code. Options granted prior to the amendment are nonqualified stock options and are included in the 300,000 shares. Incentive Stock Options and nonqualified stock options may be granted under the amended Plan. In January, 1996 the Board of Directors adopted an amendment to the Plan that was approved at the 1996 Annual Meeting, increasing the aggregate number of Common Stock shares available under the Plan from 300,000 shares to 400,000 shares.

Under the Company's Amended and Restated Stock Option Plan, officers and key employees may be granted options, each of which allows for the purchase of common stock at a price of not less than 100% of fair market value at the date of grant. Generally, each option granted under the Plan on or prior to June 24, 1996 vests immediately or within a year and is for a term not in excess of ten years from the date of grant. Generally, each option granted after June 24, 1996 shall vest over a four year period and shall be for a term not in excess of ten years from the date of grant. No option may be granted under the Plan after the tenth anniversary of the adoption of the Plan.

In January 1996, the Board of Directors adopted a Non-Employee Director Stock Option Plan that was approved at the 1996 Annual Meeting. The Plan authorized 50,000 common stock shares. An option to purchase 10,000 shares of common stock shall be granted to each new Director elected on April 22, 1996 or thereafter. Further, after a period of four consecutive quarters with aggregate earnings of $.50 per share by the Company, Directors who were elected prior to the 1996 Annual Meeting shall be granted options to purchase 2,500 shares of common stock of the Company. Annually thereafter, during his continued service on the Board each such Director shall be granted options to purchase 2,500 shares of common stock provided that in the aggregate no such Director shall receive grants of options for more than 10,000 shares in total. The exercise price with respect to an option awarded under the Plan will be 100% of the fair market value of the common stock as of the date of grant. In February 1997, the Board of Directors adopted an Amendment to the Plan, increasing the aggregate number of common stock shares available under the Plan from 50,000 to 60,000 shares, amending the criteria for granting options and renaming the Plan to Non-Salaried Director
Stock Option Plan to be approved by the shareholders at the 1997 Annual Meeting. The criteria for granting options was amended to grant 10,000 common stock shares to non-salaried Directors first elected to the Board prior to the 1996 Annual Meeting after being elected at the 1997 Annual Meeting with the vesting of option shares occurring over a four year period. The amendment would supersede the previously approved granting of options after a period of four consecutive quarters with aggregate earnings of $.50 per share.

<PAGE 31>
A summary of changes in options issued under the Plans is as follows:
                                  1996        1995         1994
---------------------------------------------------------------
 Shares under option
  and exercisable at           250,000     151,000       63,000
  the beginning of the year
 Options granted               159,500     155,000       90,000
 Options canceled              (58,000)    (56,000)      (2,000)
 Options exercised             (50,000)          -            -
 Shares under option
  and exercisable at the       301,500     250,000      151,000
  end of year
 Options available for
  future grants at the          98,500      50,000      149,000
  end of the year
 Average price of               $ 3.92      $ 3.63       $ 3.19
  options granted
 Average price of               $ 4.35      $ 3.74       $ 5.13
  options canceled
 Average price of               $ 3.19           -            -
  options exercised
 Average price of               $ 3.87      $ 3.81       $ 3.97
  options exercisable

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans and has adopted the fair value disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its plans.

Had compensation cost for the Company's Stock Option Plans been determined consistent with SFAS No. 123, the Company would have expensed $143,585 in 1996 and $251,604 in 1995. The Company's net loss per share would have been:

 Net loss:                       1996                1995
   As reported               $(3,174,606)        $(8,716,176)
   Pro forma under SFAS
    No. 123                  $(3,318,191)        $(8,967,780)

 Net loss per share:
   As reported               $      (.95)        $     (2.61)
   Pro forma under SFAS
    No. 123                  $      (.99)        $     (2.69)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years. The weighted average fair value at date of grant for options granted during 1996 and 1995 is $1.61 and $1.62 per option, respectively.


<PAGE 32>
The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                               1996              1995
---------------------------------------------------------
 Expected Life (years)           5                5
 Interest Rate                 5.91%            7.73%
 Volatility                    34.7%            35.3%
 Dividend Yield                 0%                0%


11.     RESTRUCTURING AND OTHER CHARGES:

In December 1995, the Company implemented a restructuring plan primarily designed to decrease production costs and inventory levels in the consumer segment by consolidating manufacturing facilities in the United States and Germany. A pretax charge of $3,136,000 was recorded in 1995 which resulted from lease termination costs of $1,466,000, employee termination costs of $683,000, adjustments in the carrying value of production assets and idle real estate of $749,000, and other costs of $238,000 The employee termination costs were in anticipation of the elimination of nearly seventy positions, mostly production employees. The restructuring plan was substantially complete by the end of 1996.

During 1996, the original restructuring plan, which called for the consolidation of certain European operations, was amended to include the divestiture of the Altenbach subsidiary. The transaction was completed on May 1, 1996 and the restructuring reserve of $2,117,000 established at December 31, 1995 was adequate to cover the loss on the sale.

In the United States, the consolidation of the Bridgeport, Connecticut and North Carolina facilities was completed by year end. Additional severance charges were incurred as the Company reorganized its senior and middle management organization. These steps resulted in a reduction of ninety-five positions in 1996.

Cash expenditures in 1996 were $1,795,000. The remaining accrual balance of $755,000 is adequate to cover currently planned remaining restructuring activities.

<PAGE 33>
 Restructuring Reserve
 (Dollars in thousands)                          1996         1995
-------------------------------------------------------------------
 Balance, beginning of year                   $ 2,550   $        -
 Charges to Operations:
   Severance Costs                              1,039          683
   Lease Termination                                -        1,466
   Exit Costs                                      58
                                                                 -
   Asset Valuation                                  -          749
   Manufacturing Relocation                       290
                                                                 -
   Inventory Reduction and Other                  392          238
 Charges
 Total Charges to Operations                    1,779        3,136


 Costs incurred:
   Divestiture of Altenbach                     1,892
                                                                 -
   Severance Costs                              1,000
                                                                 -
   Asset Valuation                                  -          586
   Manufacturing Relocation                       290            -
   Inventory Reduction and Idle                   392            -
 Capacity
 Total costs incurred                           3,574          586
 Balance, end of year                        $    755      $ 2,550
 Cash Expenditures                           $  1,795      $     -
 Number of Employee Terminations
   due to Restructuring Activities                 95            -

12.  DIVESTITURE OF PETER ALTENBACH & SOHNE GMBH:

On May 1, 1996, the Company sold the assets of its Peter Altenbach & Sohne GmbH subsidiary, excluding accounts receivable. The buyer purchased all fixed assets, inventory and intangible assets, including the Altenbach tradename. In exchange, the buyer paid $960,000, assumed all lease obligations, employed substantially all Altenbach employees and assumed responsibility for their employee related costs, including pensions. Costs related to the restructuring of operations in Germany, including the loss from the sale of the assets of the Altenbach operations, were accrued for in 1995.
In the four months of 1996 prior to the divestiture, Altenbach lost $271,000.

13.  SUBSEQUENT EVENT:

On March 3, 1997, the Company sold its U.S. marketing rights of certain woundcare products to Seton Healthcare International Limited of Oldham, U.K. The sale price was approximately $2.0 million, and the proceeds were used to pay off $1.7 million of debt, and repurchase 64,620 shares of the Company's common stock.

<PAGE 34>
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Acme United
Corporation:

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries as of
December 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
------------------------------
COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
March 21, 1997

<PAGE 35>
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

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

Name                  Age    Position Held with Company
Walter C. Johnsen     46     President, Chief Executive
                             Officer and Director
Gary D. Penisten      65     Chairman of the Board and
                             Director
Martin C. Metzler     48     Senior Vice President
Brian S. Olschan      40     Senior Vice President
Cheryl L. Kendall     44     Vice President-Chief Financial
                             Officer, Secretary and Treasurer
David W. Clark, Jr.   59     Director
George R. Dunbar      73     Director
Newman M. Marsilius   79     Director
Wayne R. Moore        66     Director
James L.L. Tullis     49     Director
Dwight C. Wheeler II  54     Director not standing for
                             reelection
Henry C. Wheeler *    80     Director

*   Henry C. Wheeler is the father of Dwight C. Wheeler II.

WALTER C. JOHNSEN has served as director since 1995 and as President and Chief Executive Officer since November 30, 1995. Prior to that he was Executive Vice President since January 24, 1995. He also was Chief Financial Officer from March 26, 1996 until June 30, 1996. Before joining the Company he was Vice Chairman and Principal of Marshall Products, Inc., a medical supply distributor.

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

MARTIN C. METZLER was promoted to Senior Vice President on
January 1, 1997.  Since January 1, 1994, he has served as Vice
President.  He joined the Company in 1991.

BRIAN S. OLSCHAN has served as Senior Vice President since
September 10, 1996.

CHERYL L. KENDALL has served as Vice President - Chief Financial
Officer since July 1, 1996, and has also served as Secretary and Treasurer since September 24, 1996.


<PAGE 36>
DAVID W. CLARK, JR. has served as director since 1980. He is Managing Director of Pryor & Clark Company, an investment company. From July 1988 to June 1992, Mr. Clark was President of Corcap, Inc. which was spun out of Lydall, Inc. in July 1988.
Mr. Clark joined Lydall in 1972 as Vice President-Treasurer and Director. He became Executive Vice President in 1977 and President in 1986. Until July of 1992, Mr. Clark was also Chairman of the Board of CompuDyne Corporation of which he remains a Director. He is also a Director of Checkpoint Systems, Inc., Thorofare, NJ and SSC Technologies, Bloomfield, Connecticut.

GEORGE R. DUNBAR has served as director since 1977. He is President of Dunbar Associates, a municipal management consulting firm. He was Former Chief Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut. Mr. Dunbar is also a Director of People's Bank, Bridgeport, Connecticut.

NEWMAN M. MARSILIUS has served as director since 1956. He was Chairman of the Board (1978 - 1986) of The Producto Machine
Company, manufacturer of special machine tools and tooling products, Bridgeport, Connecticut.

WAYNE R. MOORE has served as director since 1976. He is presently a Director and Chairman Emeritus of The Producto Machine Company, manufacturer of machine tools, special machines, and tool die and mold components. He was Chairman of the Board of The Producto Machine Company and of Moore Tool Company, manufacturer of machine tools, measuring machines and metrology products. Mr. Moore was Chairman of the Association for Manufacturing Technology/U.S. Machine Tool Builders (1985-1986) and Committee Member of U.S. Eximbank (1984).

JAMES L.L. TULLIS has served as director since 1996. He is Chairman and Chief Executive Officer of Tullis-Dickerson & Company, Inc., Greenwich, Connecticut, a venture capital firm.
He has been a securities analyst researching the health care industry at Putnam Funds and Morgan Stanley and Company, Inc. He also was a Senior Vice President at E.F. Hutton and Company. He is a Director of Physician Sales & Service, Inc. and American Consolidated Laboratories, Inc.

DWIGHT C. WHEELER II has served as director since 1980. He served as Vice Chairman from November 30, 1995 until September 19, 1996, as Treasurer from April 23, 1990 until September 19, 1996, as Secretary from March 26 , 1996 until September 19, 1996, and Chief Executive Officer from December 20, 1994 until November 30, 1995. Mr. Wheeler was Executive Vice President and Chief Operating Officer for five years, and held positions as Corporate Vice President - Administration, Industrial Engineer and Assistant to the President since joining the Company in 1966. He resigned from the Company on September 19, 1996, and is not standing for reelection to the Board of Directors.

HENRY C. WHEELER has served as director since 1941.  He is now
Chairman Emeritus after serving as Chairman through November 29,
1995 and President, Treasurer and Chief Executive Officer from
1941 to December 20, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

               (Refer to Proxy Statement pages 10-15)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               (Refer to Proxy Statement pages 4-6)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (None)
<PAGE 37>
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Documents filed as part of this report:

          1.  Financial Statements
                                                       Page(s)
          Consolidated Balance Sheets                  15-16
          Consolidated Statements of Income (Loss)     13
          Consolidated Statements of Changes in
            Stockholders' Equity                       14
          Consolidated Statements of Cash Flows        17-18
          Notes to Consolidated Financial Statements   19-33
          Report of Independent Accountants            34


          2.  Financial Statement Schedules

          Schedule II                                  39

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

          3.  Exhibits

          Exhibit 11 - Earnings/(Loss) Per Share
            Computation                               40
          Exhibit 21 - Parents and Subsidiaries       41
          Exhibit 23 - Consent of Independent
            Accountants                               41

The following basic documents are contained in S-1 Registration
Statement No. 230682 filed with the Commission on November 7,
1968 and amended by Substantive Amendment No. 1 on December 31,
1968 and by No. 2 on January 31, 1969:

           Certificate of Organization of Registrant
           Amendment to Certificate of Incorporation of
             Registrant dated September 24, 1968
           Proof of Common Stock Certificate

The following basic documents were filed with Form 10-K for 1971:

           Amendment to Certificate of Incorporation of
             Registrant dated April 27, 1971
           Amendment to Certificate of Incorporation dated
             June 29, 1971
           Proof of Common Stock Certificate

           Proof of Preferred Stock Certificate

(b) No Form 8-K was filed by the Company during the quarter ended December 31, 1996.


<PAGE 38>
Report of Independent Accountants

To the Board of Directors and Stockholders of Acme United
Corporation:

Our report on the consolidated financial statements of Acme
United Corporation and Subsidiaries is included on page 34 of this Form 10-K. In connection with our audits of such financial statements, we have also audited and related financial statement schedule included on page 39 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
----------------------------
COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
March 21, 1997



<PAGE 39>

SCHEDULE II
ACME UNITED CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1996, 1995 and 1994

                                   Balance at    Charged to   Deductions
                                 Beginning of     Costs and    and Other      Balance at
                                       Period      Expenses  Adjustments   End of Period
----------------------------------------------------------------------------------------
1996
Restructuring Reserve            $ 2,549,500   $    309,193   $2,103,253     $   755,440
                                         (A)
Inventory Reserves                 3,611,355        121,966    3,252,397         480,924
Allowance for Doubtful
Accounts                             132,593        134,014       68,852         197,755
----------------------------------------------------------------------------------------
                                 $ 6,293,448   $    565,173  $ 5,424,502      $1,434,119

1995
Restructuring Reserve            $         -     $2,549,500  $         -    $  2,549,500
                                                        (A)                          (A)
Inventory Reserves                   230,000      3,381,355            -       3,611,355
Allowance for
Doubtful Accounts                    197,822        116,321      181,550         132,593
----------------------------------------------------------------------------------------
                                $    427,822   $  6,047,176  $   181,550    $  6,293,448

1994
Inventory Reserves              $          -   $    230,000  $         -    $    230,000
Allowance for Doubtful
 Accounts                            167,532        113,837       83,547         197,822
----------------------------------------------------------------------------------------
                                $    167,532   $    343,837  $     3,547    $    427,822

 (A)  Excludes $586,550 asset valuation charges relating to production assets


<PAGE 40>
EXHIBIT 11
  (For Exhibit to Form 10-K, 1996)


ACME UNITED CORPORATION AND SUBSIDIARIES
EARNINGS/(LOSS) PER SHARE COMPUTATION
PRIMARY AND FULLY DILUTED



1992         $(546,615)  /   3,325,119    =     ($.16) Per Share
Total Loss                   Shares


1993         $(597,245)  /   3,337,620    =     ($.18) Per Share
Total Loss                   Shares

1994
Total         $123,498   /   3,337,620    =      $.04  Per Share
Earnings                     Shares


1995       $(8,716,176)  /   3,337,620    =    ($2.61) Per Share
Total Loss                   Shares


1996       $(3,174,606)  /  3,342,277     =     ($.95) Per Share
Total Loss                  Shares


<PAGE 41>
EXHIBIT 21
  (For Exhibit to Form 10-K, 1996)


                    PARENTS AND SUBSIDIARIES


The Company was organized as a partnership in 1867 and incorporated in 1882 under the laws of the State of Connecticut as The Acme Shear Company. The corporate name was changed to Acme United Corporation in 1971.

There is no parent of the registrant.

Registrant has the following subsidiaries, all of which are totally held:

Name                           State or Country of Incorporation
Acme United Limited                          Canada
Acme United, Ltd.                            England
Emil Schlemper GmbH                          Germany
Westcott Ruler Company, Inc.                 New York
The Acme Shear Company                       Connecticut
Peter Altenbach & Sohne GmbH                 Germany


Only Acme United Limited (Canada), Acme United, Ltd. (England) and Emil Schlemper GmbH are active and included in the consolidated financial statements .


EXHIBIT 23
  (For Exhibit to Form 10-K, 1996)

               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Acme United Corporation and Subsidiaries on Form S-8
(File No. 33-98918) of our reports dated March 21, 1997, on our audits of the consolidated financial statements and financial statement schedule of Acme United Corporation and Subsidiaries as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, which reports are included in this Annual Report on Form 10-K.

/s/ COOPERS & LYBRAND L.L.P.
------------------------------
COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
March 21, 1997


<PAGE 42>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.


ACME UNITED CORPORATION
(Registrant)

Signatures               Titles

/s/ Walter C. Johnsen
----------------------
Walter C. Johnsen        Chief Executive Officer and Director

/s/ Gary D. Penisten
----------------------
Gary D. Penisten         Chairman of the Board and Director

/s/ Cheryl L. Kendall
----------------------
Cheryl L. Kendall        Vice President-Chief Financial Officer,
                         Secretary and Treasurer

/s/ Richard L. Windt
----------------------
Richard L. Windt         Vice President - Corporate Controller
                         (Chief Accounting Officer)

/s/ David W. Clark, Jr.
----------------------
David W. Clark, Jr.      Director

/s/ George R. Dunbar
----------------------
George R. Dunbar         Director

/s/ Newman M. Marslius
----------------------
Newman M. Marsilius      Director

/s/ Wayne R. Moore
----------------------
Wayne R. Moore           Director

/s/ James L. L. Tullis
----------------------
James L. L. Tullis       Director

/s/ Dwight C. Wheeler II
----------------------
Dwight C. Wheeler II     Director

/s/ Henry C. Wheeler
----------------------
Henry C. Wheeler         Director



<PAGE 43>
OFFICERS

Walter C. Johnsen
President and Chief Executive
Officer

Gary D. Penisten
Chairman of the Board

Martin C. Metzler
Senior Vice President-Manufacturing

Brian S. Olschan
Senior Vice President-Sales and
Marketing

Cheryl L. Kendall
Vice President-Chief Financial
Officer, Secretary and Treasurer

James A. Benkovic
Vice President-Consumer Sales

David N. Buck
Vice President -Medical Sales

Richard L. Windt
Vice President-Corporate Controller



MANAGING DIRECTORS

James A. Brownrigg
Acme United Limited
(Canada)

Wolfgang M. Lange
Emil Schlemper GmbH
(Germany)

Kenneth T. McCabe
Acme United Ltd.
(England)




DIRECTORS

David W. Clark, Jr.
Managing Director
Pryor & Clark Company
Hartford, Connecticut

President (1988-1992)
Corcap, Inc.

George R. Dunbar
President
Dunbar Associates
Monroe, Connecticut

President (1972-1987)
Bryant Electric Division
Westinghouse Electric Corporation

Walter C. Johnsen
President and Chief Executive Officer
Acme United Corporation

Newman M. Marsilius
Chairman of the Board (1978-1986)
The Producto Machine Company
Bridgeport, Connecticut

Wayne R. Moore
Director and Chairman Emeritus
The Producto Machine Company
Bridgeport, Connecticut

Gary D. Penisten
Chairman of the Board
Acme United Corporation

James L.L. Tullis
Chairman and Chief Executive Officer
Tullis-Dickerson & Company, Inc.
Greenwich, Connecticut

Dwight C. Wheeler II
Director
Acme United Corporation

Henry C. Wheeler
Chairman of the Board (Retired)
Acme United Corporation



CORPORATE OFFICES

Acme United Corporation
75 Kings Highway Cutoff
Fairfield, Connecticut 06430
(203) 332-7330

TRANSFER AGENTS
American Stock Transfer Company
40 Wall Street
New York, N.Y. 10005

STOCK LISTING
The stock of Acme United Corporation is traded on the American Stock Exchange under the symbol ACU.

COUNSEL
Marsh, Day & Calhoun
Southport, Connecticut

AUDITORS
Coopers & Lybrand, L.L.P.
Hartford, Connecticut

ANNUAL MEETING
will be held at 11 a.m., Monday,
April 28, 1997 at People's Bank,
850 Main Street, Bridgeport,
Connecticut