Form 10-Q
period 1997-03-31
ACME UNITED CORP
filed 1997-05-14
CIK 2098

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549

                                      FORM l0-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997

                                         OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from ____________ to _____________

  Commission File Number Q4823


                     ACME UNITED CORPORATION
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


  Connecticut                                       06-0236700
  -------------------------------          -------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification No.)


  75 Kings Highway Cutoff, Fairfield, Connecticut        06430
  ------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

                         (203) 332-7330
       --------------------------------------------------
       Registrant's telephone number, including area code

  ------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]      No [ ]


  Registrant had 3,330,500 shares outstanding as of May 9, 1997 of its $ 2.50 par value Common Stock.

  <PAGE 2>
  PART  1 - FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS

  ACME UNITED CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (ALL AMOUNTS IN THOUSANDS)

  ASSETS

                                                      MARCH 31        DECEMBER 31
                                                          1997               1996
                                                    (UNAUDITED)
                                                   -----------        -----------
  Current Assets:
    Cash and cash equivalents                      $       277        $       427
    Accounts receivable                                  8,186              7,007
    Inventories:
     Finished goods                                      5,550              4,858
     Work in process                                     3,088              1,911
     Raw materials & supplies                            3,891              3,654
    Prepaid expenses and other current assets              706                388
                                                    ----------         ----------
       Total current assets                             21,698             18,245

  Plant, property and equipment
    Land                                                   434                452
    Buildings                                            3,795              3,910
    Machinery and equipment                             14,769             14,772
                                                    ----------         ----------
  Total plant, property and equipment                   18,998             19,134
    Less, accumulated depreciation                      12,404             12,460
                                                    ----------         ----------
  Net plant, property and equipment                      6,594              6,674

  Licensing agreements                                     ---                790
  Other assets                                             739                750
  Goodwill                                                 542                792
                                                    ----------         ----------
  Total assets                                     $    29,573        $    27,251
                                                   ===========        ===========

  See notes to condensed consolidated financial statements


  <PAGE 3>
  ACME UNITED CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (ALL AMOUNTS IN THOUSANDS)

                                                      MARCH 31        DECEMBER 31
                                                          1997               1996
                                                    (UNAUDITED)
                                                   -----------        -----------
  LIABILITIES

  Current Liabilities:
    Accounts payable                               $     4,112        $     2,547
    Notes payable due within one year                    4,407              5,258
    Accrued liabilities:
     Restructuring reserve                               1,000                755
     Other accrued liabilities                           4,016              3,732
                                                    ----------         ----------
   Total current liabilities                            13,535             12,292
  Long term debt                                         9,687              8,444
                                                    ----------         ----------
       Total liabilities                                23,222             20,736

  STOCKHOLDERS' EQUITY

  Common stock, par value $2.50:
    authorized 4,000,000 shares;
    Issued 3,437,120 and 3,434,620,
    outstanding 3,325,500 and
    3,387,620 respectively                               8,593              8,587
  Additional paid-in capital                             2,182              2,179
  Retained earnings (deficit)                           (2,636)            (2,917)
  Translation adjustment                                (1,099)              (976)
  Treasury stock, 111,620 and 47,000
   shares, respectively                                   (689)              (358)
                                                    ----------         ----------
       Total stockholders' equity                        6,351              6,515
                                                    ----------         ----------
  Total liabilities and stockholders' equity       $    29,573        $    27,251
                                                   ===========        ===========

  See notes to condensed consolidated financial statements


  <PAGE 4>
  ACME UNITED CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)
  (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED MARCH 31
                                                         1997                1996
                                                   ----------         -----------
  Net sales                                        $    10,880        $    12,040
  Other income                                             885                126
                                                    ----------         ----------
                                                        11,765             12,166

  Costs and expenses:
    Cost of goods sold                                   7,700              9,122
    Selling, general and administrative expense          2,972              3,322
  Interest expense                                         282                428
  Restructuring & other charges                            530                ---
                                                    ----------         ----------
                                                        11,484             12,872
                                                    ----------         ----------

  Income/(loss) before income taxes                        281               (706)
  Provision for income taxes                               ---                110
                                                    ----------         ----------
  Net income/(loss)                                $       281        $      (816)
                                                   ===========        ===========

  Weighted average common and
  dilutive common equivalent shares                      3,369              3,338
                                                   ===========        ===========
  Net income/(loss) per common share                      $.08              ($.24)
                                                   ===========        ===========


  See notes to condensed consolidated financial statements


  <PAGE 5>
  ACME UNITED CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
  (UNAUDITED)
  (ALL AMOUNTS IN THOUSANDS)

                                                    THREE MONTHS ENDED MARCH 31
                                                            1997           1996
                                                     -----------    -----------
  Cash flows from operating activities:
  Net income/(loss)                                 $        281  $        (816)
    Adjustments for non-cash transactions:
      Depreciation                                           202            308
      Amortization                                            70            119
    Change in assets and liabilities:
      Accounts receivable                                 (1,440)           (43)
      Inventory                                           (2,270)           310
      Prepaid expenses and other current assets             (210)           (68)
      Other assets                                           976              1
      Accounts payable                                     1,602           (641)
      Income taxes payable                                   (24)           (18)
      Other liabilities                                      695             (3)
                                                         -------        -------
    Total adjustments                                       (399)           (35)
                                                         -------        -------
    Net cash used by operations                             (118)          (851)

  Cash flows from investing activities:
     Capital expenditures                                   (388)          (107)
                                                         -------        -------
     Net cash used by investing activities                  (388)          (107)


  Cash flows from financing activities:
     Net borrowings                                          678            777
     Treasury stock purchased from Seton                    (330)           ---
     Common stock issued for stock options exercised           9            ---
                                                         -------        -------
  Net cash provided by financing activities                  357            777


  Effect exchange rate changes on cash                        (1)             1
                                                         -------        -------
  Net change in cash and cash equivalents                   (150)          (180)

  Cash and cash equivalents at beginning of period           427            532
                                                         -------        -------
  Cash and cash equivalents at end of period        $        277  $         352
                                                    ============  =============

  See notes to condensed consolidated financial statements


  <PAGE 6>
  ACME UNITED CORPORATION AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for the year ended December 31, 1996 for such disclosures.

  2.  The results of operations for the three months ended
  March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

  3. Net income/(loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company will adopt SFAS 128 for the year ending December 31, 1997 in accordance with the provisions of SFAS
  128. Such adoption is not expected to have a significant impact on the Company's earnings per share.

  4. On March 3, 1997, the Company entered into an agreement with Seton Healthcare International Limited and Sepro Healthcare, Inc. ("Seton") to sell its U.S. marketing rights of certain wound care products to Seton. The agreement returned the marketing rights to Seton as of March 3, 1997. However, for the transition period of March 3, 1997 until June 30, 1997, Acme will continue to distribute the Seton products. On June 30, 1997, all Seton product inventory in the possession of Acme will be sold to Seton at actual cost. The transaction resulted in a gain of $849,000 after payments of outstanding debt and write-off of goodwill, licensing fees, and other costs.


  <PAGE 7>
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Net Sales

  Consolidated net sales for the quarter ended March 31, 1997 were $10,880,000, compared to $12,040,000 for the same period last year, a decline of $1,160,000. Of this decline, $1,324,000 resulted from the divestiture of the Altenbach business in Germany. Excluding Altenbach from the prior year, sales increased $164,000 or 2% in the first quarter of 1997 as compared to the first quarter of 1996.

  Domestic consumer net sales totaled $4,575,000 in the first quarter of 1997, compared to $4,405,000 in the first quarter of 1996, an increase of 4%. The sales growth was in the first aid and ruler product lines. Net sales of medical products were $3,814,000 in the first quarter of 1997 compared to $3,721,000 in the first quarter of 1996. The 2.5% sales growth was due to shipments to the international market. Net sales from foreign operations were $2,491,000 in the first quarter of 1997 compared to $3,914,000 in the first quarter of 1996. Excluding Altenbach from the prior year, sales decreased by $99,000, or 4% for the first quarter of 1997 compared to the same period of last year. The sales decline was due to the impact of currency translation, fewer shipping days, and a soft European market.

  Gross Profit Margin

  For the quarter the Company reported an improved profit margin of 29.2% in 1997 compared to 24.2% in 1996. The profit margin in the first quarter of 1996 excluding Altenbach was 26.1%. The profit margin improved 10% in U.S. operations and 8% in foreign operations excluding Altenbach. The improvement in the U.S. operations was due to the consolidation of all U.S. manufacturing into the North Carolina facilities, and the resulting increased plant utilization.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses of $2,972,000 for the first quarter of 1997 decreased $350,000, or 11%, as compared with the first quarter of 1996. Of the decline, $288,000 resulted from the divestiture of Altenbach.
  The improvement resulted from savings related to the reorganization of the executive management and medical sales force of $225,000 which was partially offset by additional charges of $162,000 in the first quarter of 1997.

  Provision for Income Taxes

  The Company has tax operating loss carryforwards in the United
  States, England and Germany. The tax provision amounting to $0 and $110,000 for the first quarter of 1997 and 1996, respectively, includes minimum state and local tax obligations net of the benefit of net operating losses utilized.


  <PAGE 8>
  Net Income

  The Company reported a net income for the first quarter of 1997 of $281,000, or $.08 per share, compared to a loss in the first quarter of 1996 of $816,000, or $.24 loss per share.

  Acme sold its U.S. marketing rights of certain wound care products to Seton Healthcare International Limited in the first quarter of 1997. The sale resulted in a gain of $849,000 after payment of outstanding debt and write-off of goodwill, licensing fees, and other costs. A charge of $692,000 was incurred to write-down certain assets of the Bridgeport, Connecticut facility, and other charges.

  Liquidity and Capital Resources

  During the first quarter of 1997, the total debt increased by $392,000 as compared to debt at December 31, 1996. Debt of $1,737,000 was paid down in the first quarter of 1997 as part of the Seton transaction. Total debt excluding Seton increased by $2,129,000 due to the seasonality of the school products market.

  All future debt reduction and capital expenditures are
  expected to be funded   by cash generated from operations.

  In the U.S. the Company has a $13,000,000 revolving line of credit which reduces to $9,000,000 during the last 60 days of each calendar year and expires in May 1998. The revolving line is an asset-based agreement with various percentages applied to inventory, receivables and fixed assets. Currently the Company has an available line of $9,482,000 with $522,000 unused. On March 19, 1997, the Company negotiated a modification to the agreement which allows for additional availability for the period of March 19, 1997 until July 31, 1997. In March of 1997, the Company renegotiated covenants relating to its Canadian overdraft facility. The foreign subsidiaries have overdraft arrangements which expire at various times during 1997.

  The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                    March 31, 1997         December 31, 1996
                                   ----------------       ------------------
  Working capital                     $ 8,163,000              $5,953,000
  Current ratio                        1.60 to 1                1.48 to 1
  Long term debt to equity ratio          1.53                    1.30



<PAGE 9>
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     none

ITEM 2.  CHANGES IN SECURITIES
     none

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
     none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting was held on April 28, 1997.

     (b) The following individuals were elected Directors at the meeting and comprise the entire Board.

                                          Votes         Votes
                                           for         against
                                        ---------     ---------
          David W. Clark, Jr.           2,962,749         9,400
          George R. Dunbar              2,962,167         9,982
          Walter C. Johnsen             2,962,799         9,350
          Newman M. Marsilius           2,962,217         9,932
          Wayne R. Moore                2,962,249         9,900
          Gary D. Penisten              2,962,749         9,400
          James L. L. Tullis            2,962,799         9,350
          Henry C. Wheeler              2,948,834        23,315

     (c) The Amendment to the 1996 Non-Employee Director Stock Option Plan was approved with 2,770,738 shares voting for the Plan, 103,250 shares voting against the Plan, 98,161 votes withheld and zero shares not voted.

     (d) Coopers & Lybrand L.L.P. was appointed as Auditors for the Company for the year 1997 with 2,865,601 shares voting for the appointment, 15,549 shares voting against the appointment and 90,999 votes withheld.

ITEM 5.   OTHER INFORMATION
            none

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      A.  Form 8-K was filed by the Company on March 18, 1997.



<PAGE 10>
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ACME UNITED CORPORATION
                                             ---------------------------
                                                      (Registrant)


Date:  May 9, 1997                           /s/ Cheryl L. Kendall
                                             ---------------------------
                                                 Cheryl L. Kendall
                                                 Vice President and Chief
                                                 Financial Officer

Date:  May 9, 1997                           /s/ Richard L. Windt
                                             ---------------------------
                                                 Richard L. Windt
                                                 Vice President/Corporate
                                                 Controller