Form 10-Q
period 1997-06-30
ACME UNITED CORP
filed 1997-08-12
CIK 2098

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549


                                      FORM l0-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

                                         OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from ____________ to _____________

  Commission File Number Q4823


                     ACME UNITED CORPORATION
  ------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


  Connecticut                                       06-0236700
  -------------------------------          -------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification No.)


  75 Kings Highway Cutoff, Fairfield, Connecticut        06430
  -----------------------------------------------   ----------
  (Address of principal executive offices)          (Zip Code)


                         (203) 332-7330
       --------------------------------------------------
       Registrant's telephone number, including area code


       ---------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]      No [ ]


  Registrant had 3,354,750 shares outstanding as of August 12, 1997 of its $ 2.50 par value Common Stock.


  <PAGE 2>
  PART  1 - FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS

  ACME UNITED CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (ALL AMOUNTS IN THOUSANDS)


  ASSETS

                                                       JUNE 30        DECEMBER 31
                                                          1997               1996
                                                    (UNAUDITED)
                                                   -----------        -----------
  Current Assets:
    Cash and cash equivalents                      $       272        $       427
    Accounts receivable                                  9,592              7,007
    Inventories:
     Finished goods                                      5,894              4,858
     Work in process                                     2,921              1,911
     Raw materials & supplies                            4,198              3,654
    Prepaid expenses and other current assets            1,487                388
                                                   -----------        -----------
       Total current assets                             24,364             18,245

  Plant, property and equipment
    Land                                                   426                452
    Buildings                                            3,744              3,910
    Machinery and equipment                             15,132             14,772
                                                   -----------        -----------
  Total plant, property and equipment                   19,302             19,134
    Less, accumulated depreciation                      12,632             12,460
                                                   -----------        -----------
  Net plant, property and equipment                      6,670              6,674

  Licensing agreements                                     ---                790
  Other assets                                             738                750
  Goodwill                                                 539                792
                                                   -----------        -----------
  Total assets                                     $    32,311        $    27,251
                                                  ============       ============

  See notes to condensed consolidated financial statements

  <PAGE 3>

  ACME UNITED CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (ALL AMOUNTS IN THOUSANDS)


                                                       June 30        DECEMBER 31
                                                          1997               1996
                                                    (UNAUDITED)
                                                   -----------        -----------
  LIABILITIES

  Current Liabilities:
    Accounts payable                               $     4,211        $     2,547
    Notes payable due within one year                    4,680              5,258
    Accrued liabilities:
     Restructuring reserve                                 899                755
     Other accrued liabilities                           4,327              3,732
                                                   -----------        -----------
   Total current liabilities                            14,117             12,292
  Long term debt                                        11,566              8,444
                                                   -----------        -----------
       Total liabilities                                25,683             20,736


  STOCKHOLDERS' EQUITY

  Common stock, par value $2.50:
    authorized 4,000,000 shares;
    Issued 3,458,870 and 3,434,620,
    outstanding 3,347,250 and
    3,387,620 respectively                               8,647              8,587
  Additional paid-in capital                             2,216              2,179
  Accumulative deficit                                  (2,414)            (2,917)
  Translation adjustment                                (1,132)              (976)
  Treasury stock, 111,620 and 47,000
   shares, respectively                                   (689)              (358)
                                                   -----------        -----------
       Total stockholders' equity                        6,628              6,515
                                                   -----------        -----------
       Total liabilities and stockholders' equity  $    32,311        $    27,251
                                                  ============       ============

  See notes to condensed consolidated financial statements

<PAGE 4>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         Three months ended        Six months ended
                                         -------------------    --------------------
                                         June 30     June 30     June 30     June 30
                                            1997        1996        1997        1996
                                         -------------------    --------------------
Net sales                               $ 12,854    $ 12,782    $ 23,734    $ 24,822
Other income                                  57          46         942         172
                                        --------    --------    --------    --------
                                          12,911      12,828      24,676      24,994

Costs and expenses:
  Cost of goods sold                       9,483      10,191      17,183      19,313
  Selling, general and                     2,845       3,420       5,817       6,742
    administrative expense
  Interest expense                           324         410         606         838
  Restructuring & other charges              ---         ---         530         ---
                                        --------    --------    --------    --------
                                          12,652      14,021      24,136      26,893

Income/(loss) before income taxes            259      (1,193)        540      (1,899)
Provision for income taxes                    37          46          37         156
                                        --------    --------    --------    --------
Net income (loss)                       $    222     $(1,239)   $    503    $ (2,055)
                                       =========    ========    ========    ========

Weighted average common and
  dilutive common equivalent shares     $  3,330       3,338       3,349       3,338
                                       =========    ========    ========    ========

Net income/(loss) per common share          $.07       $(.37)      $ .15        (.62)
                                       =========    ========    ========    ========

See notes to condensed consolidated financial statements

<PAGE 5>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                        SIX MONTHS ENDED JUNE 30
                                                           1997           1996
                                                    -------------  -------------
Cash flows from operating activities:
Net income/(loss)                                    $        503    $    (2,055)
  Adjustments for non-cash transactions:
    Depreciation                                              455            594
    Amortization                                               76            224
    Loss on sale of property, plant, and equipment            ---             19
    (Gain) on disposition of trademarks and
       tradename                                              ---            (98)
Change in assets and liabilities:
    Accounts receivable                                    (2,949)        (2,183)
    Inventory                                              (2,778)         3,541
    Prepaid expenses and other current assets                (983)           260
    Other assets                                              976            157
    Accounts payable                                        1,700           (448)
    Income taxes payable                                        7            (18)
    Other liabilities                                         910         (1,257)
                                                     ------------    -----------
  Total adjustments                                        (2,586)           791
                                                     ------------    -----------
  Net cash used by operations                              (2,083)        (1,264)

Cash flows from investing activities:
   Capital expenditures                                      (922)          (294)
   Proceeds from sales of business and property,
      plant and equipment                                     165          1,061
                                                     ------------    -----------
   Net cash (used) provided by investing activities          (757)           767
                                                     ------------    -----------
Cash flows from financing activities:
   Net borrowings                                           2,917             96
   Treasury stock purchased                                  (330)           ---
   Common stock issued for stock options exercised             96            ---
                                                     ------------    -----------
Net cash provided by financing activities                   2,683             96
                                                     ------------    -----------
Effect of exchange rate changes on cash                         2            (17)
                                                     ------------    -----------
Net change in cash and cash equivalents                      (155)          (418)

Cash and cash equivalents at beginning of period              427            532
                                                     ------------    -----------
Cash and cash equivalents at end of period           $        272    $       114
                                                    =============   ============

See notes to condensed consolidated financial statements


<PAGE 6>
ACME UNITED CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for year ended December 31, 1996 for such disclosures.



2.  The results of operations for the three and six months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year.



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



4. At June 30, 1996 the Company was in default of one of the provisions of its Canadian subsidiary's line of credit and obtained a waiver of such default from the lender.



5. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the impact of these statements on its financial reporting practices.


<PAGE 7>
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended June 30, 1997 were $12,854,000, compared to $12,782,000 for the same period last year, an increase of $72,000. Net Sales in 1996 included $237,000 for the former Altenbach subsidiary. Excluding Altenbach, sales increased by $309,000, or 2.5%, in the second quarter of 1997 compared with the second quarter of 1996.

Net sales were $23,734,000 for the first half of 1997, compared with net sales of $24,822,000 for the first half of 1996. Net sales in 1996 included $1,568,000 for the former Altenbach subsidiary. Excluding Altenbach, sales increased $480,000, or 2% in the first half of 1997 compared with the first half of 1996. For the first half of 1997 compared with the same period in 1996, Consumer product sales, excluding Altenbach, increased by 3% and Medical Product sales remained at the same level.

Consumer Products net sales of $9,342,000 in the second quarter of 1997 increased $444,000, or 5%, compared with $8,898,000, excluding Altenbach, in the second quarter of 1996. Excluding the impact of currency translation, sales would have increased 6%. Revenues in the U.S. market grew 13%. Medical Products net sales of $3,512,000 in the second quarter of 1997 decreased $135,000, or 4%, compared with $3,647,000 in the second quarter of 1996. The revenue decline was due to the sale of the Seton product line announced in March of 1997.


Gross Profit Margin

For the second quarter the Company reported an improved profit margin of 26.2% in 1997 compared to 20.3% in 1996. The profit margin in the second quarter of 1996 excluding Altenbach was 20.9%. The gross profit margin for the first half of 1997 was 27.6% compared with a gross profit margin for the first half of 1996 of 22.2%. The significant improvement was in the U.S. operations and resulted from increased plant utilization, after the consolidation of all U.S. manufacturing into the North Carolina facilities.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $575,000 and $925,000 for the three and six month periods ended
June 30, 1997 as compared with the same periods in 1996.
Excluding Altenbach from the 1996 expenses, the decrease for the first half of 1997 compared with 1996 was $561,000 or 9%. The first half of 1996 included $289,000 of severance costs.


Provision for Income Taxes

The Company has tax operating loss carryforwards in the United States, England and Germany. The tax provision for the three
and six month periods ended June     30, 1997 was $37,000
compared with $46,000 and $156,000 for 1996. The tax provision includes minimum state and local tax obligations net of the benefit of net operating losses utilized.


<PAGE 8>
Net Income

The Company reported a net income for the second quarter of 1997 of $222,000, or $ .07 per share, compared to a loss in the second quarter of 1996 of $1,239,000, or $ .37 loss per share. For the first half of 1997, the net income was $503,000, or 15 cents per share. This compares with a net loss of $2,055,000 or 62 cents per share, for the first half of 1996.

Acme sold its U.S. marketing rights of certain wound care products to Seton Healthcare International Limited in the first quarter of 1997. The sale resulted in a gain of $849,000 after payment of outstanding debt and write-off of goodwill, licensing fees, and other costs. A charge of $692,000 was incurred in the first quarter of 1997 to write-down certain assets of the Bridgeport, Connecticut facility, and other charges.


Liquidity and Capital Resources

During the first half of 1997, the total debt increased by $2,544,000 as compared to debt at December 31, 1996. Debt of $1,737,000 was paid down in the first quarter of 1997 as part of the Seton sale. Total debt, excluding Seton, increased by $4,281,000 due to the seasonality of the school products market.

All future debt reduction, along with normal payments for taxes and capital expenditures are expected to be funded by inventory reduction and cash generated from operations.

In the U.S. the Company has a $13,000,000 revolving line of credit which reduces to $9,000,000 during the last 60 days of each calendar year and expires in May 1998. The revolving line is an asset-based agreement with various percentages applied to inventory, receivables and fixed assets. Currently the Company has an available line of $11,349,000 with $236,000 unused. The foreign subsidiaries have overdraft arrangements which expire at various times during 1997.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                        June 30, 1997        December 31, 1996
                       --------------       ------------------
Working capital           $10,247,000              $ 5,953,000
Current ratio               1.73 to 1                1.48 to 1
Long term debt to
  equity ratio                   1.75                     1.30



<PAGE 9>
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
            none

ITEM 2.   CHANGES IN SECURITIES
            none

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
            none

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            none

ITEM 5.   OTHER INFORMATION
            none

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    A. No form 8-K was filed by the Company during the three months ended June 30, 1997.


<PAGE 10>
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ACME UNITED CORPORATION
                               -----------------------------
                                       (Registrant)




Date: August 12, 1997             /s/ Cheryl L. Kendall
                               -----------------------------
                                      Cheryl L. Kendall
                                      Vice President and
                                      Chief Financial Officer



Date: August 12, 1997             /s/ Richard L. Windt
                               -----------------------------
                                      Richard L. Windt
                                      Vice President/Corporate
                                      Controller