Form 10-Q
period 1997-09-30
ACME UNITED CORP
filed 1997-11-03
CIK 2098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549


                           FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 [d] OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number Q4823


                    ACME UNITED CORPORATION
-----------------------------------------------------------------
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

                         (203) 332-7330
       --------------------------------------------------
       Registrant's telephone number, including area code


--------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X}     No [ ]

Registrant had 3,362,375 shares outstanding as of October 31, 1997 of its $ 2.50 par value Common Stock.


<PAGE 2>
PART 1  - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)


                                                 SEPTEMBER 30      DECEMBER 31
                                                         1997             1996
                                                   (UNAUDITED)
                                                  ------------     -----------
ASSETS

Current Assets:
 Cash and cash equivalents                     $             82 $          427
 Accounts receivable, net                                10,149          7,007
 Inventories:
 Finished goods                                           5,211          4,858
 Work in process                                          3,043          1,911
 Raw materials and supplies                               4,339          3,654
 Prepaid expenses and other current assets                  688            388
                                                   ------------   ------------
   Total current assets                                  23,512         18,245

Plant, Property and Equipment:
 Land                                                       423            452
 Buildings                                                3,722          3,910
 Machinery and equipment                                 15,242         14,772
                                                   ------------   ------------
   Total plant, property and equipment                   19,387         19,134
Less, accumulated depreciation                           12,700         12,460
                                                   ------------   ------------
   Net plant, property and equipment                      6,687          6,674

Licensing agreements                                        ---            790
Other assets                                                737            750
Goodwill                                                    530            792
                                                   ------------   ------------
   Total Assets                                $         31,466 $       27,251
                                                  =============  =============


See notes to condensed consolidated financial statements


<PAGE 3>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)


                                              SEPTEMBER 30     DECEMBER 31
                                                      1997            1996
                                                (UNAUDITED)
                                               ------------    -----------
LIABILITIES

Current Liabilities:
 Accounts payable                          $          3,325 $        2,547
 Notes payable due within one year                    4,067          5,258
 Accrued liabilities:
  Restructuring reserve                                 789            755
  Other accrued liabilities                           4,177          3,732
                                               ------------   ------------
    Total current liabilities                        12,358         12,292
 Long term debt                                      12,281          8,444
                                               ------------   ------------
Total Liabilities                                    24,639         20,736


STOCKHOLDERS' EQUITY

Common stock, par value $2.50,
  authorized 4,000,000 shares,
  issued 3,468,995 and 3,434,620
  shares and outstanding 3,357,375
  and 3,387,620 shares, respectively                  8,672          8,587
Additional paid-in capital                            2,232          2,179
Accumulated deficit                                  (2,228)        (2,917)
Translation adjustment                               (1,161)          (976)
Treasury stock, 111,620 and 47,000
  shares, respectively                                 (688)          (358)
                                               ------------   ------------
Total Stockholders' Equity                            6,827          6,515
                                               ------------   ------------
Total Liabilities and Stockholders' Equity    $      31,466  $      27,251
                                              =============  =============


See notes to condensed consolidated financial statements



<PAGE 4>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               THREE MONTHS ENDED        NINE MONTHS ENDED

                                             SEPT 30      SEPT 30     SEPT 30      SEPT 30
                                                1997         1996        1997         1996
                                           ---------    ---------   ---------    ---------
Net sales                                   $ 12,715     $ 13,281    $ 36,449     $ 38,103
Other income                                     104           49       1,046          221
                                           ---------    ---------   ---------    ---------
Costs and expenses:
 Cost of goods sold                            9,316        9,807      26,499       29,120
 Selling, general and administrative
   expenses                                    2,925        3,700       8,742       10,442
 Interst expense                                 354          361         960        1,199
 Restructuring & other charges                   ---          ---         530          ---
                                           ---------    ---------   ---------    ---------
                                              12,595       13,868      36,731       40,761
                                           ---------    ---------   ---------    ---------

Income/(loss) before income tax                  224         (538)        764       (2,437)
Provision for income tax                          38          (53)         75          103
                                           ---------    ---------   ---------    ---------
Net income/(loss)                           $    186     $   (485)   $    689     $ (2,540)
                                           =========    =========   =========    =========
Weighted average common and
dilutive common equivalent shares              3,353        3,338       3,351        3,338
                                           =========    =========   =========    =========
Net income/(loss) per common share          $    .06     $   (.15)    $   .21      $  (.76)
                                           =========    =========   =========    =========



See notes to condensed consolidated financial statements




<PAGE 5>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                               NINE MONTHS ENDED

                                                        SEPTEMBER 30     SEPTEMBER 30
                                                                1997             1996
                                                        ------------     ------------
Cash flows from operating activities:
Net income/(loss)                                     $          689  $        (2,540)
  Adjustments for non-cash transactions:
    Depreciation                                                 772              859
    Amortization                                                  81              330
    Loss on sale of property, plant, and equipment               ---              (25)
   (Gain) on disposition of trademarks and
      trade name                                                 ---              (98)
Change in assets and liabilities:
    Accounts receivable                                       (3,541)          (1,826)
    Inventory                                                 (2,400)           6,702
    Prepaid expenses and other current assets                   (158)             127
    Other assets                                                 978             (241)
    Accounts payable                                             836           (1,479)
    Income taxes payable                                          22               92
    Other liabilities                                            663             (843)
                                                          ----------       ----------
  Total adjustments                                           (2,747)           3,598
                                                          ----------       ----------
  Net cash (used) provided by operations                      (2,058)           1,058


Cash flows from investing activities:
  Capital expenditures                                        (1,439)            (507)
  Proceeds from sales of business and property,
    plant and equipment                                          258            1,108
                                                          ----------       ----------
  Net cash (used) provided by investing activities            (1,181)             601


Cash flows from financing activities:
  Net borrowings                                               3,083           (1,745)
  Treasury stock purchased                                      (330)             ---
  Common stock issued for stock options exercised                138              ---
                                                          ----------       ----------
  Net cash provided (used) by financing activities             2,891           (1,745)
                                                          ----------       ----------
Effect of exchange rate changes on cash                            3              (17)

Net change in cash and cash equivalents                         (345)            (103)

Cash and cash equivalents at beginning of period                 427              532
                                                          ----------       ----------
Cash and cash equivalents at end of period            $           82  $           429
                                                          ==========       ==========

See notes to condensed consolidated financial statements

<PAGE 6>
ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months periods ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The financial statements reflect all recurring adjustments but do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Please refer to the Company's annual report for year ended December 31, 1996 for such disclosures.


2. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


3. On August 22, 1997, the Company entered into an agreement to extend the maturity date on the revolving line of credit from May 1998 to May 1999, and the interest rate was reduced from prime plus 1/2% to prime plus 1/4%. The Company also entered into a $2,000,000 equipment loan agreement. This loan has a maturity of May 1999 and bears an interest rate of prime plus 1/2%. The loan will be utilized to finance up to 80% of the net purchase price of manufacturing equipment for the Company's North
Carolina facility.


4. Net income/(loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares (common stock options) outstanding using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" "SFAS 128"). The Company will adopt SFAS 128 for the year ending December 31, 1997 in accordance with the provisions of SFAS 128. Such adoption is not expected to have a significant impact on the Company's earnings per share.


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


<PAGE 7>
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
          CONSOLIDATED STATEMENTS OF OPERATIONS

RESULT OF OPERATIONS

Net Sales

Consolidated net sales for the quarter ended September 30, 1997 were $12,715,000 compared to $13,281,000 for the same period last year. Sales decreased by $566,000, or 4%, in the third quarter of 1997 compared with the third quarter of 1996.

Net sales were $36,449,000 for the first nine months of 1997, compared with net sales of $38,103,000 for the first nine months of 1996. Net sales in 1996 included $1,568,000 for the former Altenbach subsidiary. Excluding Altenbach, sales decreased $86,000, in the first nine months of 1997 compared with the first nine months of 1996. Excluding the impact of currency translation, sales would have increased by $180,000. For the nine months ended September 30, 1997 compared with the same period in 1996, Consumer Product sales, excluding Altenbach and currency translation, increased by 2%, and Medical Product sales decreased by 4%. Medical sales declined due to the sale of the Seton product line announced in March of 1997.

Consumer Products net sales of $9,431,000 in the third quarter of 1997 decreased $143,000, or 1%, compared with $9,574,000 in the third quarter of 1996 due to the impact of foreign currency translation. Revenues in the U.S. market grew 3%. International operations net sales were $3,347,000 in the third quarter of 1997, compared with $3,548,000 in the same period of 1996. Of the decline of $201,000, $147,000 resulted from the impact of currency translation. Year to date net sales in 1997, adjusted for currency translation, improved in Canada and Germany as compared with the same period in 1996. Sales declined in the United Kingdom.

Medical Products net sales of $3,284,000 in the third quarter of 1997 decreased $423,000, or 11%, compared with $3,707,000 in the third quarter of 1996. The revenue decline was due to the sale of the Seton product line.


Gross Profit Margin

For the third quarter the Company reported an improved profit margin of 26.7% in 1997 compared to 26.2% in 1996. The gross profit margin for the nine months ended September 30, 1997 was 27.3% compared with a gross profit margin for the first nine months of 1996 of 23.6%. The significant improvement was in the U.S. operations and resulted from increased plant utilization, after the consolidation of all U.S. manufacturing into the North Carolina facilities.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $775,000 and $1,700,000 for the three and nine month periods ended September 30, 1997 as compared with the same periods in 1996. Excluding Altenbach from the 1996 expenses, the decrease for the first nine months of 1997 compared with 1996 was $1,336,000, or 13%. The first nine months of 1996 included $869,000 of severance costs. Excluding Altenbach and severance costs from the nine months ended September 30, 1996, selling, general and administrative expenses declined by $467,000, or 5%, for the first nine months of 1997 compared with 1996.

<PAGE 8>
Provision for Income Taxes

The Company has tax operating loss carryforwards in the United States, England and Germany. The tax provision for the three and nine month periods ended September 30, 1997 was $38,000 and $75,000, respectively, compared with ($53,000) and $103,000 for the same periods for 1996. The tax provision includes minimum state and local tax obligations net of the benefit of net operating losses utilized.


Net Income

The Company reported a net income for the third quarter of 1997 of $186,000, or $.06 per share, compared to a loss in the third quarter of 1996 of $485,000, or $.15 loss per share. For the nine months ended September 30, 1997, the net income was $689,000, or $.21 cents per share. This compares with a net loss of $2,540,000, or $.76 cents per share, for the first nine months of 1996.

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


Liquidity and Capital Resources

During the nine months ended September 30, 1997, the total debt outstanding increased by $2,646,000 as compared to debt outstanding at December 31, 1996. Debt of $1,737,000 was paid down in the first quarter of 1997 as part of the Seton sale. Total debt, excluding Seton, increased by $4,383,000 due to the seasonality of the school products market and capital expenditures.

All future debt reduction, along with normal payments for taxes and capital expenditures are expected to be funded by inventory reduction and cash generated from operations.

In the U.S., the Company has a $13,000,000 revolving line of credit which reduces to $9,000,000 during the last 60 days of each calendar year and expires in May 1999. The revolving line is an asset-based agreement with various percentages applied to inventory, accounts receivable, and fixed assets. Currently the Company has an available line of $11,611,000 with $163,000 unused. In the U.S., the Company also has an equipment term loan with a maturity of May 1999, and is utilized to finance the net purchase price of manufacturing equipment for the North Carolina facility. The foreign subsidiaries have overdraft arrangements which expire at various times during 1997.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:

                                   September 30,     December 31,
                                            1997             1996

Working capital                 $     11,154,000   $    5,953,000

Current ratio                          1.90 to 1        1.48 to 1

Long term debt to equity ratio               1.8              1.3



<PAGE 9>

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               none

ITEM 2.   CHANGES IN SECURITIES
               none

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
               none

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               none

ITEM 5.   OTHER INFORMATION
               none

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     A. No form 8-K was filed by the Company during the three months ended September 30, 1997.



<PAGE 10>
                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              ACME UNITED CORPORATION
                                              -----------------------
                                                     (Registrant)






Date: October 31, 1997                      /s/ Cheryl L. Kendall
                                          --------------------------
                                                Cheryl L. Kendall
                                               Vice President and
                                             Chief Financial Officer





Date: October 31, 1997                      /s/ Richard L. Windt
                                          -------------------------
                                                Richard L. Windt
                                            Vice President/Corporate
                                                  Controller