Form 10-K
period 1997-12-31
ACME UNITED CORP
filed 1998-03-27
CIK 2098

<PAGE 1>

Acme United Corporation is one of the largest producers of shears, scissors, rulers, first aid kits and related products for consumers, as well as a leading producer of metal disposable medical scissors, instruments and sterile procedure trays. The Company's subsidiary in the United Kingdom, Acme United Ltd., also manufactures and distributes medical scissors, household scissors and shears, nail files and other manicure items. The Canadian subsidiary, Acme United Limited, is one of the largest marketers of scissors, rulers and general office supplies in Canada. The German subsidiary, Emil Schlemper GmbH, manufactures scissors, shears and manicure implements.

<PAGE 2>
ACME UNITED CORPORATION


TO MY FELLOW SHAREHOLDERS:

The year 1997 marked the return to profitability for Acme United, and we are pleased to report our progress.

During 1997, revenues were $46.3 million compared to $47.5 million in 1996. Revenues from ongoing operations increased 4%, from $42.8 million to $44.3 million. The Company had net income of $.2 million compared to a loss of $3.2 million in 1996.

The U.S. Consumer Division increased its revenues by 10%, from $19.8 million in 1996 to $21.9 million in 1997. This division had growth in all major product lines. The first aid and stainless steel scissor categories increased market shares in the office channel, and made inroads in the mass markets. Acme made a commitment to a new consumer product development program during the year, which laid the groundwork for a new generation of innovative items. We launched a new patented children's scissor in November 1997, with shipments beginning in 1998.

The Medical Division had revenues of $13.4 million in 1997 compared to $14.4 million in 1996. Acme sold its exclusive distribution rights to certain wound care products for approximately $2.0 million in March 1997. This focused our business on hospital kits and trays which utilize our disposable instruments. Proceeds were used to extinguish $1.7 million of debt, and repurchase 64,620 common shares previously held by the licensor. Revenues from ongoing operations in 1997 were 2% favorable to revenues in 1996. Acme won a new contract with VHA for its medical kits and trays, and extended the products covered under the contract. It began shipments to its joint venture partner in Japan, where its disposable instruments received approval from the the Ministry of Health.

In Canada revenues increased to $4.2 million in 1997 from $4.1 million in 1996, an increase of 3%. At year end, Acme acquired the Canadian Rotex business from Esselte, which is expected to add $2.0 million in additional revenues in 1998 and leverage our purchasing power.

The United Kingdom operations had revenues of $4.1 million in 1997, which is comparable to
$3.9 million in 1996. In 1997 most of the manufacturing has been shifted to our U.S. and German operations, as well as other suppliers. Headcount was reduced from 51 to 20.

The sales from our ongoing German operation declined $1.0 million, or 27%, from the 1996 level. Excluding the impact of currency fluctuations, the decline was 15%. However, the operation has increased its manufacturing output as it has begun to absorb the majority of the United Kingdom's production. During 1998, management will focus on bringing sales to historic levels.

Acme has been investing to upgrade its corporate information systems and the manufacturing capabilities in our U.S. and German facilities. The new system conversion in the U.S. was a challenge in 1997, and is now generating savings. Larry Buchtmann joined us as Vice President of Manufacturing in March 1998. He formerly held positions in operations, plant management, engineering, and quality control. We are pleased to have him join us.

At the board level, Newman Marsilius retired after 42 years. He was a valuable resource to me, and I will miss his board presence.

<PAGE 3>
During 1998, we intend to work aggressively to increase sales and profits. The expanded VHA contract has substantial opportunity, and our sales force is focused on hospital kit conversions. The new children's scissor in the Consumer Division has had a strong early reception, and we are optimistic about the shipments which begin in April. In Canada, the Rotex acquisition has had a good start, and business is strong.

The benefits of the plant consolidations, systems conversion, and new manufacturing equipment are significant. Much more has to be done in 1998, and we are committed to driving cost of sales and fixed expenses lower.

During the past three years, we have built a management team dedicated to delivering value to shareholders. We intend to do that in 1998.

Thank you for your support.


Sincerely,

/s/ Walter C. Johnsen
----------------------------
    Walter C. Johnsen,
    President and Chief Executive Officer

<PAGE 4>
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549
                            FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934



                  Commission file number 0-4823
                     ACME UNITED CORPORATION
                    ------------------------
       Exact name of registrant as specified in its charter

Connecticut                                            06-0236700
-----------                                            ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

75 Kings Highway Cutoff, Fairfield, Connecticut             06430
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code
                         (203) 332-7330

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
Title of each class                         which registered
-------------------                     ------------------------
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
YES    X    NO
    -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Registrant had 3,369,875 shares outstanding as of March 16, 1998 of its $2.50 par value Common Stock.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was approximately $16,849,375.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 27, 1998 incorporated into 1997 10-K, Part III

<PAGE 5>
PART I

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

CONSUMER

The Company manufactures and distributes scissors, shears, rulers and first aid kits for school, office and home use. Acquisitions of Emil Schlemper GmbH and Co. KG of Solingen, Germany in January l990, Homeric, Ltd. of Sheffield, England in July l990 and Peter Altenbach and Sohne GmbH of Solingen, Germany in l99l extended the Company's presence in Europe as a scissor and shear manufacturer. On May 1, 1996, the Company sold the assets (excluding accounts receivable) of Peter Altenbach and Sohne
GmbH.   The Company continues to be a major manufacturer of
scissors and shears in the United States, England and Germany, and rulers in the United States; and a distributor of scissors, shears, rulers and other office products in Canada. In addition to local competitors in each country, the Company competes with imported products from China, Taiwan and Korea. The Company also imports scissors, shears, rulers and other products to supplement its manufactured products.

Independent manufacturer representatives are primarily used to sell its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers in the United States. Foreign operations use a combination of independent commission agents and an internal sales force.

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers.
Unfilled order backlog at year end 1997 was $2,455,306 as compared to $1,539,625 in l996.

MEDICAL

The Company entered the medical products field in l965, producing disposable medical scissors and instruments in bulk for hospital distributors. In l972, the Company's Medical Products Division began marketing its own line of products, including ONE TIME (registered trademark)disposable procedure trays, RESPOSABLE (registered trademark)stainless steel instruments, and ACU-DYNE (registered trademark)povidone-iodine germicide packaged in bottles and flexible packages. New products have been added to the procedure tray line every year to meet the specialized needs of hospitals, clinics and convalescent homes.

In l978, wound dressings were introduced by the Company which today include ACU-DERM (registered trademark) a sterile, non-absorbent, self-adhering polyurethane dressing and the LYO FOAM (registered trademark)line, a sterile absorbent polyurethane dressing. Bandage products were added in January l992 when the Company acquired the major portion of the U.S. medical products business of SePro Healthcare, Inc., the U.S. subsidiary of the Seton Healthcare Group, plc of Oldham, England. The Company entered into distribution agreements with Seton Healthcare International Limited for exclusive U.S. rights to an extensive line of state-of-the-art pressure therapy bandages and specialized wound dressings. Subsequently, in March 1997, the Company sold its distribution rights of certain wound care products to Seton Healthcare International Limited. Under the agreement, Acme continued to distribute the products for a portion of 1997.

<PAGE 6>
In October, l992, Acme United acquired the exclusive marketing and distribution rights in the U.S. for the OPCO Line of I.V. therapy products for hospitals and the after-care market. The principal product is the patented I.V. Bubble-- a plastic, see-through, disposable device which can be inflated to protect the I.V. catheter and tubing while preventing the patient from accidentally pulling out the catheter. A second OPCO product is the I.V. Board, a reusable device which immobilizes the limb, stabilizes the I.V. site and reduces premature I.V. restarts in active patients. The Company discontinued the OPCO line in 1995.

In l993, the Royl-Derm line of skin care and wound care products was launched. The Royl-Derm line of patent-pending skin-care and wound care products have been known to relieve or eliminate the pain connected with skin burns, wounds, ulcers and blemishes often experienced by elderly and bed-ridden patients. However, simultaneous launching of several competitive brands resulted in widespread price cutting and saturation sampling, delaying the acceptance of the Royl-Derm line. The Company discontinued the Royl-Derm line in 1996.

The Company has a network of medical dealers who distribute its line of medical products with hospitals, nursing facilities, other alternate care providers, and certain major buying groups. Acme's field sales force provides technical assistance and oversees a network of manufacturer representatives.

Unfilled order backlog at year end 1997 was $313,178, compared to $649,170 in l996.

OTHER

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 433 persons, most of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

ITEM 2. PROPERTIES

Acme United Corporation is headquartered at 75 Kings Highway Cutoff, Fairfield, Connecticut in 15,403 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States and England, owns a facility in Germany, and leases 29,000 square feet of warehousing space in Canada. All facilities are part of the consumer segment except for the 60,000 square foot plant leased in Goldsboro, North Carolina which manufactures products for the medical segment, and serves as the packaging, warehouse and shipping operation for both the U.S. medical and consumer segments.

At the start of 1995, manufacturing for the U.S. consumer segment occurred in three plants. In 1996 all U.S. manufacturing was consolidated into the 58,000 square foot owned Fremont, North Carolina plant. The Seneca Falls, New York ruler manufacturing plant was sold in 1996. The Bridgeport, Connecticut plant was closed in 1996, and the facility has been partially leased.

Manufacturing for the European consumer segment is presently being conducted at a 48,000 square foot owned plant in Solingen, Germany and a 50,000 square foot leased plant in Sheffield, England.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by the Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from two to five years.

<PAGE 7>
ITEM 3. LEGAL PROCEEDINGS

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. Management believes that the ultimate resolution of such litigation will not have a material adverse impact on the Company's results of operations, financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

The Company's Common Stock is traded on the American Stock
Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock
Exchange for the Common Stock for the periods indicated:

Fiscal Year Ended December 31, 1997        High           Low
                                           ----           ---
   First Quarter                           6              4 9/16
   Second Quarter                          6 3/8          5 1/4
   Third Quarter                           8 1/8          6
   Fourth Quarter                          7 7/16         5 11/16


Fiscal Year Ended December 31, 1996

   First Quarter                           4 1/8          3 1/2
   Second Quarter                          4 3/8          2 7/8
   Third Quarter                           4 1/8          3 1/2
   Fourth Quarter                          5 1/2          3 1/2


As of March 16, 1998 there were approximately 1,700 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 1997 and 1996. The Company presently intends to retain earnings to finance business improvements. However, management and the Board of Directors believe it is important for the Company to pay dividends when a record of consistent earnings has been achieved.


<PAGE 8>
ITEM 6.  SELECTED FINANCIAL DATA


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(All figures in thousands except per share figures)

                                                              QUARTERS
                                         --------------------------------------------------
1997                                        1st       2nd       3rd       4th      Total
-------------------------------------------------------------------------------------------
Net Sales                                $ 10,880  $ 12,854  $ 12,715   $ 9,829  $ 46,278
-------------------------------------------------------------------------------------------
Cost of Goods Sold                          7,700     9,483     9,316     7,651    34,150
-------------------------------------------------------------------------------------------
Net Income/(Loss)                             281       222       186      (486)      203
-------------------------------------------------------------------------------------------
Net Income/(Loss) Per Share-Basic (A)    $    .08  $    .07  $    .06   $  (.15) $    .06
-------------------------------------------------------------------------------------------
Net Income/(Loss) Per Share-Diluted (A)  $    .08  $    .06  $    .05   $  (.15) $    .06
-------------------------------------------------------------------------------------------

1996
-------------------------------------------------------------------------------------------
Net Sales                                $ 12,040  $ 12,782  $ 13,281   $ 9,378  $ 47,481
-------------------------------------------------------------------------------------------
Cost of Goods Sold                          9,122    10,191     9,807     5,916    35,036
-------------------------------------------------------------------------------------------
Net Income/(Loss)                            (816)   (1,239)     (485)     (635)   (3,175)
-------------------------------------------------------------------------------------------
Net Income/(Loss) Per Share-Basic (A)    $   (.24) $   (.37) $   (.15)  $  (.19) $   (.95)
-------------------------------------------------------------------------------------------
Net Income/(Loss) Per Share-Diluted (A)  $   (.24) $   (.37) $   (.15)  $  (.19) $   (.95)
-------------------------------------------------------------------------------------------

(A) 1997 and 1996 Net Income/(Loss) Per Share reflects the adoption of SFAS No. 128, "Earnings Per Share". In 1996, the total Net Income/(Loss) Per Share -Diluted for the year does not equal the sum of the quarters due to the antidilutive effect for the fourth quarter. See footnote 11.

<PAGE 9>

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                             1997  1996 (A)      1995      1994       1993
------------------------------------------------------------------------------------------
Net Sales                                 $46,278   $47,481   $52,222   $52,755    $52,339
------------------------------------------------------------------------------------------
Other Income                                1,213       449       180       235         78
------------------------------------------------------------------------------------------
Total                                      47,491    47,930    52,402    52,990     52,417
------------------------------------------------------------------------------------------
Cost and Expenses: Cost of Goods Sold      34,150    35,036    38,801    37,796     38,728
------------------------------------------------------------------------------------------
Inventory Valuation Losses                      -         -     3,381         -          -
------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses                  11,332    12,669    14,397    13,324     13,130
------------------------------------------------------------------------------------------
Restructuring & Other Charges                 386     1,779     3,136         -          -
------------------------------------------------------------------------------------------
Interest Expense                            1,326     1,537     1,953     1,658      1,554
------------------------------------------------------------------------------------------
Income/(Loss) Before Income Tax               297    (3,091)   (9,266)      212       (995)
------------------------------------------------------------------------------------------
Provision (Benefit) for Income Tax             94        84      (550)       89       (398)
------------------------------------------------------------------------------------------
Net Income/(Loss)                             203    (3,175)   (8,716)      123       (597)
------------------------------------------------------------------------------------------
Average Number of Shares Outstanding-
Basic (B)                                   3,354     3,342     3,338     3,338      3,338
------------------------------------------------------------------------------------------
Net Income/(Loss) per Common Share-
Basic (B)                                 $   .06   $  (.95)  $ (2.61)  $   .04    $  (.18)
------------------------------------------------------------------------------------------
Average Number of Shares Outstanding-
Diluted (B)                                 3,670     3,663     3,620     3,483      3,483
------------------------------------------------------------------------------------------
Net Income/(Loss) per Common Share-
Diluted (B)                               $   .06   $  (.95)  $ (2.61)  $   .04    $  (.18)
------------------------------------------------------------------------------------------
Cash Dividend per Common Share-Basic (B)  $     -   $     -   $     -   $     -    $   .05
------------------------------------------------------------------------------------------
Cash Dividend per Common Share-Diluted (B)$     -   $     -   $     -   $     -    $   .05
------------------------------------------------------------------------------------------
Total Assets                              $29,857   $27,251   $37,021   $42,888    $41,963
------------------------------------------------------------------------------------------
Total Long Term Debt                      $11,852   $ 8,444   $14,880   $14,388    $14,718
------------------------------------------------------------------------------------------
Total Stockholders' Equity                $ 6,294   $ 6,515   $ 9,505   $18,083    $17,999
------------------------------------------------------------------------------------------

(A) 1996 information reflects the divestiture of Altenbach as of May 1, 1996
(B) Average Number of Shares Outstanding, Net Income/(Loss) per Common Share and Cash Dividend per Common Share have been added to reflect the adoption of SFAS No. 128, "Earnings Per Share". See footnote 11.

<PAGE 10>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Acme United Corporation (the "Company") operates its business in two principal business segments, consumer and medical. Note 9 to the consolidated financial statements gives details of the Company's business segments. The medical segment operates in the United States and the consumer segment operates in the United States, Canada, England and Germany.

Consolidated net sales were $46,278,000, $47,481,000, and $52,222,000 in 1997, 1996 and 1995, respectively. The consumer segment accounted for 71% , 70% and 69% of those sales in each respective year. In 1997, approximately 67% of consumer sales were from U.S. operations, whereas in the prior two years consumer sales were almost equal for the U.S. and foreign operations. Medical segment sales approximated 29%, 30%, and 31% of consolidated net sales in 1997, 1996 and 1995, respectively.

Net income/(loss) was $203,000, $(3,175,000), and $(8,716,000) in
1997, 1996 and 1995, respectively. In 1997, the Company returned to profitability after incurring significant restructuring and asset revaluation charges in 1995 and 1996.

On December 8, 1997, the Company purchased the majority of the inventory of the Rotex Division of Esselte Canada. On March 3, 1997, the Company sold its U.S. marketing rights of certain wound care products. The transaction resulted in a gain of $846,000 after payment of outstanding debt and writeoff of goodwill, licensing fees and other costs. A charge of $692,000 was incurred to writedown certain assets of the Bridgeport, Connecticut facility and other charges. On May 1, 1996, the Company sold the assets of its Peter Altenbach & Sohne GmbH ("Altenbach") subsidiary, excluding accounts receivable. The buyer purchased all fixed assets, inventory and intangible assets, including the Altenbach tradename. In exchange, the buyer paid $960,000, assumed all lease obligations, employed substantially all Altenbach employees and assumed responsibility for their employee related costs, including pensions. Costs related to the restructuring of operations in Germany, including the sale of the assets of the Altenbach operations, were accrued for in 1995. In the four months of 1996 prior to the divestiture, Altenbach lost $271,000.

RESULTS OF OPERATIONS 1997 COMPARED WITH 1996

Consolidated net sales in 1997 were $46,278,000 and decreased $1,203,000, or 3%, from 1996. The consumer segment net sales decreased $282,000, or 1%, and the medical segment net sales decreased $921,000, or 6%, as compared with 1996. Consumer net sales in 1996 included $1,568,000 for the former Altenbach subsidiary. Excluding Altenbach, consumer sales increased by $1,286,000, or 4%, as compared with 1996. Of the medical net sales decline, $1,163,000 was due to the sale of Seton marketing rights. Excluding Seton, medical net sales increased by $242,000, or 2%, as compared with 1996.

Consumer segment sales in the U.S. increased $2,038,000, or 10%, and foreign operations, excluding Altenbach, decreased $752,000. The U.S. consumer segment increase is mainly attributable to increased volume resulting from the growth of the first aid kit and Westcott ruler lines. The foreign consumer segment sales decrease resulted from volume declines in both European operations, while Canadian sales increased by 3%. Currency translation in 1997 resulted in $375,000 of the sales decline.

Gross margin before restructuring related costs in the consumer
segment remained unchanged at 22% for both 1997 and 1996.   The
medical business margin remained unchanged at 36% for both 1997 and 1996. The cost of relocating the Bridgeport operation to North Carolina, severance for manufacturing staff, and the inefficiencies of maintaining duplicate facilities resulted in $1,258,000 of restructuring related charges in 1996. Foreign gross margin declined from 17% in 1996 to 14% in 1997.

Selling, general and administrative expenses were $11,332,000 in 1997 as compared to $12,669,000 in 1996, a decrease of $1,337,000, or 11%. SG&A for 1996 included $363,000 from the divested Altenbach subsidiary. The remaining decline resulted from personnel reductions in the U.S. operations.

Interest expense decreased $211,000, or 14% less than 1996 due to average borrowings in 1997 being 13% lower than in 1996 and a slight improvement in the interest rates. The reduction in average borrowings resulted from the divesture of Altenbach in 1996, extinguishment of Sepro debt in 1997, and improved cash management.

The provision for income taxes in 1997 was $94,000 as compared to a provision for income taxes of $84,000 in 1996.

<PAGE 11>
RESULTS OF OPERATIONS 1996 COMPARED WITH 1995

Consolidated net sales in 1996 were $47,481,000 and decreased $4,742,000, or 9%, from 1995. The consumer segment net sales decreased $2,757,000, or 8%, and the medical segment net sales decreased $1,984,000, or 12%, as compared with 1995. Of the consumer net sales decline, $4,061,000 was due to the divestiture of Altenbach. Excluding Altenbach, consumer net sales increased by $1,304,000, or 4%, as compared with 1995.

Consumer segment sales in the U.S. operations increased $1,706,000, or 9%, and foreign operations, excluding Altenbach, decreased $402,000. The U.S. consumer segment increase is mainly attributed to increased volume resulting from the growth of the first aid kit line and the Westcott ruler line. The foreign consumer segment sales decrease resulted from volume declines of 4% in both European operations, and Canadian sales decline of 1%.

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

Selling, general and administrative expenses were $12,669,000 in 1996 as compared to $14,397,000 in 1995, a decrease of $1,728,000, or 12%. Of the decline, $846,000 was due to a decrease in U.S. pension expense and $687,000 was a result of the divestiture of Altenbach. The decrease in pension expense resulted from the curtailment of the U.S. pension plan in 1995.

Interest expense decreased $416,000, or 21%, over 1995 primarily as a result of a debt reduction of $4.8 million and an improvement in the interest rates.

The provision for income taxes in 1996 was $84,000 as compared to a benefit for income taxes of $550,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow (used in) provided by operating activities was $(3,357,000) in 1997 as compared to $6,245,000 and $909,000 in
1996 and 1995, respectively. Net cash used by operations in 1997 primarily resulted from higher inventory levels partially offset by an increase in accounts payable.

The Company's working capital, current ratio and long term debt to equity ratio are as follows:
                                              1997          1996
----------------------------------------------------------------
Working Capital                        $10,017,000    $5,953,000
Current Ratio                            1.86 to 1     1.48 to 1
Long Term Debt to Equity                      1.88          1.30

Working capital increased $4,064,000 in 1997 as a result of an increase in inventory levels, a decrease in short term debt, and higher accounts payable.

Long term debt to equity increased in 1997 due to increased borrowing to fund working capital requirements.

<PAGE 12>
The U.S. revolving line of credit, renegotiated in 1996 and 1997, is due to expire in May 1999 and the foreign overdraft arrangements are due to expire at various times in 1998. Based on maintaining the U.S. revolving line of credit and foreign overdraft arrangements, current cash balances and cash flow from operations, the Company believes it can meet capital expenditure, restructuring and other planned financial commitments in 1998. Planned capital expenditures in the U.S. in 1998 for machinery and equipment are expected to exceed $1,000,000 and focus on process and productivity improvements.

The Company is in the process of making a complete assessment of the impact of the Year 2000. In the U.S., the Company implemented a new information system in 1997, which should address any computer system issues related to the Year 2000.
The Company has established a Year 2000 Task Force to fully evaluate the company-wide impact of the Year 2000. The task force is in the process of identifying all issues, and determining an action plan for testing and validating all systems. Management believes that the Year 2000 issue will not materially affect future financial results, or cause reported financial results not to be necessarily indicative of future operating results or future financial condition.

<PAGE 13>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997           1996           1995
-----------------------------------------------------------------------------------
Net Sales                                $ 46,277,514   $ 47,480,587   $ 52,222,210
Other Income                                1,213,406        449,275        179,811
-----------------------------------------------------------------------------------
                                           47,490,920     47,929,862     52,402,021

Costs and Expenses:
    Cost of Goods Sold                     34,150,257     35,035,868     38,800,804
    Inventory Valuation Losses                      -              -      3,381,355
    Selling, General and
      Administrative Expenses              11,331,687     12,668,207     14,396,927
    Interest Expense                        1,326,286      1,537,399      1,953,090
    Restructuring & Other Charges             385,636      1,779,031      3,136,257
-----------------------------------------------------------------------------------
                                           47,193,866     51,020,505     61,668,433
-----------------------------------------------------------------------------------
Income/(Loss) before Income Tax               297,054     (3,090,643)    (9,266,412)
Provision (Benefit) for Income Tax
    United States                              49,800         49,800        (53,535)
    Foreign                                    44,517         34,163       (496,701)
-----------------------------------------------------------------------------------
                                               94,317         83,963       (550,236)
-----------------------------------------------------------------------------------
Net Income/(Loss)                        $    202,737   $ (3,174,606)  $ (8,716,176)
-----------------------------------------------------------------------------------
Net Income/(Loss) Applicable to
  Common Stock - Basic (A)               $        .06   $       (.95)  $      (2.61)
-----------------------------------------------------------------------------------
Net Income/(Loss) Applicable to
  Common Stock - Diluted (A)             $        .06   $       (.95)  $      (2.61)
-----------------------------------------------------------------------------------

(A) 1997, 1996 and 1995 Earnings Per Share reflects the adoption of SFAS No. 128, "Earnings Per Share", and is based on a weighted average number of shares outstanding during the year. See footnote 11.

<PAGE 14>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                             Number of                            Additional                    Retained
                             Shares of     Common      Treasury   Paid-In        Translation    Earnings/
                             Common Stock  Stock       Stock      Capital        Adjustment     (Deficit)
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1994  3,337,620     $8,461,550  $(357,631) $2,145,119     $(1,140,241)   $8,973,803

Net Loss                                                                                        (8,716,176)

Translation Adjustment                                                               138,429
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1995  3,337,620      8,461,550   (357,631)  2,145,119      (1,001,812)      257,627

Net Loss                                                                                        (3,174,606)

Exercise of Stock Options       50,000        125,000                 34,375

Translation Adjustment                                                                25,708
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1996  3,387,620      8,586,550   (357,631)  2,179,494        (976,104)   (2,916,979)

Net Income                                                                                         202,737

Exercise of Stock Options       39,375         98,438                 58,734

Purchase of Treasury Stock     (64,620)                 (331,178)

Translation Adjustment                                                              (250,436)
----------------------------------------------------------------------------------------------------------
Balances, December 31, 1997  3,362,375     $8,684,988  $(688,809) $2,238,228     $(1,226,540)  $(2,714,242)
----------------------------------------------------------------------------------------------------------

See notes to financial statements

<PAGE 15>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS                                             1997        1996
-------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                $    24,706 $   427,202
   Accounts receivable, net                   7,445,839   7,006,459
   Inventory                                 14,081,351  10,423,047
   Prepaid expenses and other
     current assets                             176,223     387,930
-------------------------------------------------------------------
      Total current assets                   21,728,119  18,244,638

Plant, Property and Equipment:
   Land                                         420,172     451,963
   Buildings                                  3,745,725   3,910,038
   Machinery and equipment                   15,527,753  14,771,828
-------------------------------------------------------------------
      Total plant, property and equipment    19,693,650  19,133,829
    Less, accumulated depreciation           12,928,671  12,460,399
-------------------------------------------------------------------
      Net plant, property and equipment       6,764,979   6,673,430

Goodwill                                        526,513     792,475
Other assets                                    837,116   1,540,722
-------------------------------------------------------------------
      Total Assets                          $29,856,727 $27,251,265
-------------------------------------------------------------------

<PAGE 16>
LIABILITIES                                        1997        1996
-------------------------------------------------------------------
Current Liabilities:
   Accounts payable                         $ 3,524,584 $ 2,546,707
   Notes payable                              3,726,961   5,257,625
   Restructuring reserve                        557,688     755,440
   Other accrued liabilities                  3,901,863   3,732,363
-------------------------------------------------------------------
       Total current liabilities             11,711,096  12,292,135

Long Term Debt                               11,852,006   8,443,800
-------------------------------------------------------------------
       Total Liabilities                    $23,563,102 $20,735,935
-------------------------------------------------------------------

Commitments and Contingencies (Note 8)

STOCKHOLDERS' EQUITY

Common stock, par value $2.50, authorized
4,000,000 shares, issued 3,473,995 and
3,434,620 shares and outstanding 3,362,375
and 3,387,620 shares in 1997 and 1996,
respectively                                $ 8,684,988 $ 8,586,550

Treasury Stock, 111,620 and 47,000 shares
at cost in 1997 and 1996, respectively         (688,809)   (357,631)

Additional paid-in capital                    2,238,228   2,179,494

Retained deficit                             (2,714,242) (2,916,979)

Translation adjustment                       (1,226,540)   (976,104)
-------------------------------------------------------------------
       Total Stockholders' Equity             6,293,625   6,515,330
-------------------------------------------------------------------
       Total Liabilities and
         Stockholders' Equity               $29,856,727 $27,251,265
-------------------------------------------------------------------

See notes to financial statements

<PAGE 17>

ACME UNITED CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997         1996          1995
------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income/(loss)                             $   202,737  $(3,174,606)  $(8,716,176)

 Adjustments to reconcile net
  income/(loss) to net cash
  (used)/provided by operating activities

   Gain on sale of marketing rights              (846,178)           -             -

   Depreciation                                   979,196      923,031     1,312,521

   Amortization                                    92,480      443,977       565,972

   (Decrease) in deferred income taxes                  -            -      (675,196)

   (Gain)/loss on disposal of assets                    -      120,259       (19,241)

   Restructuring & other charges                        -            -     3,136,257

   Inventory valuation losses                           -            -     3,381,355

Change in assets and liabilities

   Accounts receivable                           (709,695)     684,562       824,962

   Inventory                                   (4,030,034)   5,352,588       (38,468)

   Prepaid expenses and other
     current assets                              (114,580)   2,157,901        70,516

   Other assets                                  (196,518)    (835,892)      115,299

   Accounts payable                             1,034,140     (324,665)      636,883

   Income taxes payable                            34,206      108,913       106,930

   Other liabilities                              197,281      789,190       207,488
------------------------------------------------------------------------------------
      Total adjustments                        (3,559,702)   9,419,864     9,625,278
------------------------------------------------------------------------------------
      Net cash (used)/provided by operations   (3,356,965)   6,245,258       909,102
------------------------------------------------------------------------------------

<PAGE 18>
Cash flows from investing activities:

   Capital expenditures                        (1,824,394)  (1,068,550)     (986,647)

   Proceeds from sales of plant,
     property and equipment                       345,106      484,340       453,616

   Proceeds from sale of marketing rights       1,915,178            -             -

   Proceeds from divestiture of Altenbach               -      962,290             -

   Divestiture of Altenbach                             -   (3,253,873)            -
------------------------------------------------------------------------------------
      Net cash used for investing activities      435,890   (2,875,793)     (533,031)
------------------------------------------------------------------------------------
Cash flows from financing activities:

    Net borrowings                              2,357,178   (3,622,022)     (282,440)

    Common Stock issued for stock
      options exercised                           157,172      159,375             -
------------------------------------------------------------------------------------
      Net cash provided/(used) for
        financing activities                    2,514,350   (3,462,647)     (282,440)
------------------------------------------------------------------------------------
Effect of exchange rate changes on cash             4,229      (11,389)      (12,338)
------------------------------------------------------------------------------------
Net change in cash and cash equivalents          (402,496)    (104,571)       81,293

Cash and cash equivalents at beginning of year    427,202      531,773       450,480
------------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $    24,706  $   427,202   $   531,773
------------------------------------------------------------------------------------

See notes to financial statements

<PAGE 19>
Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:

  a. Nature of Operations - Acme United Corporation is a multinational corporation which operates in two business segments, consumer and medical. The consumer segment operates in the United States, Canada, England and Germany and the medical segment operates in the United States. Principal consumer segment products are scissors, shears, rulers, and first aid kits which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors and mass market retailers. Medical segment products are disposable scissors, instruments and sterile procedure trays which are sold to hospital supply dealers, certain major buying groups, and alternate care market dealers. Medical sales account for approximately one third of the Company's revenue and medical assets account for about one fourth of the assets.

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

   d.Translation of Foreign Currency - The Company translates its assets and liabilities at rates in effect at the end of the year. Revenues and expenses are translated at average rates in effect during the respective years. Translation adjustments are treated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized at the time of settlement of the underlying purchase transactions and treated as purchasing variances.

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

  j. Research and Development - Research and development costs
     ($385,000 in 1997, $47,277 in 1996 and $91,251 in 1995) are
     included in the cost of goods sold caption on the consolidated statements of income (loss).

  k. Goodwill and Other Assets - Goodwill represents the excess cost of investments over the net asset values at acquisition and is being amortized on a straight line basis over periods ranging from 3 to 40 years. Accumulated amortization aggregated $292,125 and $261,600 at December 31, 1997 and 1996, respectively.

<PAGE 20>
     Other assets, at cost, include license agreements, a covenant not to compete and other fees associated with the Sepro acquisition. These assets were written-off in 1997 upon the sale of the U.S. marketing rights of certain wound care products. These assets were being amortized on a straight line basis from 3 to 7 years. Accumulated amortization aggregated $2,431,186 at December 31, 1996.

     The Company continually reevaluates the propriety of the carrying amounts of goodwill and other assets as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. The Company believes that no significant impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

  l. Accounts Receivable - Accounts Receivable are shown less allowance for doubtful accounts of $252,079 in 1997 and $197,755 in 1996.

  m. Accounting Standards - In 1998, the Company will adopt Statement of Financial Accounting Standards No. 130, No. 131, and No. 132 "Reporting Comprehensive Income," ("SFAS 130"), "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), all of which are effective for fiscal years beginning after December 15, 1997.

     SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. The Company will adopt SFAS 130 effective the first quarter ended March 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, or cash flows.

     SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entitywide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company will adopt SFAS 131 effective for the year ended December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, or cash flows.

     SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS 132 effective for the year ended December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, or cash flows.

2. Inventory:

Inventory consisted of the following balances on December 31 which are net of a $281,318 and $480,924 inventory reserve in 1997 and 1996, respectively.

                                        1997             1996
-------------------------------------------------------------
Finished goods                  $  7,658,012     $  4,857,763

Work in process                    1,229,079        1,910,880

Raw materials and supplies         5,194,260        3,654,404
-------------------------------------------------------------
     Total                      $ 14,081,351     $ 10,423,047
-------------------------------------------------------------

3. Other Assets:

Other assets consisted of the following balances on December 31:

                                        1997             1996
-------------------------------------------------------------
License agreements              $          -     $    790,185

Prepaid pension costs                768,876          698,502

Other                                 68,240           52,035
-------------------------------------------------------------
     Total                      $    837,116     $  1,540,722
-------------------------------------------------------------

<PAGE 21>
4. Other Accrued Liabilities:

Other accrued liabilities consisted of the following balances on December 31:

                                        1997             1996
-------------------------------------------------------------
Pension                          $   242,476      $   277,401

Vendor Rebates                     1,078,692        1,231,812

Other                              2,580,695        2,223,150
-------------------------------------------------------------
     Total                       $ 3,901,863      $ 3,732,363
-------------------------------------------------------------

5. Pension and Profit Sharing:

The Company has a pension plan covering substantially all U.S. employees and separate plans for the foreign subsidiaries' employees. The pension expense for 1997, 1996 and 1995, which is included in selling, general and administrative expenses, amounted to $12,195, $90,607 and $1,008,511, respectively.

U.S. employees, hired prior to July 1, 1993, are covered by a funded, defined benefit pension plan. The benefits are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. Pension (income)/expense for U.S. employees was $ (70,374), $(16,350), and $829,738 in 1997, 1996 and 1995, respectively.
In December 1995, the Company's Board of Directors approved an amendment to the U.S. pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan. Accordingly, this action was accounted for as a curtailment under the provisions of Statement of Financial
Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and resulted in a curtailment loss of $299,183 in 1995. Plan assets and liabilities and prepaid pension costs shown reflect the effect of this curtailment loss.

Pension coverage for employees of the Company's foreign subsidiaries vary by country and the Company's funding policy varies in line with local commercial, actuarial and taxation practices. The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 87 "Accounting for Pensions" for its foreign pension plans. However, it has been determined that the impact on total consolidated assets, liabilities and net income is not significant as a result of not adopting Statement of Financial Accounting Standards No.
87. Foreign subsidiaries' pension expense for 1997, 1996 and 1995 was $82,569, $106,957, and $178,773, respectively.

Net periodic pension cost of the U.S. pension plan for 1997, 1996 and 1995 included the following components:

                                        1997      1996       1995
-----------------------------------------------------------------
Service cost - benefit earned
  during the period                 $      -  $      -   $297,659

Interest cost on projected
  benefit obligation                 376,622   329,189    474,096

Actual return on assets             (954,022) (590,930)  (334,058)

Curtailment loss                           -         -    299,183

Net amortization and deferral        507,026   245,391     92,858
-----------------------------------------------------------------
Net pension (income)/expense        $(70,374) $(16,350)  $829,738
-----------------------------------------------------------------

<PAGE 22>
Assumptions used in the accounting for pension expense were:

                                     1997       1996      1995
--------------------------------------------------------------
Discount rate                        7.0%       7.0%      7.0%
Average wage increase                N/A        N/A       5.5%
Expected long-term rate of
  return on plan assets              8.5%       7.0%      8.0%
--------------------------------------------------------------

The discount rate is the estimated rate at which the obligation for pension benefits could effectively be settled. The average wage increase assumption in 1995 reflected the Company's best estimate of the future compensation levels of the individual employees covered by the plans. The expected long-term rate of return on plan assets reflects the average rate of earnings that the Company estimates will be generated on the assets of the plan. The Company has revised the expected long-term rate of return on plan assets to more accurately reflect anticipated plan performance.

The funded status of the Company's U.S. plan as of December 31, 1997 and 1996 is as follows:

                                          1997         1996
-----------------------------------------------------------
Actuarial present value of
  benefit obligations:

   Vested benefit obligation       $ 5,240,043  $ 5,150,147

   Accumulated benefit obligation    5,306,010    5,270,640

   Projected benefit obligation      5,306,010    5,270,640

Plan assets at fair value,
  primarily equity securities        5,911,452    5,509,999

Projected benefit obligation         5,306,010    5,270,640
-----------------------------------------------------------
Plan assets in excess of
  projected benefit obligation         605,442      239,359

Adjustments:
  Unrecognized loss from past
    experience                         163,434      459,143
-----------------------------------------------------------
Prepaid pension costs at
  December 31                      $   768,876  $   698,502
-----------------------------------------------------------


The Company also has a qualified, non-contributory profit sharing plan covering substantially all U.S. employees. Amounts are contributed annually to provide retirement or other benefits for employees, and contributions are calculated under a formula based on income before income taxes and gains or losses on investments, less a fixed return on a capital base (as defined). Based on the formula, no contribution was required for 1995. In lieu of contributing to the U.S. defined benefit pension plan, a specific contribution to the profit sharing plan amounting to 2% of wages will be accrued annually commencing in 1996. The 1997 contribution of $105,000 will be paid in 1998. The 1996 contribution of $108,498 was paid in 1997.

<PAGE 23>
6. Income Taxes:

The current and deferred income tax provisions (benefits) are as follows:

                                     1997           1996        1995
--------------------------------------------------------------------
Current:
  Federal                       $       -      $       -   $   9,103
  State                            49,800         49,800      35,262
  Foreign                          44,517         34,163      80,595
--------------------------------------------------------------------
                                $  94,317      $  83,963   $ 124,960
--------------------------------------------------------------------
Deferred:
  Federal                       $       -      $       -   $ (88,810)
  State                                 -              -      (9,090)
  Foreign                               -              -    (577,296)
--------------------------------------------------------------------
                                        -              -    (675,196)
--------------------------------------------------------------------
                                $  94,317      $  83,963   $(550,236)
--------------------------------------------------------------------

The State tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants reside.

The U.S. and foreign income (loss) before income taxes are as follows:

                                     1997           1996          1995
----------------------------------------------------------------------
U.S. income/(loss)            $   769,399    $(2,216,565)  $(4,735,350)

Foreign loss                     (472,345)      (874,078)   (4,531,062)
----------------------------------------------------------------------
                              $   297,054    $(3,090,643)  $(9,266,412)
----------------------------------------------------------------------

The provision (benefit) for income taxes is different from that which would be computed by applying the United States statutory income tax rate to income (loss) before income taxes. The following schedule reconciles the income tax provision (benefit)
computed  at  the United   States  statutory  rate  to  the  actual
tax  provision (benefit) reported.

                                        1997         1996         1995
----------------------------------------------------------------------
Federal income tax at 34%
  statutory rate                 $   100,999  $(1,050,819) $(3,150,580)

State and local taxes, net
  of federal income tax effect        32,868       32,415      (72,500)

Foreign income taxes                 (19,473)    (123,355)    (675,600)

Deferred tax asset valuation         117,666      716,177    2,788,900

Repatriated earnings of
  foreign subsidiary                       -      353,136      410,100

Permanent differences                   (584)      20,436      188,500

All other items, net                (137,159)     135,973      (39,056)
----------------------------------------------------------------------
Provision (benefit) for
  income taxes                   $    94,317  $    83,963  $  (550,236)
----------------------------------------------------------------------
Total income taxes paid,
  net of refunds                 $    13,267  $    20,676  $    66,683
----------------------------------------------------------------------

<PAGE 24>
The significant sources of deferred tax liabilities and assets as of December 31 are as follows:

                                         1997             1996
--------------------------------------------------------------
Deferred tax liabilities:

  Property, plant and equipment   $   275,719      $   987,803

  Pension plans                       305,244          256,811

  Other                                55,762           59,722
--------------------------------------------------------------
    Total deferred tax
      liabilities                 $   636,725      $ 1,304,336
--------------------------------------------------------------
Deferred tax assets:

  Reserves and allowances         $   844,402      $ 1,099,301

  Tax basis operating loss
    carryforwards                   3,084,142        3,048,347

  Intangible assets                    (9,344)         541,830

  Other                               340,268          119,935
--------------------------------------------------------------
    Total deferred tax assets     $ 4,259,468      $ 4,809,413
--------------------------------------------------------------
    Net deferred tax asset
      before valuation allowance  $(3,622,743)     $(3,505,077)
--------------------------------------------------------------
    Valuation Allowance             3,622,743        3,505,077
--------------------------------------------------------------
    Net deferred tax liability    $         -      $         -
--------------------------------------------------------------


The Company provides deferred taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. $2,153,000 and $2,592,000 of foreign subsidiary earnings are considered permanently reinvested as of December 31, 1997 and 1996, respectively, and the amount of deferred taxes cannot be reasonably determined.

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

At December 31, 1997, the Company has tax operating loss carryforwards aggregating $7,063,000 of which $3,463,000 relate to U.S. Federal income taxes and expires from 2011 through 2013, and $3,600,000 relate to foreign operations. Foreign tax operating loss carryforwards can be carried forward indefinitely.

<PAGE 25>
7. Notes Payable and Long Term Debt:

Notes Payable consisted of the following:

                                        1997            1996
------------------------------------------------------------
Overdraft arrangements (C)       $ 2,538,296     $ 3,092,022

Current portion of long
  term debt                        1,188,665       2,165,603
------------------------------------------------------------
                                 $ 3,726,961     $ 5,257,625
------------------------------------------------------------

Long Term Debt consisted of the following:

                                        1997            1996
------------------------------------------------------------
Revolving Credit (A)             $10,914,800     $ 6,700,000

Term Loan (B)                        600,000               -

Mortgage Note (D)                    166,860         292,230

Note Payable (E)                     174,322         249,766

Note Payable (F)                     167,489         289,038

Note Payable (G)                   1,001,160       1,298,800

Note Payable (Note 14)                     -       1,737,744

Other Obligations                     16,040          41,825
------------------------------------------------------------
                                 $13,040,671     $10,609,403
  Less, current portion            1,188,665       2,165,603
------------------------------------------------------------
                                 $11,852,006     $ 8,443,800
------------------------------------------------------------

(A) On March 7, 1996, the Company's revolving line of credit was renegotiated with the availability determined using an
     asset-based  formula.   The  maximum  availability  of  the
     credit line is $13,000,000, reducing to a $9,000,000 curtailment during the last 60 days of each calendar year. The actual amount available is based on a core availability of $2,250,000 plus 80% of eligible receivables, varying
     percentages  of  eligible  inventory  and   $750,000   over
     formula which expired on October 31, 1996. On March 19, 1997, the Company renegotiated a modification to the agreement which allowed for additional availability of $750,000 from March 19, 1997 until May 31, 1997, and
     $500,000 for June and July of 1997.    On August 22,  1997,
     the Company entered into an agreement to extend the maturity date on the revolving line of credit from May 1998 to May 1999, and the interest rate was reduced from prime plus 1/2% to prime plus 1/4%. Effective January 1, 1998, the interest will be reduced to prime. On December 8, 1997, the Company entered into an agreement to provide for a
     Temporary Additional Availability Advance not to exceed $900,000 for the Company to fund payments required under the Asset Sales Agreement between the Company and the Rotex Canada Office Products Division of Esselte, Inc. ("Rotex"). The Company as of December 31, 1997 had borrowed $564,800 against this agreement. The line's collateral was modified to include the inventory associated with the Asset Sales
     Agreement   with  Rotex.   In  addition,   the   year   end
     curtailment requirement for the Company's 1997 fiscal year was removed from the agreement. Principal repayment is due in May 1999 and interest is at prime plus 1/4%. The prime interest rate at December 31, 1997 was 8.5%. The line is collateralized by all U.S. assets (except real estate in Bridgeport, Connecticut) including the inventory associated with the Asset Sales Agreement with Rotex, and requires an annual fee of 1/4% of the line. The agreement contains convenants, some of which were modified in 1997, which
     restrict,   among  other  things,  additional   borrowings,
     expenditures for fixed assets, the payment of dividends, and the acquisition of the Company's capital stock. As of December 31, 1997, the Company was $292,957 above their
     general  facility.   As  a  result,  the  Company  was   in
     violation of the terms of their line of credit relating  to
     this  overdraft.   On February 12, 1998, a modification  to
     the agreement provided an additional overdraft facility of $1,000,000 through August 5, 1998, subsequently curing this violation.

(B) On August 22, 1997, the Company entered into a $2,000,000 equipment loan agreement. This loan has a maturity of May 1999 and bears an interest rate of prime plus 1/2%. The loan will be utilized to finance up to 80% of the net purchase price of manufacturing equipment for the Company's North Carolina facility.

(C) The Company has overdraft facilities for its foreign operations with various foreign banks. At December 31, 1997, the company had lines of credit for Canadian dollar (C$) 2,000,000 ($1,398,400), British pound (L) 540,000
     ($891,432)   and  German  marks  (DM)  800,000  ($444,960).
     Unused   amounts  available  were  C$  483,702  ($338,204),
     British pound (L) 12,247 ($20,217). At December 31, 1997, the Company was German Marks (DM) 291,128 ($161,925) overdrawn on its line of credit, which was settled in January of
     1998.   The  lines have interest rates ranging  from  local
     prime to local prime plus 3 1/4%. On December 31, 1996, the Company was in violation of one of its covenants
     relating  to  its Canadian overdraft facility.   In   March
     1997, this violation was waived by the Bank and the covenants were renegotiated.

<PAGE 26>
(D) Mortgage note payable for (DM) 300,000 to a foreign bank is collateralized by real estate. Annual principal payment is
     (DM) 150,000 through 1999 and the interest rate is 8.85%, payable quarterly.

(E)  Note  payable  for  (DM)  313,416  to  a  foreign  bank  is collateralized by the accumulated funds of an employee sponsored life/survivorship insurance program offered for the benefit of the employees. Repayment is required only as funds are needed to pay benefits under the insurance contract. The Company has classified the debt as long term, except for $10,972 that will be due under the contract in 1998.

(F) Note payable for (DM) 301,130 to a foreign bank is collateralized by inventory, accounts receivable, machinery and equipment and real estate. Principal is payable in monthly installments ending October 1999 and the annual interest rate is 9.85%.

(G) Note payable for (DM) 1,800,000 to a foreign bank is a one year term loan collateralized by accounts receivable, inventory, machinery and equipment and real estate. Principal is payable in full in October 1998 and the annual interest rate is 6.25%. The Company expects to renew this note in 1998.

Annual  maturities of debt, excluding the long  term  portion  of
Note  (E),   in each of the next five years are approximately  as
follows:
-------------------------
 1998        $  1,188,665

 1999        $ 11,688,656

 2000        $          -

 2001        $          -

 2002        $          -
-------------------------

Interest   payments  were  approximately  $1,306,694   in   1997,
$1,537,399 in 1996 and $1,951,700 in 1995.

The weighted average interest rate for short term borrowings was 8.0% and 7.2% at December 31, 1997 and 1996, respectively.

8. Commitments and Contingencies:

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rental expense was $613,000 in 1997, $626,000 in 1996, and $943,000 in 1995. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of 1 year or more are as follows:

--------------------------
 1998            $ 630,000

 1999            $ 584,000

 2000            $ 125,000

 2001            $  39,000

 2002            $  25,000

 Later           $       -
--------------------------

The Company has purchased $181,000 of forward exchange contracts to hedge future purchases through June 15, 1998. Any gain or loss in these contracts is deferred until settlement date of the transaction being hedged. The deferred gain or loss as of December 31, 1997 and 1996 is not significant.

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. Based on information available, the Company does not expect a significant impact on the financial position, future operations or cash flows of the Company, relating to these matters.

<PAGE 27>
The Company is in the process of making a complete assessment of the impact of the Year 2000. In the U.S., the Company implemented a new information system in 1997, which should address any computer system issues related to the Year 2000. The Company has established a Year 2000 Task Force to fully evaluate the company-wide impact of the Year 2000. The Task Force is in the process of identifying all issues, and determining an action plan for testing and validating all systems. Management believes that the Year 2000 issue will not materially affect future financial results, or cause reported financial results not be be necessarily indicative of future operating results or future financial condition.

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

Information on the Company's Operations by Business Segments:

(All Figures in Thousands)             1997          1996           1995
------------------------------------------------------------------------
Sales:
  Consumer                        $  32,843     $  33,125       $ 35,882
  Medical                            13,435        14,356         16,340
------------------------------------------------------------------------
    Total                         $  46,278     $  47,481       $ 52,222
------------------------------------------------------------------------

Operating Profit (Loss): *
  Consumer                        $   1,813     $     106       $ (4,325)
  Medical                             2,204         1,569            394
------------------------------------------------------------------------
    Total                             4,017         1,675         (3,931)
------------------------------------------------------------------------
General corporate expenses            2,394(A)      3,229          3,382

Interest expense                      1,326         1,537          1,953
------------------------------------------------------------------------
Income/(loss) before income tax   $     297     $  (3,091)      $ (9,266)
------------------------------------------------------------------------

<PAGE 28>

(All Figures in Thousands)             1997          1996           1995
------------------------------------------------------------------------
Identifiable Assets:
  Consumer                        $  22,230     $  20,278       $ 27,676
  Medical                             5,869         6,059          8,160
  Corporate                           1,758           914          1,185
------------------------------------------------------------------------
    Total                         $  29,857     $  27,251       $ 37,021
------------------------------------------------------------------------
(A) 1997 includes Gain on Sale of Marketing Rights of $846,000

                                     Medical   Consumer  Corporate    Total
---------------------------------------------------------------------------
* 1997 Operating profit (loss)
  includes the following:
  Restructuring & other charges      $      -   $    386  $      -   $  386
---------------------------------------------------------------------------
* 1996 Operating profit (loss)
  included the following:
  Restructuring & other charges      $     95   $  1,058  $    626   $1,779
---------------------------------------------------------------------------
* 1995 Operating profit (loss)
  included the following:
  Restructuring & other charges      $    235   $  2,901  $      -   $3,136
  Asset Valuation Adjustment              981      2,584         -    3,565
---------------------------------------------------------------------------
                                     $  1,216   $  5,485  $      -   $6,701
---------------------------------------------------------------------------


(All Figures in Thousands)           1997        1996       1995
----------------------------------------------------------------
Depreciation Expenses:
  Consumer                        $   694     $   708    $ 1,069
  Medical                             194         154        181
  Corporate                            91          61         63

Amortization Expenses:
  Consumer                        $    20     $    14    $    14
  Medical                              72         430        552
  Corporate                             -           -          -

Capital Expenditures:
  Consumer                        $ 1,009     $   971    $   436
  Medical                             539          90        272
  Corporate                           276           8        279

<PAGE 29>
INFORMATION ON THE COMPANY'S OPERATIONS AND
ASSET BY GEOGRAPHIC AREA:

(All Figures in Thousands)             1997       1996        1995
------------------------------------------------------------------
Sales:
  United States                   $ 35,310    $ 34,193    $ 34,471
  Canada                             4,235       4,103       4,155
  England                            4,067       3,942       4,130
  Germany                            2,666       5,243       9,466
------------------------------------------------------------------
    Total                         $ 46,278    $ 47,481    $ 52,222
------------------------------------------------------------------

Operating Profit (Loss): *
  United States                   $  3,979    $  2,020    $   (131)
  Canada                               239         248        (211)
  England                             (175)       (260)       (974)
  Germany                              (26)       (333)     (2,615)
------------------------------------------------------------------
    Total                            4,017       1,675      (3,931)
------------------------------------------------------------------
General corporate expenses           2,394       3,229       3,382
Interest expense                     1,326       1,537       1,953
------------------------------------------------------------------
Income/(loss) before income tax   $    297    $ (3,091)   $ (9,266)
------------------------------------------------------------------

Identifiable Assets:
  United States                   $ 19,895    $ 16,274    $ 20,777
  Canada                             2,839       2,697       3,581
  England                            2,531       3,292       3,660
  Germany                            2,834       4,074       7,818
  Corporate                          1,758         914       1,185
------------------------------------------------------------------
    Total                         $ 29,857    $ 27,251    $ 37,021
------------------------------------------------------------------

<PAGE 30>

            * 1997 Operating      * 1996 Operating      * 1995 Operating
              profit (loss)         profit (loss)         profit (loss)
              includes the          included the          included the
              following:            following:            following:

            Restructuring &       Restructuring &       Restructuring &  Asset Valuation
            Other Charges         Other Charges         Other Charges      Adjustments     Total
            ---------------       ---------------       ---------------  ---------------   ------
United
 States     $   386               $1,580                $   798          $2,272            $3,070

Canada            -                    -                      -             299               299

England           -                  177                    221             643               864

Germany           -                   22                  2,117             351             2,468
            ---------------       ----------------      ---------------  ---------------   ------
            $   386               $1,779                $ 3,136          $3,565            $6,701
            ---------------       ----------------      ---------------  ---------------   ------

10.  Stock Option Plans:

The 1988 Stock Option Plan was amended and restated on February 25, 1992. The Board of Directors adopted a series of amendments to the Plan which were approved at the 1992 Annual Meeting. The principal changes adopted were an increase in the aggregate number of shares of common stock available under the Plan from 100,000 shares to 300,000 shares and provisions for the issuance of options as Incentive Stock Options under the provision of Section 422 of the Internal Revenue Code. Options granted prior to the amendment are nonqualified stock options and are included in the 300,000 shares. Incentive Stock Options and nonqualified stock options may be granted under the amended Plan. In January, 1996 the Board of Directors adopted an amendment to the Plan that was approved at the 1996 Annual Meeting, increasing the aggregate number of Common Stock shares available under the Plan from 300,000 shares to 400,000 shares.

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

In January 1996, the Board of Directors adopted a Non-Employee Director Stock Option Plan that was approved at the 1996 Annual Meeting. The Plan authorized 50,000 common stock shares. An option to purchase 10,000 shares of common stock shall be granted to each new Director elected on April 22, 1996 or thereafter. Further, under the original plan, Directors who were elected prior to the 1996 Annual Meeting would be granted options to purchase 2,500 shares of common stock of the Company up to a maximum of 10,000 shares upon meeting certain financial goals. The exercise price with respect to an option awarded under the Plan will be 100% of the fair market value of the common stock as of the date of grant. In February 1997, the Board of Directors adopted an Amendment to the Plan, which was approved by the shareholders at the 1997 Annual Meeting, increasing the aggregate number of common stock shares available under the Plan from 50,000 to 60,000 shares, amending the criteria for granting options and renaming the Plan to Non-Salaried Director Stock Option Plan. The criteria for granting options was amended to grant options for 10,000 common stock shares to non-salaried Directors first elected to the Board prior to the 1996 Annual Meeting after being elected at the 1997 Annual Meeting with the vesting of option shares occurring over a four year period.

A summary of changes in options issued under the two Plans is as follows:


                                              1997      1996(A)       1995
--------------------------------------------------------------------------
Shares under option and exercisable at
 the beginning of the year                 301,500      250,000    151,000
Options granted                             66,000      159,500    155,000
Options canceled                            (9,375)     (58,000)   (56,000)
Options exercised                          (39,375)     (50,000)         -
--------------------------------------------------------------------------
Shares under option and exercisable at
 the end of year                           318,750      301,500    250,000
--------------------------------------------------------------------------
Options available for future grants
 at the end of the year                     51,875      108,500     50,000
--------------------------------------------------------------------------
Average price of options granted            $ 5.81       $ 3.92     $ 3.63
Average price of options canceled           $ 4.52       $ 4.35     $ 3.74
Average price of options exercised          $ 3.99       $ 3.19     $    -
Average price of options exercisable        $ 4.23       $ 3.87     $ 3.81
--------------------------------------------------------------------------
(A) 1996 Presentation restated to include both Plans

<PAGE 31>
As of December 31, 1997, the exercise price of stock options outstanding ranged from $3.625 to $7.25. The weighted average remaining contractual life of these outstanding stock options is 8 years.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans and has adopted the fair value disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its plans.

Had compensation cost for the Company's Stock Option Plans been determined consistent with SFAS No. 123, the Company would have expensed $20,804 in 1997 and $143,585 in 1996. The Company's net income/loss per share would have been:

                                         1997            1996
-------------------------------------------------------------
Net income/loss:
  As reported                     $   202,737     $(3,174,606)
  Pro forma under SFAS No. 123    $   181,933     $(3,318,191)

Net income/loss per share:
  As reported                     $       .06     $      (.95)
  Pro forma under SFAS No. 123    $       .05     $      (.99)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years. The weighted average fair value at date of grant for options granted during 1997 and 1996 is $2.52 and $1.61 per option, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                               1997            1996
--------------------------------------------------------
Expected Life (years)            5               5
Interest Rate                  6.65%           5.91%
Volatility                     36.4%           34.7%
Dividend Yield                  0%              0%

<PAGE 32>
11. Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" in determining the effect of dilutive potential common shares outstanding. The treasury share method is used to reflect the dilutive effect of outstanding stock options. Unexercised stock options were not included in the calculation of Diluted Earnings Per Share for certain periods because their effect would be antidilutive. For such periods, Basic and Diluted Earnings Per Share have been presented the same and the number of such unexercised options has been disclosed.

                                                        For the Year Ended
                                                        ------------------
                                      1997         1996          1995           1994         1993
--------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Computation

Numerator: Net Income/(Loss)    $  202,737  $(3,174,606)  $(8,716,176)    $  123,498   $ (597,245)

Denominator:
Average number of common
  shares outstanding             3,353,581    3,342,278     3,337,620      3,337,620    3,337,620
-------------------------------------------------------------------------------------------------
Basic Earnings Per Share        $      .06  $      (.95)  $     (2.61)    $      .04   $     (.18)
=================================================================================================

Diluted Earnings Per Share
Computation

Numerator: Net Income/(Loss)    $  202,737  $(3,174,606)  $(8,716,176)    $  123,498   $ (597,245)

Denominator:
Average number of common
 shares outstanding              3,353,581    3,342,278     3,337,620      3,337,620    3,337,620
Average number of stock
 options outstanding               316,079      320,415       282,055        145,000      145,000
-------------------------------------------------------------------------------------------------
   Total Shares                  3,669,660    3,662,693     3,619,675      3,482,620    3,482,620
-------------------------------------------------------------------------------------------------
Diluted Earnings Per Share      $      .06  $      (.95)  $     (2.61)    $      .04   $     (.18)
=================================================================================================

                                                            Quarters
                                                            --------
1996                               1st           2nd           3rd           4th          Total
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share
Computation

Numerator: Net Loss             $ (816,079) $(1,238,827)   $ (485,318)   $ (634,382) $(3,174,606)

Denominator:
Average number of common
 shares outstanding              3,337,620    3,337,620     3,337,620     3,356,098    3,342,278
------------------------------------------------------------------------------------------------
Basic Earnings Per Share        $     (.24) $      (.37)   $     (.15)   $     (.19)  $     (.95)
================================================================================================

Diluted Earnings Per Share
Computation

Numerator: Net Loss             $ (816,079) $(1,238,827)   $ (485,318)   $ (634,382) $(3,174,606)

Denominator:
Average number of common
 shares outstanding              3,337,620    3,337,620     3,337,620     3,356,098    3,342,278
Average number of stock
 options outstanding               303,703      315,374       338,565       323,783      320,415
------------------------------------------------------------------------------------------------
   Total Shares                  3,641,323    3,652,994     3,676,185     3,679,881    3,662,693
------------------------------------------------------------------------------------------------
Diluted Earnings Per Share      $     (.24) $      (.37)   $     (.15)   $     (.19)  $     (.95)
================================================================================================

<PAGE 33>

                                                            Quarters
                                                            --------
1997                               1st           2nd           3rd           4th          Total
-----------------------------------------------------------------------------------------------
Basic Earnings Per Share
Computation

Numerator: Net Income/(Loss)    $  280,985    $  222,271    $  185,900   $ (486,419)  $  202,737

Denominator:
Average number of common
 shares outstanding              3,368,837     3,329,734     3,353,504    3,362,321    3,353,581
------------------------------------------------------------------------------------------------
   Basic Earnings Per Share     $      .08    $      .07    $      .06   $     (.15)  $      .06
================================================================================================

Diluted Earnings Per Share
Computation

Numerator: Net Income/(Loss)    $  280,985    $  222,271    $  185,900   $ (486,419)  $  202,737

Denominator:
Average number of common
 shares outstanding              3,368,837     3,329,734     3,353,504    3,362,321    3,353,581
Average number of stock
 options outstanding               298,522       329,975       316,837      318,750      316,079
------------------------------------------------------------------------------------------------
   Total Shares                  3,667,359     3,659,709     3,670,341    3,681,071    3,669,660
------------------------------------------------------------------------------------------------
Diluted Earnings Per Share      $      .08    $      .06    $      .05   $     (.15)  $   .06 (A)
================================================================================================

(A) The total for the year does not equal the sum of the quarters due to the antidilutive effect for the fourth quarter.


12. Restructuring and Other Charges:

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

In the United States, the consolidation of the Bridgeport, Connecticut and North Carolina facilities was completed in 1996. Additional severance charges were incurred as the Company reorganized its senior and middle management organization. These steps resulted in a reduction of ninety-five positions in 1996.

In 1997, the Company reorganized its Medical Sales Division and
completed   its   previously  mentioned   restructuring   plan.
Additional reserves were established to write-down certain assets of the Bridgeport facility.

The remaining accrual balance of $558,000 is adequate to cover currently planned remaining restructuring activities.

Restructuring Reserve
(Dollars in thousands)                        1997        1996         1995
---------------------------------------------------------------------------
Balance, beginning of year              $      755     $ 2,550     $      -
---------------------------------------------------------------------------
Charges to Operations:
  Severance Costs                                -       1,039          683
  Lease Termination                              -           -        1,466
  Exit Costs                                  (144)         58            -
  Asset Valuation                                -           -          749
  Manufacturing Relocation                       -         290            -
  Inventory Reduction and
   Other Charges                                 -         392          238
  Asset Write-down                             530           -            -
---------------------------------------------------------------------------
  Total Charges to Operations                  386       1,779        3,136
---------------------------------------------------------------------------
<PAGE 34>

Costs incurred:
  Divestiture of Altenbach                       -       1,892            -
  Severance Costs                              340       1,000            -
  Exit Costs                                   130           -            -
  Asset Valuation                                -           -          586
  Manufacturing Relocation                      38         290            -
  Inventory Reduction and Idle
   Capacity                                     75         392            -
---------------------------------------------------------------------------
Total costs incurred                           583       3,574          586
---------------------------------------------------------------------------
Balance, end of year                      $    558    $    755     $  2,550
---------------------------------------------------------------------------
Cash Expenditures                         $    583    $  1,795     $      -
---------------------------------------------------------------------------
Number of Employee Terminations
 due to Restructuring Activities                22          95            -
---------------------------------------------------------------------------

13. Divestiture of Peter Altenbach & Sohne GmbH:

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

14. Sale of Marketing Rights:

On March 3, 1997, the Company sold its U.S. marketing rights of certain wound care products to Seton Healthcare International Limited of Oldham, U.K. The sale price was approximately $2.0 million, and the proceeds were used to pay off $1.7 million of debt, and repurchase 64,620 shares of the Company's common stock. The transaction resulted in a gain of $846,000, which is reported as Other Income on the Consolidated Statements of Income (Loss).

15. Purchase of Inventory from Rotex Division of Esselte Canada:

On December 8, 1997, the Company purchased the majority of the inventory of the Rotex Division of Esselte Canada. This inventory was purchased for $967,000 with a debt financing of $564,800, and assumed liabilities of $402,200. This represents an expansion of Acme's office products business in Canada where Acme distributes a broad range of office products to most of the major distributors and retail chains in Canada.

<PAGE 35>
REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  and Stockholders  of  Acme  United
Corporation:

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries as of
December 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
--------------------------------
    COOPERS & LYBRAND L.L.P.
    Hartford, Connecticut
    March 19, 1998

<PAGE 36>
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

On March 2, 1998 a decision was made by mutual agreement that Coopers & Lybrand L.L.P. would not be engaged as independent accountants for the year 1998 and would no longer serve in that capacity at the completion of the audit of the Company's financial statements for the fiscal year ended December 31, 1997. The decision was approved by the Company's Audit Committee. There were no disagreements between the Company and Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the years ended December 31, 1997 and 1996 and any interim periods within such years. The accountant's report on the Company's financial statements for the two years ended December 31, 1997 and 1996 have not contained an adverse opinion or a disclaimer of opinion, nor have they been qualified or modified in any respect. A Form 8-K was filed on March 6, 1998.

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

Name                   Age   Position Held with Company
-------------------    ---   -----------------------------------
Walter C. Johnsen      47    President, Chief Executive Officer
                             and Director
Gary D. Penisten       66    Chairman of the Board and Director
Brian S. Olschan       41    Senior Vice President-Sales and
                             Marketing
Cheryl L. Kendall      45    Vice President-Chief Financial
                             Officer, Secretary and Treasurer
David W. Clark, Jr.    60    Director
George R. Dunbar       74    Director
Newman M. Marsilius    80    Director not standing for reelection
Wayne R. Moore         67    Director
James L.L. Tullis      50    Director
Henry C. Wheeler       81    Director

Walter C. Johnsen has served as director since 1995 and as President and Chief Executive Officer since November 30, 1995. Prior to that he was Executive Vice President since January 24, 1995. He also was Chief Financial Officer from March 26, 1996 until June 30, 1996. Before joining the Company he was Vice Chairman and Principal of Marshall Products, Inc., a medical supply distributor.

Gary D. Penisten has served as director since 1994 and Chairman of the Board since February 27, 1996. He is a Director of D. E. Foster & Partners L.P., an executive search firm. From 1977 to 1988, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Sterling Drug Inc. in New York City.

Brian  S.  Olschan has served as Senior Vice President-Sales  and
Marketing since September 10, 1996. From 1991 to 1996, he was employed by General Cable Corporation in various executive positions including Vice President and General Manager of the Cordset and Assembly Business from 1994-1996.

Cheryl L. Kendall, CPA, has served as Vice President-Chief Financial Officer since July 1, 1996, and has also served as Secretary and Treasurer since September 24, 1996. She was Chief Financial Officer of Collegiate Marketing, Inc. from 1995-1996, and has held treasury, corporate planning, and accounting positions at Joyce International, Inc. (1988-1995) and Westinghouse Electric Corporation (1974-1987).

David W. Clark, Jr. has served as director since 1980. He is Managing Director of Pryor & Clark Company, an investment company. From July 1988 to June 1992, Mr. Clark was President of Corcap, Inc. which was spun out of Lydall, Inc. in July 1988. Mr. Clark joined Lydall in 1982 as Vice President-Treasurer and Director. He became Executive Vice President in 1977 and President in 1986. Until July of 1992, Mr. Clark was also Chairman of the Board of CompuDyne Corporation of which he remains a Director. He is also a Director of Checkpoint Systems, Inc., Thorofare, NJ and SSC Technologies, Bloomfield, Connecticut.

<PAGE 37>
George R. Dunbar has served as director since 1977. He is President of Dunbar Associates, a municipal management consulting firm. He was Former Chief Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut. Mr. Dunbar is also a Director of People's Bank, Bridgeport, Connecticut.

Newman M. Marsilius has served as director since 1956. He was Chairman of the Board (1978 - 1986) of The Producto Machine
Company, manufacturer of special machine tools and tooling products, Bridgeport, Connecticut. He is not standing for reelection.

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

         (Refer to Proxy Statement pages 6-10)

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         (Refer to Proxy Statement pages 1-2)

Item 13. Certain Relationships and Related Transactions

         (None)

<PAGE 38>
PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

  (a)  Documents filed as part of this report:

       1.  Financial Statements
                                                                   Page(s)
       Consolidated Balance Sheets                                  15-16
       Consolidated Statements of Income (Loss)                     13
       Consolidated Statements of Changes in Stockholders' Equity   14
       Consolidated Statements of Cash Flows                        17-18
       Notes to Consolidated Financial Statements                   19-34
       Report of Independent Accountants                            35


  2.  Financial Statement Schedules

       Schedule II                                                  40

       Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

  3.  Exhibits

       Exhibit 11 - Income/(Loss) Per Share Computation             41
       Exhibit 21 - Parents and Subsidiaries                        42
       Exhibit 23 - Consent of Independent Accountants              42

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

                Proof of Preferred Stock Certificate

  (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1997.
       A Form 8-K was filed by the Company on March 6, 1998.


<PAGE 39>
Report of Independent Accountants

To  the  Board  of  Directors  and Stockholders  of  Acme  United
Corporation:

Our  report  on  the  consolidated financial statements  of  Acme
United Corporation and Subsidiaries is included on page 35
of  this  Form  10-K.   In connection with  our  audits  of  such
financial statements, we have also audited the related financial statement schedule included on page 40 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.
--------------------------------
    COOPERS & LYBRAND L.L.P.
    Hartford, Connecticut
    March 19, 1998



<PAGE 40>
SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1997, 1996 and 1995

                                  Balance at    Charged to
                                 Beginning of    Costs and    Deductions and      Balance at
                                    Period        Expenses   Other Adjustments  End of Period
---------------------------------------------------------------------------------------------
1997
Restructuring Reserve             $  755,440    $  385,636       $  583,388       $  557,688
Inventory Reserves                   480,924             -          199,606          281,318
Allowance for Doubtful Accounts      197,755       155,622          101,298          252,079
--------------------------------------------------------------------------------------------
                                  $1,434,119    $  541,258       $  884,292       $1,091,085
--------------------------------------------------------------------------------------------
1996
Restructuring Reserve             $2,549,500(A) $  309,193       $2,103,253       $  755,440
Inventory Reserves                 3,611,355       121,966        3,252,397          480,924
Allowance for Doubtful Accounts      132,593       134,014           68,852          197,755
--------------------------------------------------------------------------------------------
                                  $6,293,448    $  565,173       $5,424,502       $1,434,119
--------------------------------------------------------------------------------------------
1995
Restructuring Reserve             $        -    $2,549,500(A)             -       $2,549,500(A)
Inventory Reserves                   230,000     3,381,355(B)             -        3,611,355
Allowance for Doubtful Accounts      197,822       116,321          181,550          132,593
--------------------------------------------------------------------------------------------
                                  $  427,822    $6,047,176       $  181,550       $6,293,448
--------------------------------------------------------------------------------------------

(A) Excludes $586,550 asset valuation charges relating to production assets
(B) Represents the 1995 Inventory Valuation Loss that is separately disclosed in the Consolidated Statements of Income
      (Loss)


<PAGE 41>
EXHIBIT 11
(For Exhibit to Form 10-K, 1997)

            ACME UNITED CORPORATION AND SUBSIDIARIES
               INCOME/(LOSS) PER SHARE COMPUTATION
                        BASIC AND DILUTED

BASIC
-----
1993 Net Loss    $  (597,245)  /  3,337,620 Shares  =   $(.18) Per Share
1994 Net Income  $   123,498   /  3,337,620 Shares  =     $.04 Per Share
1995 Net Loss    $(8,716,176)  /  3,337,620 Shares  =  $(2.61) Per Share
1996 Net Loss    $(3,174,606)  /  3,342,278 Shares  =   $(.95) Per Share
1997 Net Income  $   202,737   /  3,353,581 Shares  =   $  .06 Per Share


DILUTED (A)
-----------
1993 Net Loss    $  (597,245)  /  3,482,620 Shares  =   $(.18) Per Share
1994 Net Income  $   123,498   /  3,482,620 Shares  =     $.04 Per Share
1995 Net Loss    $(8,716,176)  /  3,619,675 Shares  =  $(2.61) Per Share
1996 Net Loss    $(3,174,606)  /  3,662,693 Shares  =   $(.95) Per Share
1997 Net Income  $   202,737   /  3,669,660 Shares  =     $.06 Per Share

(A) This calculation reflects the adoption of SFAS No. 128, "Earnings Per Share". See footnote 11.

<PAGE 42>
EXHIBIT 21
(For Exhibit to Form 10-K, 1997)


                    PARENTS AND SUBSIDIARIES


The Company was organized as a partnership in 1867 and incorporated in 1882 under the laws of the State of Connecticut as The Acme Shear Company. The corporate name was changed to Acme United Corporation in 1971.

There is no parent of the registrant.

Registrant has the following subsidiaries, all of which are totally held:

Name                                  State or Country of Incorporation
----                                  ---------------------------------
Acme United Limited                           Canada
Acme United, Ltd.                             England
Emil Schlemper GmbH                           Germany
Westcott Ruler Company, Inc.                  New York
The Acme Shear Company                        Connecticut


Only  Acme United Limited (Canada), Acme United, Ltd. (England)
and  Emil  Schlemper  GmbH  are active  and  included   in  the
consolidated financial statements.


EXHIBIT 23
(For Exhibit to Form 10-K, 1997)

               CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Acme United Corporation and Subsidiaries on Form S-8 (File No. 33-98918) of our reports dated March 19, 1998, on our audits of the consolidated financial statements and financial statement schedule of Acme
United Corporation and Subsidiaries as of December 31, 1997 and
1996, and for the three years in the period ended December 31, 1997, which reports are included in this Annual Report on Form
10-K.

/s/ COOPERS & LYBRAND L.L.P.
---------------------------------
    COOPERS & LYBRAND L.L.P.
    Hartford, Connecticut
    March 19, 1998


<PAGE 43>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.


ACME UNITED CORPORATION
(Registrant)

Signatures                         Titles

/s/ Walter C. Johsen
---------------------------
    Walter C. Johnsen              Chief Executive Officer and Director

/s/ Gary D. Penisten
---------------------------
    Gary D. Penisten               Chairman of the Board and Director

/s/ Cheryl L. Kendall
---------------------------
    Cheryl L. Kendall              Vice President-Chief Financial Officer,
                                   Secretary and Treasurer

/s/ Richard L. Windt
---------------------------
    Richard L. Windt               Vice President - Corporate Controller
                                   (Chief Accounting Officer)

/s/ David W. Clark, Jr.
---------------------------
    David W. Clark, Jr.             Director

/s/ George R. Dunar
---------------------------
    George R. Dunbar                Director

/s/ Newman M. Marsilius
---------------------------
    Newman M. Marsilius             Director

/s/ Wayne R. Moore
---------------------------
    Wayne R. Moore                  Director

/s/ James L.L. Tullis
---------------------------
    James L.L. Tullis               Director

/s/ Henry C. Wheeler
---------------------------
    Henry C. Wheeler                Director



<PAGE 44>
OFFICERS

Walter C. Johnsen
President and Chief Executive
Officer

Gary D. Penisten
Chairman of the Board

Brian S. Olschan
Senior Vice President-Sales and
Marketing

Cheryl L. Kendall
Vice President-Chief Financial
Officer, Secretary and Treasurer

James A. Benkovic
Vice President-Consumer Sales

David N. Buck
Vice President-Medical Sales

Richard L. Windt
Vice President-Corporate Controller


FOREIGN KEY MANAGEMENT

James A. Brownrigg
General Manager
Acme United Limited
(Canada)

Wolfgang M. Lange
Managing Director
Emil Schlemper GmbH
(Germany)

Kenneth T. McCabe
Managing Director
Acme United Ltd.
(England)


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

TRANSFER AGENTS
American Stock Transfer Company
40 Wall Street
New York, N.Y. 10005

STOCK LISTING
The stock of Acme United Corporation is
traded on the
American Stock Exchange under the
symbol ACU.

COUNSEL
Marsh, Day & Calhoun
Southport, Connecticut

AUDITORS
Coopers & Lybrand, L.L.P.
Hartford, Connecticut

ANNUAL MEETING
will be held at 11 a.m., Monday,
April 27, 1998 at The American Stock
Exchange, 86 Trinity Place,
New York, New York

