Form 10-Q
period 1998-03-31
ACME UNITED CORP
filed 1998-05-04
CIK 2098

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


                            FORM l0-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number Q4823


                     ACME UNITED CORPORATION
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)


Connecticut                                            06-0236700
-------------------------------               -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)


75 Kings Highway Cutoff, Fairfield, Connecticut             06430
-----------------------------------------------         ---------
(Address of principal executive offices)               (Zip Code)

                         (203) 332-7330
                         --------------
       Registrant's telephone number, including area code


-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X]      No [ ]


Registrant had 3,369,875 shares outstanding as of April 30, 1998 of its $ 2.50 par value Common Stock.



<PAGE 2>
PART  1 - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)

ASSETS

                                                    MARCH 31        DECEMBER 31
                                                        1998               1997
                                                  (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------
Current Assets:
  Cash and cash equivalents                      $        21        $        25
  Accounts receivable, net                             7,445              7,446
  Inventories:
   Finished goods                                      7,325              7,658
   Work in process                                     2,246              1,229
   Raw materials and supplies                          4,258              5,194
                                                 -----------        -----------
                                                      13,829             14,081
  Prepaid expenses and other current assets            1,004                176
                                                 -----------        -----------
     Total current assets                             22,299             21,728

Property, plant and equipment
  Land                                                   415                420
  Buildings                                            3,678              3,746
  Machinery and equipment                             15,962             15,528
                                                 -----------        -----------
                                                      20,055             19,694
  Less accumulated depreciation                       12,996             12,929
                                                 -----------        -----------
                                                       7,059              6,765

Other assets                                             807                837
Goodwill                                                 522                527
                                                 -----------        -----------
Total assets                                     $    30,687        $    29,857
                                                 ===========        ===========

See notes to condensed consolidated financial statements



<PAGE 3>
ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL AMOUNTS IN THOUSANDS)


                                                    MARCH 31         DECEMBER 31
                                                        1998                1997
                                                  (UNAUDITED)         (UNAUDITED)
                                                 -----------        ------------
LIABILITIES

Current Liabilities:
  Accounts payable                               $     4,392        $     3,525
  Notes payable                                        3,575              3,727
  Restructuring liability                                557                557
  Other accrued liabilities                            3,202              3,902
                                                 -----------        -----------
     Total current liabilities                        11,726             11,711

Long term debt                                        12,741             11,852
                                                 -----------        -----------
     Total liabilities                                24,467             23,563


STOCKHOLDERS' EQUITY

Common stock, par value $2.50:
  Authorized-4,000,000 shares;
  Issued-3,481,495 shares in 1998
  and 3,473,995 shares in 1997                         8,704              8,685
Additional paid-in capital                             2,249              2,238
Retained-earnings deficit                             (2,806)            (2,714)
Translation adjustment                                (1,238)            (1,226)
Treasury stock-111,620 shares                           (689)              (689)
                                                 -----------        -----------
     Total stockholders' equity                        6,220              6,294
                                                 -----------        -----------
     Total liabilities and stockholders' equity  $    30,687        $    29,857
                                                 ===========        ===========

See notes to condensed consolidated financial statements



<PAGE 4>
ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    THREE MONTHS ENDED MARCH 31
                                                        1998               1997
                                                 -----------        -----------
Net sales                                        $    11,045        $    10,880
Other income                                              53                885
                                                 -----------        -----------
                                                      11,098             11,765

Costs and expenses:
  Cost of goods sold                                   8,222              7,700
  Selling, general and administrative expenses         2,635              2,972
Interest expense                                         338                282
Restructuring and other charges                          ---                530
                                                 -----------        -----------
                                                      11,195             11,484
                                                 -----------        -----------

(Loss) income before income taxes                        (97)               281
(Benefit) provision for income taxes                      (5)               ---
                                                 -----------        -----------
Net (loss) income                                        (92)               281

Other comprehensive expenses-
  foreign currency translation                           (12)              (123)
                                                 -----------        -----------
Comprehensive (loss) income                      $      (104)       $       158
                                                 ===========        ===========

Basic (loss) earnings per share                  $      (.03)       $       .08
                                                 ===========        ===========

Diluted (loss) earnings per share                $      (.03)       $       .08
                                                 ===========        ===========

Weighted average number of common shares
  outstanding-denominator for basic
  per share computation                                3,368              3,369
Weighted average number of dilutive stock options
  outstanding                                            ---                298
                                                 -----------        -----------

Denominator for diluted per share computation          3,368              3,667
                                                 ===========        ===========

See notes to condensed consolidated financial statements


<PAGE 5>
ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(ALL AMOUNTS IN THOUSANDS)

                                                 THREE MONTHS ENDED MARCH 31
                                                        1998            1997

                                                 -----------     -----------
Operating activities:
Net (loss) income                                $       (92)    $       281
  Adjustments to reconcile net (loss) income to
  net cash used by operating activities:
    Depreciation                                         263             202
    Amortization                                           6              70
    Increase in deferred income taxes                     28             ---
    Gain on disposal of property, plant, and equipment    (3)            ---

  Change in operating assets and liabilities:
    Accounts receivable                                 (410)         (1,440)
    Inventories                                          255          (2,270)
    Prepaid expenses and other current assets           (425)           (210)
    Other assets                                           3             976
    Accounts payable                                     869           1,602
    Other accrued liabilities                           (692)            671
                                                 -----------     -----------
  Net cash used by operating activities                 (198)           (118)
                                                 -----------     -----------
Investing activities:
   Capital expenditures                                 (647)           (388)
   Proceeds from sale of property, plant,
   and equipment                                          44             ---
                                                 -----------     -----------
   Net cash used by investing activities                (603)           (388)
                                                 -----------     -----------
Financing activities:
   Net borrowings                                        767             678
   Treasury Stock purchased                              ---            (330)
   Common Stock issued for stock options exercised        30               9
                                                 -----------     -----------
Net cash provided by financing activities                797             357
                                                 -----------     -----------

Effect of exchange rate changes on cash                  ---              (1)
                                                 -----------     -----------
Net change in cash and cash equivalents                   (4)           (150)

Cash and cash equivalents at beginning of period          25             427
                                                 -----------     -----------
Cash and cash equivalents at end of period       $        21     $       277
                                                 ===========     ===========

See notes to condensed consolidated financial statements



<PAGE 6>
ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1997 for such disclosures. The condensed balance sheet as of December 31, 1997 was derived from the audited financial statements as of that date. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2. The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") as of its December 31, 1997 year-end. As such, per share amounts for the first quarter of 1997 as presented herein reflect the adoption of SFAS. Such adoption did not have a significant impact.


3. As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under SFAS 130 the Company's foreign currency translation adjustments, which are reported separately in shareholders' equity, are also required to be included in the determination of other comprehensive income or loss. The prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

4. The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. Based on information available, the Company does not expect a significant impact on the financial position, future operations or cash flows of the Company, relating to these matters.

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

<PAGE 7>
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year. Consolidated net sales for the quarter ended March 31, 1998 were $11,045,000, compared to $10,880,000 for the same period last year, an increase of $165,000, or 2%. Sales for the first quarter of 1997 included $965,000 for product lines that were sold to Seton Healthcare International Limited ("Seton") in 1997. Sales for the first quarter of 1998 of $440,000 were associated with the Rotex division of Esselte Canada which the Company purchased in December 1997. Net sales for the first quarter of 1998 adjusted for the Seton sale and Rotex purchase were $690,000, or 7%, higher than the first quarter of 1997 similarly adjusted.

Domestic consumer net sales totaled $5,505,000 in the first quarter of 1998, compared to $4,575,000 in the first quarter of 1997, an increase of $930,000, or 20%. The sales growth was due to an increase in the core business and product line expansion. Net sales from foreign operations were $2,966,000 in the first quarter of 1998 compared to $2,491,000 in the first quarter of 1997. The sales increase of $475,000, or 19%, was primarily due to sales from the Rotex products. Net sales of medical products were $2,574,000 in the first quarter of 1998 compared to $3,814,000 in the first quarter of 1997, a decrease of $1,240,000. The revenue decline was primarily due to the sale of the Seton product line, and reduced sales to the Asian market.


Gross Profit Margin

For the quarter the Company reported a gross profit margin of 29.4% in 1998 compared to 32.6% in 1997. The margin for the consumer business declined slightly from 23.5% for the first quarter of 1997 to 22.9% for the first quarter of 1998. The margin for the medical business declined from 39.9% in the first quarter of 1997 to 34.3% for the first quarter of 1998. The decline was due primarily to sales mix.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses of $2,635,000 for the first quarter of 1998 decreased $337,000, or 11%, compared with the first quarter of 1997. The first quarter of 1997 included $162,000 of non-recurring charges. Excluding the non-recurring charges, SG&A expense in the first quarter of 1998 declined by $175,000 due to headcount reductions in the United Kingdom, and the elimination of certain expenses incurred in 1997 associated with the product lines sold to Seton.




<PAGE 8>
Net (Loss) Income

The Company reported a net loss for the first quarter of 1998 of $92,000, or $.03 per share, compared to a net income in the first quarter of 1997 of $281,000, or $.08 per share. The first quarter of 1997 included a gain on the sale of marketing rights to Seton offset by one-time charges; an increase in net income of $157,000 was recognized.


FINANCIAL CONDITION

Liquidity and Capital Resources

During the first quarter of 1998, the total debt increased by $737,000 compared to total debt at December 31, 1997. The increase supported capital expenditures and increased sales growth.

For the remainder of 1998, cash generated from operating activities is expected to be sufficient to reduce debt and fund capital expenditures. The Company's current debt and line of credit arrangements coupled with cash expected from operating activities are considered adequate to meet liquidity needs for the remainder of 1998.

The Company's working capital, current increase supported capital expenditures and increased sales growth.

For the remainder of 1998, cash generated from operating activities is expected to be sufficient to reduce debt and fund capital expenditures. The Company's current debt and line of credit arrangements coupled with cash expected from operating activities are considered adequate to meet liquidity needs for the remainder of 1998.

The Company's working capital, current ratio and long term debt to equity ratio follow:

                         March 31, 1998         December 31, 1997
                         --------------         -----------------
Working capital          $10,573,000            $10,017,000
Current ratio            1.90 to 1              1.86 to 1
Long term debt to
 equity ratio            2.05                   1.88



<PAGE 9>
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          none

ITEM 2.   CHANGES IN SECURITIES
          none

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          none

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.   The Annual Meeting was held on April 27, 1998.

     B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                   Votes       Votes       Votes
                                    for       against    withheld
                                 ---------  ----------- ---------
          David W. Clark, Jr.    3,020,482    208,108     141,285
          George R. Dunbar       3,020,408    208,182     141,285
          Richmond Y. Holden,Jr. 3,012,982    215,608     141,285
          Walter C. Johnsen      3,020,482    208,108     141,285
          Wayne R. Moore         3,020,408    208,182     141,285
          Gary D. Penisten       3,020,482    208,108     141,285
          James L.L. Tullis      3,020,482    208,108     141,285
          Henry C. Wheeler       3,020,408    208,182     141,285

     C. The Amendment to the Non-Salaried Director Stock Option Plan was approved with 1,786,876 shares voting for the Plan, 302,127 shares voting against the Plan, 104,302 votes withheld and 1,176,570 shares not voted.

     D. The Amendment to the Employees' Stock Option Plan was approved with 1,562,150 shares voting for the Plan, 526,956 shares voting against the Plan, and 104,199 votes withheld and 1,176,570 shares not voted.

ITEM 5.   OTHER INFORMATION
          none

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     A. Form 8-K was filed by the Company on March 6, 1998. A second Form 8-K was filed by the Company on April 6, 1998 and revised on April 17, 1998.




<PAGE 10>
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACME UNITED CORPORATION
                              -----------------------
                                   (Registrant)


Date:   April 30, 1998        /s/ Cheryl L. Kendall
                              -----------------------------
                                  Cheryl L. Kendall
                                  Vice President and
                                  Chief Financial Officer


Date:   April 30, 1998        /s/ Richard L. Windt
                              -----------------------------
                                  Richard L. Windt
                                  Vice President/Corporate
                                  Controller