Form 10-Q
period 1998-06-30
ACME UNITED CORP
filed 1998-08-12
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            ---------
                            FORM 10-Q
                            ---------


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                  Commission file number Q4823

                     ACME UNITED CORPORATION
                     -----------------------
     (Exact name of registrant as specified in its charter)


         CONNECTICUT                               06-0236700
         -----------                               ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


     75 KINGS HIGHWAY CUTOFF, FAIRFIELD, CONNECTICUT  06430
     ------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)


       Registrant's telephone number, including area code:
                         (203) 332-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No  [ ]

Registrant had 3,370,875 shares outstanding as of August 11, 1998 of its $2.50 par value Common Stock.

<PAGE 2>
                     ACME UNITED CORPORATION


                                                       Page
                                                       ----
Part I - FINANCIAL INFORMATION
    Item 1. Financial Statements
      Condensed Consolidated Balance Sheets              3
      Condensed Consolidated Statements of Operations
       and Comprehensive (Loss) Income                   5
      Condensed Consolidated Statements of Cash Flows    6
      Notes to Condensed Consolidated Financial
       Statements                                        7
    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  9

Part II - OTHER INFORMATION
    Item 1. Legal Proceedings                           11
    Item 2. Changes in Securities                       11
    Item 3. Defaults Upon Senior Securities             11
    Item 4. Submission of Matters to a Vote of
             Security Holders                           11
    Item 5. Other Information                           11
    Item 6. Exhibits and Reports on Form 8-K            11
    Signatures                                          12

<PAGE 3>

                         PART I. FINANACIAL INFORMATION
                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                               June 30    December 31
                                                  1998           1997
                                              --------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                   $     62       $     25
  Accounts receivable, net                      10,360          7,446
  Inventories:
     Finished goods                              5,542          7,658
     Work in process                             2,199          1,229
     Raw materials and supplies                  5,072          5,194
                                              --------       --------
                                                12,813         14,081
  Prepaid expenses and other current assets      1,095            176
                                              --------       --------
          Total current assets                  24,330         21,728
                                              --------       --------
Property, plant and equipment:
  Land                                             419            420
  Buildings                                      3,703          3,746
  Machinery and equipment                       15,933         15,528
                                              --------       --------
                                                20,055         19,694
  Less accumulated depreciation                 12,894         12,929
                                              --------       --------
                                                 7,161          6,765
Other assets                                       828            837
Goodwill                                           517            527
                                              --------       --------
            Total assets                      $ 32,836       $ 29,857
                                              ========       ========

See notes to condensed consolidated financial statements.

<PAGE 4>
                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                           (all amounts in thousands)

                                               June 30    December 31
                                                  1998           1997
                                              --------    -----------
LIABILITIES

Current Liabilities:
  Cash overdraft arrangements                 $  1,022       $  2,538
  Accounts payable                               3,943          3,525
  Current portion of long term debt             14,003          1,189
  Restructuring liability                          532            557
  Other accrued liabilities                      3,933          3,902
                                              --------       --------
      Total current liabilities                 23,433         11,711
  Long term debt, less current portion           3,079         11,852
                                              --------       --------
       Total liabilities                        26,512         23,563
                                              --------       --------

STOCKHOLDERS' EQUITY

  Common stock, par value $2.50 :
    Authorized-4,000,000 shares;
    Issued-3,482,495 shares in 1998
    and 3,473,995 shares in 1997                 8,706          8,685
  Additional paid-in capital                     2,251          2,238
  Retained-earnings deficit                     (2,687)        (2,714)
  Accumulated other comprehensive loss -
   translation adjustment                       (1,257)        (1,226)
  Treasury stock-111,620 shares                   (689)          (689)
                                              --------       --------
      Total stockholders' equity                 6,324          6,294
                                              --------       --------
        Total liabilities and stockholders'
         equity                               $ 32,836       $ 29,857
                                              ========       ========

See notes to condensed consolidated financial statements.

<PAGE 5>

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)

                                  Three Months Ended      Six Months Ended
                                         June 30               June 30
                                  ------------------      ----------------
                                     1998       1997       1998       1997
                                    -----      -----      -----      -----
Revenues:
  Net sales                     $  12,718  $  12,854  $  23,763  $  23,734
  Other income                         72         57        132        942
                                ---------  ---------  ---------  ---------
      Total revenues               12,790     12,911     23,895     24,676
                                ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of goods sold                9,525      9,483     17,747     17,183
  Selling, general and
   administrative expenses          2,761      2,845      5,396      5,817
  Interest expense                    363        324        701        606
  Restructuring and other charges     ---        ---          7        530
                                ---------  ---------  ---------  ---------
      Total expenses               12,649     12,652     23,851     24,136
                                ---------  ---------  ---------  ---------
Income before income taxes            141        259         44        540
Provision for income taxes             22         37         17         37
                                ---------  ---------  ---------  ---------
Net income                            119        222         27        503

Other comprehensive expenses -
  foreign currency translation        (19)       (33)       (31)      (156)
                                ---------  ---------  ---------  ---------
Comprehensive income (loss)     $     100  $     189  $      (4) $     347
                                =========  =========  =========  =========
Basic earnings per share        $    0.04  $    0.07  $    0.01  $    0.15
                                =========  =========  =========  =========
Diluted earnings per share      $    0.03  $    0.06  $    0.01  $    0.14
                                =========  =========  =========  =========

Weighted average number of
  common shares outstanding-
  denominator for basic
  per share computation             3,370      3,330      3,369      3,349
Weighted average number of
  dilutive stock
  options outstanding                 353        330        339        314
                                ---------  ---------  ---------  ---------
Denominator for diluted per
  share computation                 3,723      3,660      3,708      3,663
                                =========  =========  =========  =========


See notes to condensed consolidated financial statements.

<PAGE 6>

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                          Six Months Ended
                                                               June 30
                                                          ----------------
                                                            1998      1997
                                                          ------    ------
Operating activities:
  Net income                                            $     27  $    503
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Gain on sale of marketing rights                        ---      (846)
     Depreciation                                            524       455
     Amortization                                             11        76
     Increase in deferred income taxes                        56       ---
     Gain on disposal of property, plant, and equipment       51       ---

  Change in operating assets and liabilities:
     Accounts receivable                                  (3,366)   (3,279)
     Inventories                                           1,225    (2,859)
     Prepaid expenses and other current assets              (506)     (983)
     Other assets                                            (18)      (12)
     Accounts payable                                        427     1,700
     Other accrued liabilities                               113       917
                                                        --------  --------
      Net cash used by operating activities               (1,456)   (4,328)
                                                        --------  --------

Investing activities:
  Capital expenditures                                    (1,284)     (922)
  Proceeds from sale of property, plant, and equipment       300       165
  Proceeds from sale of marketing rights                     ---     1,915
                                                        --------  --------
      Net cash (used) provided by investing activities      (984)    1,158
                                                        --------  --------

Financing activities:
  Proceeds from long term debt and credit arrangements     3,741     3,509
  Payments on long term debt and credit arrangements      (1,295)     (592)
  Common stock issued for stock options exercised             33        96
                                                        --------  --------
     Net cash provided by financing activities             2,479     3,013
                                                        --------  --------
Effect of exchange rate changes on cash                       (2)        2
                                                        --------  --------
Net change in cash and cash equivalents                       37      (155)

Cash and cash equivalents at beginning of period              25       427
                                                        --------  --------
Cash and cash equivalents at end of period              $     62  $    272
                                                        ========  ========

See notes to condensed consolidated financial statements.

<PAGE 7>
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 -
  In the opinion of Management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1997 for such disclosures. The condensed balance sheet as of December 31, 1997 was derived from the audited financial statements as of that date. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 -
  The Company adopted Financial Accounting Standards Board
Statement of Financial Accounting Standards No. 128, "Earnings
Per Share" ("SFAS 128") as of its December 31, 1997 year-end. As such, per share amounts for 1997 as presented herein reflect the adoption of SFAS 128.

Note 3 -
  As of January 1, 1998, the Company adopted SFAS 130,
"Reporting Comprehensive Income". The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Under SFAS 130 the Company's foreign currency translation adjustments, which are reported separately in shareholders' equity, are also required to be included in the determination of other comprehensive income or loss. The prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Note 4 -
  The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. During the quarter, the Company was released from the majority of the lawsuits. While the remaining lawsuits are still in preliminary stages, there is no indication the Company's products were involved. Based on information available, the Company does not expect a significant impact on the financial position, future operations or cash flows of the Company, relating to these matters.

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

<PAGE 8>
Note 5 -
  Long term debt consisted of the following:
  (all amounts in thousands) (UNAUDITED)

                                            June 30   December 31
                                               1998          1997
                                          ---------   -----------

          Revolving Line of Credit        $  11,379     $  10,915
          Revolving Loan                      2,541           ---
          Term Loan                           1,336           600
          Mortgage and Other Notes Payable    1,826         1,526
                                          ---------     ---------
                                          $  17,082     $  13,041
                                          ---------     ---------
          Less, Current Portion              14,003         1,189
                                          ---------     ---------
                                          $   3,079     $  11,852
                                          =========     =========

  The Company's Revolving Line of Credit and Term Loan are due in May of 1999. As of June 30, 1998, the Company reclassified $12,715,000 of the related debt from long term to current to reflect its maturity date of May, 1999. The Company is currently in negotiations with its lender to extend the maturity date and fully expects to complete such arrangement prior to December, 1998.

  On May 19, 1998, the Company negotiated a $3,500,000 Revolving
Loan with its current lender. Under this agreement, the amount available is determined using an asset based formula. The loan matures May 19, 2001 with interest at the prime rate.


<PAGE 9>
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       For the Three and Six Months Ended June 30, 1998


Results of Operations

 Net Sales

  Consolidated net sales for the quarter ended June 30, 1998 were $12,718,000 compared with $12,854,000 for the same period last year. In 1997, Acme sold the marketing rights of certain wound care products to Seton Healthcare International Limited. Excluding the impact of Seton, net sales increased by $536,000, or 4%, compared with the second quarter of 1997.

  Net sales were $23,763,000 for the first half of 1998, compared with net sales of $23,734,000 for the first half of 1997. Net sales in 1997 included $1,612,000 for Seton products. Excluding Seton, sales increased $1,641,000, or 7%, for the first half of 1998 compared with the first half of 1997.

  Consumer products net sales of $10,273,000 in the second quarter of 1998 increased 10% compared with $9,342,000 in the second quarter 1997. Revenues in the U.S. market grew 8% due to an increase in sales in the first aid, ruler and manufactured stainless steel scissors product lines. Sales of Tagit!, the patented children's scissor line, began during the quarter with shipments to Kmart, Staples, Office Depot and others.

  Medical products net sales of $2,445,000 in the second quarter of 1998 decreased $1,067,000, or 30%, compared with $3,512,000 in the second quarter 1997. The revenue decline was primarily due to the sale of the Seton line. The core hospital kit and tray business is gaining new conversions. In June, the division won a supply contract with a national alternative care distributor to consolidate minor procedure kits around its product line. Revenues from this contract are expected to exceed $4 million over the next three years with shipments beginning in the third quarter 1998.

  International sales grew by 15% for the second quarter primarily due to the purchase of the Rotex Division of Esselte Canada. Excluding currency fluctuations, sales for the second quarter of 1998 were 18% higher than the second quarter of 1997.

 Gross Profit Margin

  For the second quarter the Company's gross profit margin was 25.1% compared with 26.2% for the second quarter of 1997. The consumer gross margin improved from 22.2% in 1997 to 23.3% in 1998. The medical gross margin declined from 36.7% in 1997 to 32.5% in 1998. The gross profit margin for the first half was 26.2% compared to 27.6% for the first half of 1997. The consumer gross margin improved from 22.8% in 1997 to 23.1% in 1998. The medical gross margin declined from 38.2% in 1997 to 33.4% in 1998. The consumer improvement is attributed to product mix and higher margins on new products. The medical decline resulted from a loss of the high margin Seton products, lower sales of high margin products to the Asian market and lower manufacturing production.

 Selling, General and Administrative Expenses

  Selling, general and administrative ("SG&A") expenses for the second quarter of 1998 were $2,761,000 compared with $2,845,000 for the same period of 1997, a decrease of $84,000, or 3%. SG&A expenses of $5,396,000 for the first half of 1998 decreased $421,000, or 7%, compared with the first quarter of 1997. The first half of 1997 included $162,000 of non-recurring charges. Excluding the non-recurring charges, SG&A expense in the first half of 1998 declined by $259,000, or 5%, due to headcount reductions in the United Kingdom, and the elimination of certain expenses incurred in 1997 associated with the product lines sold to Seton offset by higher commissions in the consumer business associated with increased sales.

<PAGE 10>
 Provision for Income Taxes

  The Company has tax operating loss carryforwards in the United States, England and Germany. The tax provision for the three and six months periods ended June 30, 1998 was $22,000 and $18,000, respectively, compared with $37,000 for the same periods for 1997. The tax provision includes minimum state and local tax obligations net of the benefit of net operating losses utilized.

 Net Income

  The Company reported net income for the second quarter of 1998 of $119,000, or 3 cents per share (diluted), compared with net income of $222,000, or 6 cents per share (diluted), for the second quarter of 1997. For the first half of 1998, net income was $27,000, or one cent per share (diluted), compared with net income of $503,000, or 14 cents per share (diluted), for the same period in 1997. The first half of 1997 included a gain of the sale of marketing rights to Seton offset by one-time charges; an increase in net income of $157,000 was recognized.

Financial Condition

 Liquidity and Capital Resources

  During the first half of 1998, the total debt increased by $2,525,000 compared to total debt at December 31, 1997. Of the increase, $1,482,000 was related to the Company's Acme United Limited subsidiary where a new loan agreement was negotiated utilizing an asset based lending formula that provides increased working capital to support the Rotex acquisition and sales growth. The remaining increase supported capital expenditures and increased sales growth in U.S. operations.

  For the remainder of 1998, cash generated from operating activities is expected to be sufficient to reduce debt and fund capital expenditures. The Company's current credit arrangements coupled with cash expected from operating activities are considered adequate to meet liquidity needs for the remainder of 1998.

  The Company's working capital, current ratio and long term debt to equity ratio follow:

                                      June 30, 1998   December 31, 1997
                                      -------------   -----------------
      Working capital                      $897,000         $10,017,000
      Current ratio                       1.04 to 1           1.86 to 1
      Long term debt to equity ratio            .49                1.88

  Debt of $12,715,000 as of June 30, 1998 was reclassified during the second quarter of 1998 from long term to current to reflect its maturity date of May, 1999. The Company is currently in negotiations with its lender to extend the maturity date and fully expects to complete such an arrangement prior to December, 1998.

<PAGE 11>
                  PART II. OTHER INFORMATION
Item 1 - Legal Proceedings
  None.

Item 2 - Changes in Securities
  None.

Item 3 - Defaults Upon Senior Securities
  None.

Item 4 - Submission of Matters to a Vote of Security Holders
  None.

Item 5 - Other Information
  None.

Item 6 - Exhibits and Reports on Form 8-K
  Form 8-K was filed by the Company on April 6, 1998, and revised on April 17, 1998.


<PAGE 12>
                          SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACME UNITED CORPORATION

By  /s/ Cheryl L. Kendall
    ---------------------------
        Cheryl L. Kendall
        Vice President and
        Chief Financial Officer

Dated:  August 11, 1998

By  /s/ Richard l. Windt
    ---------------------------
        Richard L. Windt
        Vice President and
        Corporate Controller

Dated:  August 11, 1998