Form 10-Q
period 1998-09-30
ACME UNITED CORP
filed 1998-11-13
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           ---------
                           FORM 10-Q
                           ---------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                 Commission file number Q4823

                    ACME UNITED CORPORATION
                    -----------------------
    (Exact name of registrant as specified in its charter)

         CONNECTICUT                         06-0236700
         -----------                         ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

   75 KINGS HIGHWAY CUTOFF, FAIRFIELD, CONNECTICUT     06430
   ---------------------------------------------------------
   (Address of principal executive offices)       (Zip Code)

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

Registrant had 3,377,488 shares outstanding as of November 11, 1998 of its $2.50 par value Common Stock.

<PAGE 2>
                    ACME UNITED CORPORATION


                                                                  Page
                                                                  ----
Part I - FINANCIAL INFORMATION
     Item 1. Financial Statements
          Condensed Consolidated Balance Sheets..................   3
          Condensed Consolidated Statements of Operations
            and Comprehensive Income.............................   5
          Condensed Consolidated Statements of Cash Flows........   6
          Notes to Condensed Consolidated Financial Statements...   7
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......   9

Part II - OTHER INFORMATION
     Item 1. Legal Proceedings...................................  12
     Item 2. Changes in Securities...............................  12
     Item 3. Defaults Upon Senior Securities.....................  12
     Item 4. Submission of Matters to a Vote of Security Holders.  12
     Item 5. Other Information...................................  12
     Item 6. Exhibits and Reports on Form 8-K....................  12
     Signatures..................................................  12

<PAGE 3>
                PART I. FINANACIAL INFORMATION
                    ACME UNITED CORPORATION

             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)
                  (all amounts in thousands)

                                          September 30      December 31
                                              1998              1997
                                          ------------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents                   $    331         $     25
  Accounts receivable, net                      11,955            7,446
  Inventories:
     Finished goods                              5,338            7,658
     Work in process                             2,118            1,229
     Raw materials and supplies                  4,885            5,194
                                              --------         --------
                                                12,341           14,081
  Prepaid expenses and other current assets        901              176
                                              --------         --------
          Total current assets                  25,528           21,728
                                              --------         --------
Property, plant and equipment:
  Land                                             219              205
  Buildings                                      2,178            2,126
  Machinery and equipment                       16,343           15,528
                                              --------         --------
                                                18,740           17,859
  Less accumulated depreciation                 12,022           11,624
                                              --------         --------
                                                 6,718            6,235
Other assets                                       825              837
Goodwill                                           513              527
                                              --------         --------
            Total assets                      $ 33,584         $ 29,327
                                              ========         ========

   See notes to condensed consolidated financial statements.

<PAGE 4>
                    ACME UNITED CORPORATION
       CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                          (UNAUDITED)
                  (all amounts in thousands)

                                          September 30      December 31
                                              1998              1997
                                          ------------      -----------

LIABILITIES

Current Liabilities:
  Cash overdraft                              $    813         $  2,538
  Accounts payable                               3,863            3,525
  Current portion of long term debt             14,542            1,189
  Restructuring liability                          ---               27
  Other accrued liabilities                      4,662            3,902
                                              --------         --------
      Total current liabilities                 23,880           11,181
  Long term debt, less current portion           3,276           11,852
                                              --------         --------
       Total liabilities                        27,156           23,033
                                              --------         --------
STOCKHOLDERS' EQUITY

Common stock, par value $2.50 :
  Authorized-4,000,000 shares;
  Issued-3,482,495 shares in 1998
  and 3,473,995 shares in 1997                   8,706            8,685
Additional paid-in capital                       2,251            2,238
Retained-earnings deficit                       (2,617)          (2,714)
Accumulated other comprehensive loss -
  translation adjustment                        (1,223)          (1,226)
Treasury stock-111,620 shares                     (689)            (689)
                                              --------         --------
  Total stockholders' equity                     6,428            6,294
                                              --------         --------
   Total liabilities and stockholders' equity $ 33,584         $ 29,327
                                              ========         ========

   See notes to condensed consolidated financial statements.

<PAGE 5>

                    ACME UNITED CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
     (all amounts in thousands, except per share amounts)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                   ------------------    -----------------
                                       1998      1997       1998      1997
                                   ------------------    -----------------
Revenues:
  Net sales                       $ 13,382   $ 12,715   $ 37,145  $ 36,449
  Other income                         125        104        257     1,046
                                  --------   --------   --------  --------
      Total revenues                13,507     12,819     37,402    37,495
                                  --------   --------   --------  --------
Costs and expenses:
  Cost of goods sold                10,289      9,316     28,036    26,499
  Selling, general and
    administrative expenses          2,737      2,925      8,133     8,742
  Interest expense                     412        354      1,113       960
  Restructuring and other charges        1        ---          8       530
                                  --------   --------   --------  --------
      Total expenses                13,439     12,595     37,290    36,731
                                  --------   --------   --------  --------
Income before income taxes              68        224        112       764
Provision for income taxes              (2)        38         15        75
                                  --------   --------   --------  --------
Net income                              70        186         97       689

Other comprehensive income (expense) -
  foreign currency translation          34        (29)         3      (185)
                                  --------   --------   --------  --------
Comprehensive income              $    104   $    157   $    100  $    504
                                  ========   ========   ========  ========
Basic earnings per share          $   0.02   $   0.06   $   0.03  $   0.21
                                  ========   ========   ========  ========
Diluted earnings per share        $   0.02   $   0.05   $   0.03  $   0.19
                                  ========   ========   ========  ========
Weighted average number of common
  shares outstanding- denominator
  for basic per share computation    3,371      3,354      3,370     3,351
Weighted average number of
  dilutive stock options
  outstanding                          365        317        348       315
                                  --------   --------   --------  --------
Denominator for diluted per
  share computation                  3,736      3,671      3,718     3,666
                                  ========   ========   ========  ========

   See notes to condensed consolidated financial statements.

<PAGE 6>

                    ACME UNITED CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                  (all amounts in thousands)

                                                       Nine Months Ended
                                                          September 30
                                                       -----------------
                                                          1998      1997
                                                       -----------------
Operating activities:
  Net income                                           $    97   $   689
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Gain on sale of marketing rights                       ---      (846)
    Depreciation                                           782       772
    Amortization                                            17        81
    Increase in deferred income taxes                       56        22
    Gain on disposal of property, plant, and equipment     (90)      ---

    Changes in operating assets and liabilities:
      Accounts receivable                               (5,007)   (3,872)
      Inventories                                        1,720    (2,481)
      Prepaid expenses and other current assets           (259)     (158)
      Other assets                                         (15)      (10)
      Accounts payable                                     311       836
      Other accrued liabilities                            780       663
                                                       -------   -------
        Net cash used by operating activities           (1,608)   (4,304)
                                                       -------   -------
Investing activities:
  Capital expenditures                                  (1,474)   (1,439)
  Proceeds from sales of property, plant, and equipment    446       258
  Proceeds from sale of marketing rights                   ---     1,915
                                                       -------   -------
      Net cash (used) provided by investing activities  (1,028)      734
                                                       -------   -------
Financing activities:
  Proceeds from long term debt and credit arrangements   3,488     3,788
  Payments on long term debt and credit arrangements      (578)     (705)
  Stock options exercised                                   34       139
                                                       -------   -------
      Net cash provided by financing activities          2,944     3,222
                                                       -------   -------
Effect of exchange rate changes on cash                     (2)        3
                                                       -------   -------
Net change in cash and cash equivalents                    306      (345)

Cash and cash equivalents at beginning of period            25       427
                                                       -------   -------

Cash and cash equivalents at end of period             $   331   $    82
                                                       =======   =======

   See notes to condensed consolidated financial statements.

<PAGE 7>
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Note 1 -
  In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1997 for such disclosures. The condensed balance sheet as of December 31, 1997 was derived from the audited financial statements as of that date. However, certain reclassifications have been made thereto to conform to the 1998 presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 -
  The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While four lawsuits remain, they are still in preliminary stages and there is no indication the Company's products were involved. Based on information available, the Company believes that it is not reasonably possible that a material adverse impact on financial position, results of operations, or liquidity, may result from environmental and product liabilities, either individually or in aggregate.

  The Company's Year 2000 Task Force is completing its assessment of the impact of the Year 2000. The Task Force is in the process of determining an action plan for testing and validating all systems. In the U.S., the Company implemented a new information system in 1997, which it believes addresses any computer system issues related to the Year 2000. Management believes that the Year 2000 issue will not materially affect future financial results.

<PAGE 8>
Note 5 -
  Long term debt consisted of the following:
       (all amounts in thousands)
                                          September 30   December31
                                              1998           1997
                                          ------------   ----------

          Revolving Line of Credit           $  11,780    $  10,915
          Revolving Loan                         2,758          ---
          Term Loan                              1,385          600
          Mortgage and Other Notes Payable       1,895        1,526
                                             ---------    ---------
                                                17,818       13,041
                                             ---------    ---------
          Less, Current Portion                 14,542        1,189
                                             ---------    ---------
                                             $   3,276    $  11,852
                                             =========    =========

  The Company's Revolving Line of Credit and Term Loan are due in May of 1999. The Company is currently in negotiations with its lender to extend the maturity date and fully expects to complete such arrangement prior to December of 1998.

  On May 19, 1998, the Company negotiated a $3,500,000
Revolving Loan with its current lender. Under this agreement, the amount available is determined using an asset based formula. The loan matures May 19, 2001 and bears interest at the prime rate.

<PAGE 9>
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    For the Three and Nine Months Ended September 30, 1998

Results of Operations

 Net Sales

  Consolidated net sales for the quarter ended September 30, 1998 were $13,382,000 compared with $12,715,000, or 5% higher, for the same period last year. In 1997, Acme sold the marketing rights of certain wound care products to Seton Healthcare International Limited. In 1998, Acme acquired the Rotex Division of Esselte Canada. Excluding the impact of Seton, net sales increased by $1,033,000, or 8%, compared with the third quarter of 1997 with Rotex contributing $367,000, or 36%, of the increase in net sales.

  Net sales were $37,145,000 for the first nine months of 1998, compared with net sales of $36,449,000, or 2% higher, for the first nine months of 1997. Net sales in 1997 included $1,973,000 for Seton products. Excluding Seton, net sales increased by $2,669,000, or 8%, compared with the first nine months of 1997 with Rotex contributing $1,285,000, or 48%, of the increase in net sales.

  Consumer products net sales in the U.S. of $7,287,000 in the third quarter of 1998 increased 13% compared with $6,463,000 in the third quarter 1997. Sales of Tagit!, the patented children's scissor line, began during the second quarter with shipments to Kmart, Staples, Office Depot and others in time for the back-to-school season. Tagit! accounted for about half of the increase in net sales in the scissor category. Sales growth in the first aid product line resulted from sourcing and repackaging products to leverage distribution channels in combination with increased sales to existing customers and new customers. The company expects to exploit the innovative concept of Tagit! by expanding existing product lines including adult scissors and rulers.

  Medical products net sales of $2,730,000 in the third quarter of 1998 decreased $554,000, or 17%, compared with $3,284,000 in the third quarter 1997. Excluding Seton, net sales decreased $188,000, or 6%. The decline resulted from the lack of orders from a single Asian customer with core sales remaining steady. In June, the division won a supply contract with a national alternative care distributor to consolidate minor procedure kits around its product line. Revenues from this contract are expected to exceed $4 million over the next three years with shipments beginning during the quarter.

  International sales increased by 13% for the third quarter primarily due to Canada. Excluding currency fluctuations, international sales for the third quarter of 1998 were 18% higher than the third quarter of 1997. Canada sales increased 32% primarily due to the purchase of the Rotex Division of Esselte Canada. Excluding the acquisition, third quarter sales of the ongoing business improved 18% over prior year levels as the acquisition of Rotex has lead to strong growth in the existing Acme product lines. European sales were flat with 1997 levels.

 Gross Profit

  Consolidated gross profit for the third quarter of 1998 was $3,093,000 (23.1% of net sales) compared with $3,399,000 (26.7%
of net sales) for the third quarter of 1997. The U.S. consumer gross margin declined from 25.4% in 1997 to 24.2% in 1998. The decline resulted from cost increases in higher volume product lines and lower manufacturing efficiencies. The medical gross margin declined $493,000 from 37.3% in 1997 to 26.8% in 1998.
One third of this decline resulted from a loss of the high margin Seton products with the balance split between the loss of sales associated with a single Asian customer and lower manufacturing efficiencies. The international gross margin declined from 17.9% in 1997 to 14.9% in 1998, primarily due to Canada where lower margin products were sold from the Rotex acquisition.

  Consolidated gross profit for the first nine months of 1998 was $9,109,000 (24.5% of net sales) compared with $9,950,000
(27.3% of net sales) for the first nine months of 1997. The consumer gross margin declined from 24.9% in 1997 to 25.1% in 1998. The medical gross margin declined from 38.1% in 1997 to 31.1% in 1998. The international gross margin declined from 18.8% in 1997 to 16.1% in 1998. Management expects to consolidate sourcing product from Asia to leverage its buying power to improve margins.

<PAGE 10>
 Selling, General and Administrative Expenses

  Selling, general and administrative ("SG&A") expenses for the third quarter of 1998 were $2,737,000 (20.5% of net sales) compared with $2,925,000 (23.0% of net sales) for the same period of 1997, a decrease of $188,000, or 6%. The primary reason for the decrease was headcount reductions in all locations except Canada, partially offset by an increase in advertising expense that contributed to an increase in sales and higher commission costs that resulted from increased sales. SG&A expenses for the first nine months of 1998 of $8,133,000 (21.9% of net sales) compared with $8,742,000 (24.0% of net sales), a decrease of $609,000, or 7%. The first nine months of 1997 included $162,000 of non-recurring charges. Excluding the non-recurring charges, SG&A expense in the first nine months of 1998 declined by $528,000, or 6%, due to headcount reductions, and the elimination of certain expenses incurred in 1997 associated with the product lines sold to Seton offset by higher commissions and advertising in the consumer business associated with increased sales.

 Provision for Income Taxes

  The Company has tax operating loss carryforwards in the United States, England and Germany in excess of $3.4 million. The tax provision for the three and nine months periods ended September 30, 1998 was ($2,000) and $38,000, respectively, compared with $15,000 and $75,000 for the same periods for 1997. The tax provision includes minimum state and local tax obligations net of the benefit of net operating losses utilized. Management is synchronizing its manufacturing, sourcing, and tax strategies to utilize loss carryforwards.

 Net Income

  The Company reported net income for the third quarter of 1998 of $70,000, or 2 cents per share (diluted), compared with net income of $186,000, or 5 cents per share (diluted), for the third quarter of 1997. For the first nine months of 1998, net income was $97,000, or 3 cents per share (diluted), compared with net income of $689,000, or 19 cents per share (diluted), for the same period in 1997. The first nine months of 1997 included a gain of the sale of marketing rights to Seton offset by one-time charges; an increase in net income of $157,000 was recognized.

Financial Condition

 Liquidity and Capital Resources

  During the first nine months of 1998, the total debt increased by $3,052,000 compared to total debt at December 31, 1997. Of the increase, $1,698,000 was related to the Company's Acme United Limited subsidiary where a new loan agreement was negotiated in May of 1998 utilizing an asset based lending formula that provides increased working capital to support the Rotex acquisition and sales growth. The remaining increase supported capital expenditures and increased sales growth in U.S. operations.

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

  The Company's working capital, current ratio and long term debt to equity ratio follow:
                              September 30, 1998   December 31,1997
                              ------------------   ----------------

      Working capital                 $1,648,000        $10,547,000
      Current ratio                    1.07 to 1          1.94 to 1
      Long term debt to equity ratio         .51               1.88

  As of September 30, 1998, $11,780,00 is outstanding under the Company's revolving line of credit. This line matures in May of 1999. The Company is currently in negotiations with its lender to extend the maturity date and fully expects to complete such an arrangement prior to December of 1998. Had negotiations been completed during the third quarter, $13,165,00 of related debt would have been classified as long term and would have resulted in working capital of $14,813,000, a current ratio of 2.38 to 1, and long term debt to equity ratio of 2.56.

<PAGE 11>
 Safe Harbor for Forward-looking Statements

  Except for historical information contained herein, certain statements in this Management's Discussion and Analysis of financial condition and results of operations and other sections of this document contain forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as `expects,' `anticipates,' `intends,' `plans,' `believes,' `seeks,' `estimates,' or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results.

<PAGE 12>
                  PART II. OTHER INFORMATION

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


ACME UNITED CORPORATION

By /s/  Cheryl L. Kendall
   --------------------------------------
        Cheryl L. Kendall
        Vice President and
        Chief Financial Officer

Dated:  November 11, 1998

By /s/  Richard L. Windt
   --------------------------------------
        Richard L. Windt
        Vice President and
        Corporate Controller

Dated:  November 11, 1998