Form 10-K
period 1998-12-31
ACME UNITED CORP
filed 1999-04-01
CIK 2098

Acme United Corporation


TO MY FELLOW SHAREHOLDERS:

Increased shareholder value has been your management's primary goal over the past three years. The list of actions taken has been extensive and each action has been supportive of the primary goal. Three of the most significant things accomplished have been (1) the strategic sale of the Medical business, (2) new consumer products being sold to new major customers, and (3) implementation of initiatives for substantial product cost reductions. In addition, the international operations have also undergone extensive restructuring and are anticipated to be profitable in 1999. It is time for management to deliver consistent profit growth and we are dedicated to do that in 1999.

In 1998 Acme had revenues of $46.5 million compared to $46.3 million in 1997. The Company reported a loss of $1.7 million for the year versus a gain of $.2 million in 1997. During the year, headcount was reduced from 433 to 312.

On March 22, 1999, Acme United sold the Medical Division for approximately $8.15 million. This is a major step for the Company. It focuses our sales efforts on scissors, rulers, and first aid kits in the consumer market, and provides a stronger foundation for growth. Medical revenues declined from $13.5 million in 1997 to $10.1 million in 1998 primarily due to the sale of the wound care product line and weak orders from Asia.

Revenues from continuing operations in 1998 were $36.5 million compared to $32.8 million in 1997. Our U.S. and international consumer divisions reported growth and had improved operating performance.

In the United States, revenues were $24.1 million in 1998 compared to $21.9 million in 1997, an increase of 10 percent. The patented Tagit! children's scissors had good market reception and broadened our mass market distribution. The traditional scissor and ruler product lines experienced growth. Our first aid category increased 30 percent.

In Canada, revenues were $5.9 million in 1998 compared to $4.2 million in 1997, an increase of 39 percent. Although the acquisition of the Rotex Division of Esselte Canada contributed strongly to the increase in revenues, all major product categories experienced sales growth. However, the subsidiary had foreign exchange losses of $220,000, sold excess inventory below cost, and incurred certain costs related to fully integrating the Rotex product lines.

The United Kingdom operation had revenues of $3.3 million in 1998 versus $4.1 million in 1997, with the majority of the decline due to the shift of its manicure scissors to our German business. In 1998, the U.K. subsidiary sold its manufacturing operation and moved to a modern warehouse and office. Headcount declined from 20 to 9 during the year.

The German subsidiary had revenues of $3.2 million in 1998 compared to $2.7 million in 1997. Most of the sales increase was due to the shift of the United Kingdom manicure scissor sales to Germany as referred to above.

We look forward to improved performance in 1999. New Tagit! scissors and rulers have been introduced and have gained distribution. Margins are improving in
Canada and Germany. The transition in the United Kingdom to exit from manufacturing is complete. We anticipate reducing our scissor business manufacturing in the U.S. in 1999, and benefiting from lower costs from our international suppliers.

The Company is saddened to report that Henry C. Wheeler passed away on March 2, 1999. He was Acme's Chief Executive Officer from 1941 to 1990, served as Chairman and Chief Executive Officer from 1990 to 1994, was Chairman Emeritus since 1994, and a member of our Board until his death. Mr. Wheeler was the driving force for Acme United's growth from a small scissor manufacturer to its present size. He was an inspiration to our customers, suppliers, and employees. We will miss his guidance, support and presence.

Thank you for your support.

Sincerely,

/s/ Walter C. Johnsen
-----------------------------
    Walter C. Johnsen
    President and Chief Executive Officer

<PAGE 2>
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-4823

                            ACME UNITED CORPORATION
                            -----------------------
              Exact name of registrant as specified in its charter

           Connecticut                                           06-0236700
           -----------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        75 Kings Highway Cutoff
         Fairfield, Connecticut                                     06430
        -----------------------                                     -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (203) 332-7330

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
              Title of each class               which registered
              -------------------           ------------------------
         $2.50 par value Common Stock       American Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Registrant had 3,377,488 shares outstanding as of March 22, 1999 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was approximately $7,599,348.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 26, 1999 incorporated into 1998 10-K, Part III

<PAGE 3>
PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company operated two business segments, consumer and medical through 1998. On March 22, 1999 the Company sold its medical segment. The Company's continuing operations are in the United States, Canada, England and Germany. Financial information concerning net sales, and long-lived assets by geographic area appears in note 11 of the notes to consolidated financial statements.

Consumer

The Company manufactures and distributes scissors, shears, rulers and first aid kits for school, office and home use. Acquisitions of Emil Schlemper GmbH and Co. KG of Solingen, Germany in January l990, Homeric, Ltd. of Sheffield, England in July l990 and Peter Altenbach and Sohne GmbH of Solingen, Germany in l99l extended the Company's presence in Europe as a scissor and shear manufacturer. On May 1, 1996, the Company sold the assets (excluding accounts receivable) of Peter Altenbach and Sohne GmbH. The Company continues to be a major manufacturer of scissors and shears in the United States and Germany, and rulers in the United States; a distributor of scissors, shears, rulers and other office products in Canada; and a distributor of scissors, shears and other office products in England. In addition to local competitors in each country, the Company competes with imported products from China, Taiwan and Korea. The Company also imports scissors, shears, rulers and other products to supplement its manufactured products.

Independent manufacturer representatives are primarily used to sell its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers in the United States. Foreign operations use a combination of independent commission agents and an internal sales force.

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers. Unfilled order backlog at year end 1998 was $1,400,498 as compared to $2,455,306 in l997.

Medical

The Company entered the medical products field in l965, producing disposable medical scissors and instruments in bulk for hospital distributors. In l972, the Company's Medical Products Division began marketing its own line of products. New products have been added to the procedure tray line every year to meet the specialized needs of hospitals, clinics and convalescent homes. In l978, wound dressings were introduced by the Company. Bandage products were added in January l992, when the Company acquired the major portion of the United States medical products business of SePro Healthcare, Inc., the United States subsidiary of Seton Healthcare Group, plc of Oldham, England. The Company entered into distribution agreements with Seton Healthcare International Limited for exclusive United States rights to an extensive line of state-of-the-art pressure therapy bandages and specialized wound dressings. Subsequently, in March 1997, the Company sold its distribution rights of certain wound care products to Seton Healthcare International Limited. Under the agreement, Acme continued to distribute the products for a portion of 1997.

In February, 1999, the Company announced its decision to discontinue the Medical products business. On March 22, 1999, the Company sold the medical business to Medical Action Industries, Inc.

The Company has historically sold its products through a network of medical dealers who distribute its line of medical products with hospitals, nursing facilities, other alternate care providers, and certain major buying groups. The Company's field sales force historically provided technical assistance in addition to overseeing a network of manufacturer representatives.

<PAGE 4>
Unfilled order backlog at year end 1998 was $107,044, compared to $313,178 in l997.

Other

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 312 persons, most of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 75 Kings Highway Cutoff, Fairfield, Connecticut in 15,403 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States, owns a facility in Germany, and leases 52,000 square feet of warehousing space in Canada and 6,000 square feet of warehousing space in England. All facilities are part of the consumer segment except for the 60,000 square foot plant leased in Goldsboro, North Carolina which serves as the packaging, warehouse and shipping operation for both the U.S. medical and consumer segments.

In 1996 all United States manufacturing was consolidated into the 58,000 square foot owned Fremont, North Carolina plant. The Seneca Falls, New York ruler manufacturing plant was sold in 1996. The Bridgeport, Connecticut plant was closed in 1996; that facility is being leased.

Manufacturing for Europe is presently being conducted at a 48,000 square foot owned plant in Solingen, Germany.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by the Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from less than one year to four years.

Item 3.  Legal Proceedings

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While two lawsuits remain, they are still in preliminary stages and there is no indication the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from environmental and product liabilities, either individually or in the aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.


<PAGE 5>

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                            High              Low
Year Ended December 31, 1998
First Quarter                               6                 4 7/8
Second Quarter                              6 1/2             4
Third Quarter                               4 1/8             2 1/4
Fourth Quarter                              3                 1 7/8

Year Ended December 31, 1997
First Quarter                               6                 4 9/16
Second Quarter                              6 3/8             5 1/4
Third Quarter                               8 1/8             6
Fourth Quarter                              7 7/16            5 11/16

As of March 22, 1999 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 1998 and 1997. The Company presently intends to retain earnings to finance business improvements.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                   1998       1997 (A)       1996 (A)(B)       1995 (A)       1994 (A)
----------------------------------------------------------------------------------------------------------------------
Net Sales                                      $ 36,457   $ 32,843       $ 33,125          $ 35,882       $ 36,015
----------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                  (2,364)    (2,847)        (4,744)           (9,110)        (1,873)
----------------------------------------------------------------------------------------------------------------------
Total Assets                                     28,896     29,327 (C)     27,251            37,021         42,888
----------------------------------------------------------------------------------------------------------------------
Long Term Debt, less Current Portion              6,382     11,852          8,444            14,880         14,388
----------------------------------------------------------------------------------------------------------------------
Loss Per Share from Continuing Operations (D)  $   (.70)  $   (.85)      $  (1.42)         $  (2.73)      $   (.56)

(A) Restated to reflect the sale of the medical business on March 22, 1999 which is reported as discontinued operations.
(B)  Reflects the divestiture of Altenbach as of May 1, 1996.
(C) Restated to reclassify an accrual for a loss on the write-down of abandoned property and plant of $530,000 as a reduction in assets to conform to the 1998 presentation.
(D) The effects of the weighted average number of stock options outstanding are antidilutive for all years presented and have been excluded from the per share calculations.

<PAGE 6>
QUARTERLY FINANCIAL INFORMATION
(All figures in thousands except per share data)

                                                                            Quarters
                                                      ------------------------------------------------
1998                                                       1st       2nd       3rd       4th     Total
------------------------------------------------------------------------------------------------------
Net Sales                                             $  8,471  $ 10,273  $ 10,651  $  7,062  $ 36,457
------------------------------------------------------------------------------------------------------
Costs of Goods Sold                                      6,531     7,874     8,291     6,096    28,792
------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                           (376)     (129)     (153)   (1,706)   (2,364)
------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations                 284       248       223       (57)      698
------------------------------------------------------------------------------------------------------
Net (Loss) Income                                          (92)      119        70    (1,763)   (1,666)
------------------------------------------------------------------------------------------------------
Loss Per Share - Continuing Operations                $   (.11) $   (.03) $   (.05) $   (.51) $   (.70)
------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share - Discontinued Operations   $    .08  $    .07  $    .07  $   (.01) $    .21
------------------------------------------------------------------------------------------------------
Net (Loss) Earnings Per Share                         $   (.03) $    .04  $    .02  $   (.52) $   (.49)
------------------------------------------------------------------------------------------------------

1997
------------------------------------------------------------------------------------------------------
Net Sales                                                7,037     9,312     9,431     7,063    32,843
------------------------------------------------------------------------------------------------------
Costs of Goods Sold                                      5,376     7,240     7,257     5,699    25,572
------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                           (787)     (692)     (592)     (776)   (2,847)
------------------------------------------------------------------------------------------------------
Income from Discontinued Operations                      1,068       914       778       290     3,050
------------------------------------------------------------------------------------------------------
Net Income (Loss)                                          281       222       186      (486)      203
------------------------------------------------------------------------------------------------------
Loss Per Share - Continuing Operations                $   (.23) $   (.21) $   (.17) $   (.24) $   (.85)
------------------------------------------------------------------------------------------------------
Earnings Per Share - Discontinued Operations          $    .31  $    .28  $    .23  $    .09  $    .91
------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share                         $    .08  $    .07  $    .06  $   (.15) $    .06
------------------------------------------------------------------------------------------------------

<PAGE 7>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acme United Corporation (the "Company") operated two principal business segments, consumer and medical, in 1998, 1997 and 1996. The Company sold the medical segment in March 1999, and has classified the operating results of this segment as discontinued operations in the accompanying financial statements. The Company's continuing operations consist of a single reportable consumer segment which operates in the United States, Canada, England and Germany.

On March 22, 1999, the Company sold its medical business, including customer lists, inventory, and certain equipment for approximately $8.15 million resulting in a gain of approximately $2.0 million. Net sales of that business had declined from $14,356,000 in 1996 to $13,435,000 in 1997 to $10,090,000 in
1998. The Company used a portion of the net proceeds from the sale to reduce debt. The sale of the medical business enables management to focus its sales efforts on scissors, rulers, and first aid kits in the consumer market. The Company believes the consumer market provides a strong foundation for growth.

The loss from continuing operations was $2,364,242 in 1998; $2,847,263 in 1997 and $4,743,606 in 1996.

The following comments on the results of operations relate exclusively to the continuing operations of the Company's consumer business.

Results of Operations 1998 Compared with 1997

Net sales from continuing operations increased $3,614,173 or 11% in 1998 to $36,456,687 compared to $32,842,514 in 1997. Net sales in the United States increased $2,233,000 or 10% driven mainly by increased volume in the first aid line and the new Tagit! scissors. Foreign net sales increased $1,381,173 or 13% primarily on increased volume in Canada, including Rotex products. The Company purchased the majority of the inventory of the Rotex division of Esselte Canada on December 8, 1997.

Net other expense was $51,758 in 1998 compared to net other income of $367,406 in 1997. Net other expense in 1998 includes foreign currency transaction losses of $194,000 in 1998 compared to currency gains of $182,000 in 1997. A currency loss of $220,000 was incurred in 1998 related to the Company's Canadian operations.

Gross profit was 21% of net sales in 1998 compared to 22% of net sales in 1997. Temporary manufacturing inefficiencies negatively impacted manufacturing costs for 1998. In addition, customer rebates which are netted against sales, were higher in 1998 than 1997 as a percentage of gross sales.

Selling, general and administrative expenses were $8,519,808 in 1998 compared with $8,678,687 in 1997, a decrease of $158,879 or 2%. Decreased compensation expense applicable to fewer employees was offset in part by increased advertising expense.

Interest expense increased $175,289 in 1998 to $1,501,575 compared to $1,326,286 in 1997 on higher borrowings to fund the purchase of the Rotex inventory and, in part, to fund a portion of the net operating loss for the current year.

An income tax benefit of $44,002 was recognized in 1998 compared to an expense of $94,317 in 1997. The Company has significant net operating loss carryovers for United States federal and state, and foreign tax reporting purposes. The benefits from such loss carryovers will only be recognized when realized.

Results of Operations 1997 Compared with 1996

Net sales from continuing operations in 1997 were $32,842,514, a decrease of $282,073 or 1% compared to $33,124,587 in 1996. Net sales for 1996 included $1,568,000 for the Company's former Peter Altenbach & Sohne GmbH subsidiary ("Altenbach") which was sold May 1, 1996. Net sales in the United States increased $2,038,000 or 10% in 1997 over 1996. Excluding Altenbach, net sales from foreign operations declined $752,000 in 1997 from 1996. Foreign currency translations in 1997 resulted in $375,000 of the net sales decline.

<PAGE 8>

The gross profit was 22% in both 1997 and 1996.

Selling, general and administrative (SG&A) expenses were $8,678,687 in 1997 compared to $9,071,207 in 1996, a decrease of $392,520 or 4%. SG&A expense for 1996 included $363,000 from the divested Altenbach subsidiary.

Interest expense decreased $211,113 or 14% in 1997 from 1996 due to lower average borrowings and a slight reduction in interest rates. The reduction in average borrowings resulted from the divestiture of Altenbach in 1996, the extinguishment of certain debt in 1997 with a portion of the proceeds from the sale of marketing rights referred to in Note 2 to the accompanying financial statements, and improved cash management.

The provision for income taxes in 1997 was $94,317 compared to $83,963 in 1996.

Liquidity and Capital Resources

The Company's working capital, current ratio and long - term debt to equity ratio follow:

                                              1998               1997
---------------------------------------------------------------------
Working Capital                        $ 3,616,421       $ 10,017,000
Current Ratio                            1.20 to 1          1.86 to 1
Long - Term Debt to Equity Ratio              1.37               1.88

The decease in working capital and current ratio in 1998 is primarily a result of a decrease of inventories, a decrease in current notes payable, an increase in accounts payable and an increase in current portion of long-term debt. Inventories decreased $812,362 or 5.8% in 1998 due to the Company adjusting purchasing levels to support sales levels. Accounts payable increased $897,731 or 25% in 1998 primarily as a result of the Company increasing payment terms with certain key vendors. Current notes payable decreased $1,656,758 as a result of a 1998 refinancing. The current portion of long-term debt includes debt repaid with proceeds from the sale of the medical business. On March 22, 1999, the Company sold its medical business for approximately $8,150,000. At the closing the Company used a portion of the cash proceeds to repay approximately $6,000,000 of bank debt.

Long-term debt increased $2,285,538 to $15,326,209 as of December 31, 1998 due to a refinancing of short-term lines of credit to a long-term borrowing arrangement and increased borrowing related to the purchase of equipment.

Net cash provided by operating activities was $607,885 for 1998 compared to net cash used by operating activities of $3,356,965 in 1997. The change resulted primarily from a decrease in the level of inventories which was offset by the net loss of $1,666,242.

On March 25, 1999, the Company entered into an irrevocable financing agreement (the Commitment) with a bank to refinance debt. The closing is scheduled for April 5, 1999. Under the Commitment the Company may borrow up to $10,500,000 through November 15, 1999 and from January 1, 2000 to April 30, 2000; between November 16, 1999 and December 31, 1999 the Company may borrow up to $7,250,000. The amounts the Company may borrow are based on a formula which applies specific percentages to balances of accounts receivable and inventories. Upon closing, the Company expects to have approximately $1,000,000 available for additional borrowings.

Under the Commitment the Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing June 30, 1999, and specified debt service coverage ratio, as defined, commencing September 30, 1999. The Company believes these financial covenants will be met.

Capital expenditures during 1998 were approximately $1,600,000 which were, in part, financed with long-term debt. Capital expenditures in 1999 are not expected to be material.

Cash generated from operations, together with funds available under the Commitment, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 1999.

Market Risk Disclosures

Foreign Currency Risk:

The Company manufactures products in the United States, Germany and Canada. Further, the Company engages in intracompany sales which are denominated in currencies other then those of the operating entity making the sale. As such, these transaction give rise to foreign currency risk. The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and German mark.

<PAGE 9>

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. The Company does not hedge intracompany sales nor does it enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

Interest Rate Risk:

The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements.

The Company's debt portfolio and associated interest rates after giving retroactive effect to the debt refinancing referred to above follows:

                                            1999         2000          2001          Total    Fair Value
--------------------------------------------------------------------------------------------------------
Current Liabilities -Notes payable   $   881,538                               $   881,538  $    881,538
Average interest rate                       8.3%                                      8.3%          8.3%
--------------------------------------------------------------------------------------------------------
Long-term Debt:
Fixed rate                           $ 1,139,547  $   148,922                  $ 1,288,469  $  1,288,469
Average interest rate                       6.7%         8.0%                         6.9%          6.9%
--------------------------------------------------------------------------------------------------------
Variable rate:
To be refinanced                     $   582,492  $ 6,031,138                  $ 6,613,630  $  6,613,630
Average interest rate                       9.3%         9.3%                         9.3%          9.3%
Other                                $ 7,221,739  $   188,768  $     13,603    $ 7,424,110  $  7,424,110
Average interest rate                       7.8%        11.0%         11.0%           7.9%          7.9%

Compliance with Year 2000

The Company has completed the assessment phase of its Year 2000 compliance program and is currently completing modifications and testing of its information technology and other internal systems with the exception of Germany. In Germany, the Company is presently in the selection phase of a new financial system to mitigate the Year 2000 problem. The Company's goal is to complete implementation of this new system by the end of the second quarter 1999. Financial systems at the Company's other locations are substantially Year 2000 compliant.

The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and is developing a contingency plan for alternative sourcing. The Company's goal is to complete its Year 2000 compliance program by the end of the third quarter 1999.

Estimated future costs for the Year 2000 compliance program range from $225,000 to $275,000 of which approximately $150,000 relates to Germany. Of these costs, the Company expects that $75,000 will be charged to operations as expenses. The costs of this project and its completion date are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party remediation plans, and other factors.

The Company continuously monitors its action plans addressing the Year 2000 issue, and is developing contingency plans to address unforeseen problems and "worst case" scenarios. This is potentially a significant issue for most, if not all, companies, with implications which can not be anticipated or predicted with any degree of certainty.

Inflation

Inflation had a negligible effect on the Company's operations during 1998 and 1997. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

<PAGE 10>

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

<PAGE 11>
Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 1998, 1997 and 1996

                                                              1998            1997            1996
--------------------------------------------------------------------------------------------------
Net Sales                                             $ 36,456,687    $ 32,842,514    $ 33,124,587
Other (Expense)/Income - Net                               (51,758)        367,406         449,275
--------------------------------------------------------------------------------------------------
                                                        36,404,929      33,209,920      33,573,862
Costs and Expenses:
    Cost of Goods Sold                                  28,791,790      25,572,257      25,845,868
    Selling, General and Administrative Expenses         8,519,808       8,678,687       9,071,207
    Interest Expense                                     1,501,575       1,326,286       1,537,399
    Restructuring and Other Charges                             --         385,636       1,779,031
--------------------------------------------------------------------------------------------------
                                                        38,813,173      35,962,866      38,233,505
--------------------------------------------------------------------------------------------------
Loss from Continuing Operations before Income Taxes     (2,408,244)     (2,752,946)     (4,659,643)
Income Taxes (Benefit)                                     (44,002)         94,317          83,963
--------------------------------------------------------------------------------------------------
Loss from Continuing Operations                         (2,364,242)     (2,847,263)     (4,743,606)
Income from Discontinued Operations                        698,000       3,050,000       1,569,000
--------------------------------------------------------------------------------------------------
Net (Loss) Income                                       (1,666,242)        202,737      (3,174,606)
Other Comprehensive (Expense) Income -
Foreign Currency Translation                                (8,675)       (250,436)         25,708
--------------------------------------------------------------------------------------------------
Comprehensive Loss                                    $ (1,674,917)   $    (47,699)   $ (3,148,898)
==================================================================================================
(Loss) Earnings Per Share:
     Continuing Operations                            $       (.70)   $       (.85)   $      (1.42)
     Discontinued Operations                                   .21             .91             .47
--------------------------------------------------------------------------------------------------
     Net (Loss) Income                                $       (.49)   $        .06    $       (.95)
==================================================================================================
See accompanying notes.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997 and 1996
                                                                                                 Accumulated
                                                                                                       Other
                                     Outstanding                                               Comprehensive
                                       Shares of                                   Additional          Loss-       Retained
                                          Common         Common       Treasury        Paid-In    Translation       Earnings
                                           Stock          Stock          Stock        Capital     Adjustment       (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31,1995             3,337,620    $ 8,461,550    $  (357,631)   $ 2,145,119    $(1,001,812)   $   257,627
Net Loss                                                                                                         (3,174,606)
Exercise of Stock Options                 50,000        125,000         34,375
Translation Adjustment                                                                                25,708
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996            3,387,620      8,586,550       (357,631)     2,179,494       (976,104)    (2,916,979)
Net Income                                                                                                          202,737
Exercise of Stock Options                 39,375         98,438                        58,734
Purchase of Treasury Stock               (64,620)                     (331,178)
Translation Adjustment                                                                              (250,436)
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997            3,362,375      8,684,988       (688,809)     2,238,228     (1,226,540)    (2,714,242)
Net Loss                                                                                                         (1,666,242)
Exercise of Stock Options                  8,500         21,250                        12,375
Issuance of Treasury Stock                 6,613                        40,809        (17,898)
Translation Adjustment                                                                                (8,675)
---------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998            3,377,488    $ 8,706,238    $  (648,000)   $ 2,232,705    $(1,235,215)   $(4,380,484)
===========================================================================================================================
See accompanying notes.

<PAGE 12>

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

ASSETS                                                  1998          1997
--------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                     $    39,805   $    24,706
   Accounts receivable, less allowance             7,721,699     7,445,839
   Inventories                                    13,268,989    14,081,351
   Prepaid expenses and other current assets         423,772       176,223
--------------------------------------------------------------------------
Total current assets                              21,454,265    21,728,119

Plant, Property and Equipment:
   Land                                              219,249       204,928
   Buildings                                       2,178,805     2,120,427
   Machinery and equipment                        16,216,082    15,527,753
--------------------------------------------------------------------------
Total plant, property and equipment               18,614,136    17,853,108
Less accumulated depreciation                     12,572,886    11,618,129
--------------------------------------------------------------------------
Net plant, property and equipment                  6,041,250     6,234,979
Goodwill, less accumulated amortization              504,848       526,513
Other assets                                         895,156       837,116
--------------------------------------------------------------------------
Total Assets                                    $ 28,895,519  $ 29,326,727
==========================================================================

LIABILITIES                                             1998          1997
Current Liabilities:
   Notes payable                                $    881,538  $  2,538,296
   Accounts payable                                4,422,315     3,524,584
   Restructuring liability                                 -        27,688
   Other accrued liabilities                       3,590,213     3,901,863
   Current portion of long-term debt               8,943,778     1,188,665
--------------------------------------------------------------------------
Total current liabilities                         17,837,844    11,181,096
Long-term debt, less current portion               6,382,431    11,852,006
--------------------------------------------------------------------------
Total Liabilities                                 24,220,275    23,033,102

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized
   4,000,000 shares; issued - 3,482,495
   shares in 1998 and 3,473,995 shares
   in 1997, including Treasury Stock               8,706,238     8,684,988
Treasury Stock, at cost,  105,007
   shares in 1998 and 111,620 shares in 1997        (648,000)     (688,809)
Additional paid-in capital                         2,232,705     2,238,228
Retained - earnings deficit                       (4,380,484)   (2,714,242)
Accumulated other comprehensive loss -
   translation adjustment                         (1,235,215)   (1,226,540)
--------------------------------------------------------------------------
Total Stockholders' Equity                         4,675,244     6,293,625
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $ 28,895,519  $ 29,326,727
==========================================================================
See accompanying notes.

<PAGE 13>

Acme United Corporation and Subsidiaries
CONSOLIDATED  STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1997 and 1996

                                                                      1998             1997               1996
--------------------------------------------------------------------------------------------------------------
Operating activities:
Net (loss) income                                             $ (1,666,242)     $    202,737      $ (3,174,606)
Adjustments to reconcile net (loss) income to net cash
 provided (used) by operating activities
   Gain on sale of marketing rights                                     --          (846,178)               --
   Depreciation                                                  1,242,605           979,196           923,031
   Amortization                                                     33,421            92,480           443,977
   (Gain) loss on disposal of plant, property and equipment        (98,264)               --           120,259
   Changes in operating assets and liabilities
      Accounts receivable                                         (275,860)         (709,695)          684,562
      Inventories                                                  812,362        (4,030,034)        5,352,588
      Prepaid expenses and other current assets                   (247,549)         (114,580)        2,157,901
      Other assets                                                 (69,796)         (196,518)         (835,892)
      Accounts payable                                             897,731         1,034,140          (324,665)
      Other accrued liabilities                                    (20,523)          231,487           898,103
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                2,274,127        (3,559,702)        9,419,864
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                   607,885        (3,356,965)        6,245,258
--------------------------------------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                            (1,572,516)       (1,824,394)       (1,068,550)
Proceeds from sales of plant, property and equipment               326,000           345,106           484,340
Proceeds from sale of marketing rights                                  --         1,915,178                --
Proceeds from divestiture of Altenbach                                  --                --           962,290
Divestiture of Altenbach                                                --                --        (3,253,873)
--------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                (1,246,516)          435,890        (2,875,793)
--------------------------------------------------------------------------------------------------------------

Financing activities:
Net (repayments) borrowings on notes payable and
 revolving credit facilities                                      (400,375)        3,661,074        (2,103,352)
Borrowings of long-term debt                                     1,266,557           600,000                --
Repayment of long-term debt                                       (237,402)       (1,903,896)       (1,518,670)
Exercise of stock options                                           33,625           157,172           159,375
--------------------------------------------------------------------------------------------------------------
Net cash provided (used) for financing activities                  662,405         2,514,350        (3,462,647)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             (8,675)            4,229           (11,389)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                15,099          (402,496)         (104,571)
Cash and cash equivalents at beginning of year                      24,706           427,202           531,773
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $     39,805      $     24,706      $    427,202
==============================================================================================================
See accompanying notes.

<PAGE 14>
Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Continuing Operations

The continuing operations of Acme United Corporation (the Company) consist of a single reportable "consumer" segment. The consumer segment operates in the United States, Canada, England and Germany. Principal consumer segment products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers. Revenues related to sales of such products are recognized at the time of shipment. Continuous credit evaluations are made of customers; collateral is not required. Allowances for credit losses are provided and have been within management's expectations. Net sales for 1998 and 1997 include two customers which aggregate approximately 20% for each year.

2.  Discontinued Operations

On March 22, 1999 the Company sold its medical business, including customer lists, inventory, and certain equipment for approximately $8,150,000 realizing a gain of approximately $2,000,000. The consolidated statements of operations for 1998, 1997 and 1996 have been reclassified to reflect the discontinuance of the medical business segment. The consolidated balance sheets include the assets of the discontinued medical business. A summary of those assets follows:

                                 1998         1997
--------------------------------------------------
Current assets:
Accounts receivable        $1,121,000   $1,210,000
Inventories                 3,464,000    3,339,000
Other                         150,000      107,000
--------------------------------------------------
                            4,735,000    4,656,000
Equipment, net and other    1,215,000    1,213,000
--------------------------------------------------
                           $5,950,000   $5,869,000
==================================================

The condensed statements of operations relating to the medical business follow:

                                              1998          1997          1996
------------------------------------------------------------------------------
Net sales                              $10,090,000   $13,435,000   $14,356,000
Costs and expenses                       9,392,000    11,231,000    12,787,000
------------------------------------------------------------------------------
                                           698,000     2,204,000     1,569,000
Gain on sale of marketing rights (A)            --       846,000            --
------------------------------------------------------------------------------
Income from operations (B)             $   698,000   $ 3,050,000   $ 1,569,000
==============================================================================

(A) On March 3, 1997, the Company sold marketing rights of certain wound care products applicable to the medical business for approximately $2.0 million which resulted in a gain of $846,000.

(B)  Income taxes related to the medical business are not material.

3.  Accounting Policies

(a) Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

<PAGE 15>
(b) Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts are eliminated in consolidation.

(c)  Translation  of  Foreign  Currency  - For  foreign  operations,  assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized at the time of settlement of the underlying purchase transactions and treated as purchasing variances. Resulting translation adjustments are made directly to a separate component of shareholders' equity--"Accumulated other comprehensive loss - translation adjustment". Foreign currency transaction (losses) gains which are included in other (expense) income were $(194,000) in 1998, $182,000 in 1997, and $104,000 in
     1996.

(d) Hedging Activity - Foreign currency contracts are occasionally purchased as hedges against foreign currency fluctuation risk related to specific purchase commitments. The Company does not engage in foreign currency exchange contracts for speculative purposes and accordingly, the contracts are accounted for as hedges. There were no significant foreign currency contracts outstanding as of December 31, 1998 and 1997.

(e) Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

(f) Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $195,325 in 1998 and $252,079 in 1997.

(g) Inventories - Inventories are stated at the lower of average cost determined by the first in, first out method or market.

(h)  Plant,  Property  and  Equipment  and  Depreciation  - Plant,  property and
     equipment   is   recorded  at  cost.   Depreciation   is  computed  by  the
     straight-line method over the estimated useful lives of the assets.

(i) Goodwill - Goodwill represents the excess of the cost of investments in businesses acquired over the net asset values at acquisition. Goodwill is being amortized by the straight line method over periods ranging from 3 to 40 years. Accumulated amortization thereon aggregated $325,546 and $292,125 at December 31, 1998 and 1997, respectively.

(j) Asset Impairment -The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, as well as their estimated useful lives, when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

(k) Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in years in which the differences are expected to reverse.

(l) Research and Development - Research and development costs ($90,651 in 1998, $385,000 in 1997 and $47,277 in 1996) are charged to operations as incurred.

(m)  Advertising - Advertising  costs  ($2,353,188 in 1998,  $2,044,179 in 1997, and $1,990,086 in 1996) are expensed as incurred.

(n) Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

<PAGE 16>

4.  Inventories

Inventories consists of:

                                1998          1997
--------------------------------------------------
Finished goods           $ 7,122,146   $ 7,658,012
Work in process            1,240,055     1,229,079
Materials and supplies     4,906,788     5,194,260
--------------------------------------------------
                         $13,268,989   $14,081,351
==================================================

5.  Other Assets

Other assets consist of:

                            1998       1997
-------------------------------------------
Prepaid pension costs   $867,540   $768,876
Other                     27,616     68,240
-------------------------------------------
                        $895,156   $837,116
===========================================

6.  Other Accrued Liabilities

Other accrued liabilities consist of:

                       1998         1997
----------------------------------------
Vendor rebates   $1,278,226   $1,078,692
Other             2,311,987    2,823,171
----------------------------------------
                 $3,590,213   $3,901,863
========================================

7.  Pension and Profit Sharing

United States employees, hired prior to July 1, 1993, are covered by a funded, defined benefit pension plan. The benefits are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. In December 1995, the Company's Board of Directors approved an amendment to the United States pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan.

<PAGE 17>

Other disclosures related to the pension plan follow:

                                                   1998           1997
----------------------------------------------------------------------
Changes in benefit obligation
  Benefit obligation at beginning of year   $(5,306,010)   $(5,270,640)
  Interest cost                                (381,457)      (376,622)
  Plan participants' contributions                              (7,833)
  Actuarial loss                               (350,647)      (210,618)
  Benefits paid                                 726,575        559,703
----------------------------------------------------------------------
  Benefit obligation at end of year         $(5,311,539)   $(5,306,010)
----------------------------------------------------------------------

Changes in plan assets
  Fair value of plan assets at
   beginning of year                        $ 5,911,452    $ 5,509,300
  Actual return on plan assets                  685,461        954,022
  Employer contributions                                         7,833
  Benefits paid                                (726,575)      (559,703)
----------------------------------------------------------------------
Fair value of plan assets at end of year    $ 5,870,338    $ 5,911,452
----------------------------------------------------------------------

Funded status                               $   558,799    $   605,442
Unrecognized loss                               308,741        163,434
----------------------------------------------------------------------
Prepaid benefit costs                       $   867,540    $   768,876
======================================================================

At December 31, 1998 and 1997, plan assets include 30,000 shares of the Company's Common Stock having a market value of $67,500 and $180,000 at those dates, respectively.

                                        1998         1997
---------------------------------------------------------
Assumptions
Discount rate                           6.5%         7.0%
Expected return on plan assets          8.5%         8.5%

                                        1998         1997         1996
----------------------------------------------------------------------
Components of net benefit income
Interest cost                      $ 381,457    $ 376,622    $ 329,189
Expected return on plan assets      (480,121)    (446,996)    (345,539)
----------------------------------------------------------------------
Net benefit income                 $ (98,664)   $ (70,374)   $ (16,350)
======================================================================

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee and have amounted to 2% of eligible employee earnings. Total contribution expense under this plan approximated $102,000, $104,000, and $108,000 for 1998, 1997, and 1996, respectively.

8.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                        1998          1997         1996
-------------------------------------------------------
Current:
    State         $   29,808    $   49,800    $  49,800
    Foreign          (73,810)       44,517       34,163
-------------------------------------------------------
                  $  (44,002)   $   94,317    $  83,963
=======================================================

The current state tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants are located.

<PAGE 18>

A summary of United States and foreign losses before income taxes from continuing operations follows:

                       1998           1997           1996
---------------------------------------------------------
United States   $(1,443,434)   $(2,280,601)   $(3,785,565)
Foreign            (964,810)      (472,345)      (874,078)
---------------------------------------------------------
                $(2,408,244)   $(2,752,946)   $(4,659,643)
=========================================================

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in operations.

                                                                 1998             1997            1996
------------------------------------------------------------------------------------------------------
Federal income taxes (benefit) at 34% statutory rate      $  (581,483)     $   100,999     $(1,050,819)
State and local taxes, net of federal income tax effect        19,673           32,868          32,415
Foreign income taxes (benefit)                                (22,345)         (19,473)       (123,355)
Deferred income tax asset valuation allowance                 578,601          117,666         716,177
Repatriated earnings of foreign subsidiary                         --               --         353,136
Other                                                         (38,448)        (137,743)        156,409
------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                      $   (44,002)     $    94,317     $    83,963
======================================================================================================

Income taxes paid, net of refunds received, were $66,363 in 1998, $13,267 in 1997 and $20,676 in 1996.

Deferred income taxes relate to:

                                                                  1998           1997
-------------------------------------------------------------------------------------
Deferred income tax liabilities:
Plant, property and equipment                              $   373,115    $   275,719
Pension                                                        301,170        305,244
Other                                                               --         55,762
-------------------------------------------------------------------------------------
                                                               674,285        636,725
Deferred income tax assets:
Asset valuations allowances                                    381,595        844,402
Operating loss carryforwards                                 4,279,050      3,084,142
Intangible assets                                              126,962         (9,344)
Other                                                           88,022        340,268
-------------------------------------------------------------------------------------
                                                             4,875,629      4,259,468
-------------------------------------------------------------------------------------
Net deferred income tax asset before valuation allowance    (4,201,344)    (3,622,743)
Valuation allowance                                          4,201,344      3,622,743
-------------------------------------------------------------------------------------
Net deferred income taxes                                  $        --    $        --
=====================================================================================

The deferred income tax asset valuation allowance was $3,505,077 as of December 31, 1996.

The Company provides deferred income taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. $1,414,000 and $2,153,000 of foreign subsidiary earnings are considered permanently reinvested as of December 31, 1998 and 1997, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

<PAGE 19>

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance and carryforward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

At December 31, 1998, the Company has tax operating loss carryforwards aggregating $13,209,000 of which $6,068,000 relate to United States federal income taxes which expire from 2011 through 2018, $2,910,000 relate to state income taxes which expire from 1999 through 2008 and $4,231,000 relate to foreign operations income taxes which can be carried forward indefinitely.

9.  Debt

The Company has short-term lines of credit for its foreign subsidiaries which expire in 1999. The aggregate amount available under these lines is $1,051,061 of which $881,538 is outstanding at December 31, 1998 and bears interest at rates ranging from local prime to local prime plus 3.25%. The weighted average interest rate for outstanding borrowings was 8.3% at December 31, 1998 (8.0% at December 31, 1997).

Long-term debt consists of:

                                1998          1997
--------------------------------------------------
Notes payable to bank:
To be refinanced         $ 6,613,630   $        --
Other                      7,120,533    11,514,800
Other notes payable        1,592,026     1,525,871
--------------------------------------------------
                          15,326,209    13,040,671
Less current portion       8,943,778     1,188,665
--------------------------------------------------
                         $ 6,382,431   $11,852,006
==================================================

On March 25, 1999 the Company entered into an irrevocable financing agreement (the Commitment) with a bank to refinance debt. The closing is scheduled for April 5, 1999. Under the Commitment the Company may borrow up to $10,500,000 through November 15, 1999 and from January 1, 2000 to April 30, 2000 (the maturity date); between November 16, 1999 and December 31, 1999 the Company may borrow up to $7,250,000. (The amounts the Company may borrow are based on a formula which applies specific percentages to balances of accounts receivable and inventories.) Throughout 1999 the Company expects to have a minimum of $6,000,000 outstanding under this arrangement. In addition, the Company will borrow $2,500,000 under a term loan arrangement payable in monthly installments of $50,000, plus interest, commencing May 1, 1999 through April 1, 2000 and a final installment of $1,900,000, plus interest, due April 30, 2000. All amounts borrowed under the Commitment bear interest at the prime base rate, as defined, plus 1.5%. A portion of the amount to be borrowed under the Commitment will refinance $6,613,630 of debt outstanding as of December 31, 1998 and has been applied retroactively.


Under the Commitment the Company, among other things, is restricted with respect to dividends, aditional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing June 30, 1999 and a specified debt service coverage ratio, as defined, commencing September 30, 1999. The Company believes these financial covenants will be met.


Current maturities of long-term debt which reflect the Commitment follow: 1999 - $8,943,778; 2000 - $6,368,828; and 2001 - $13,603.

The interest rates of the other notes payable range from 6.25% to 11.0%.

Interest paid was  $1,530,290 in 1998,  $1,306,694  in 1997,  and  $1,537,399 in
1996.

Substantially all assets are pledged as collateral for outstanding debt, including that portion to be refinanced.

10.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $684,000 in 1998, $613,000 in 1997 and $626,000 in 1996. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 1998 follow: 1999 - $552,639; 2000 - $446,784;
2001 - $84,784; 2002 - $29,170; 2003 - $3,800; and thereafter - $950.

<PAGE 20>

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While two lawsuits remain, they are still in preliminary stages and there is no indication the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from environmental and product liabilities, either individually or in aggregate.

11.Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                             1998      1997      1996
---------------------------------------------------------------------
Net Sales:
United States                            $ 24,108  $ 21,875  $ 19,837
Canada                                      5,880     4,235     4,103
England                                     3,296     4,067     3,942
Germany and other European countries        3,173     2,666     5,243
---------------------------------------------------------------------
                                         $ 36,457  $ 32,843  $ 33,125
=====================================================================

Long-lived assets by geographic area follow (000's omitted):

                                             1998      1997      1996
---------------------------------------------------------------------
Long-Lived Assets:
United States                            $  5,648  $  4,950  $  5,485
Canada                                         83        66        48
England                                       184       661     1,117
Germany                                     1,526     1,922     2,356
---------------------------------------------------------------------
                                         $  7,441  $  7,599  $  9,006
=====================================================================

12.  Stock Option Plans

The Company has a stock option plan which provides incentive and nonqualified stock options for up to 520,000 shares of the Company's Common Stock to officers and key employees (the Employee's Plan). The Employee's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. Generally, options granted under the Employee's Plan prior to June 24, 1996 vested immediately or within a year; after June 24, 1996, 25% of options granted vest immediately with the balance vesting over the next three years. The term of options issued cannot exceed 10 years from the date of grant.

The Company also has a stock option plan which provides nonqualified stock options for up to 120,000 shares of the Company's Common Stock to non-salaried directors (the Director's Plan). The original Director's Plan, as approved at the 1996 Annual Meeting, granted 10,000 options to new directors elected to the Board at the 1996 Annual Meeting and for subsequent Annual Meetings which vested one year after the grant date. The Director's Plan was amended in 1997 to grant 10,000 options to directors elected at the 1997 annual meeting who were first elected prior to the 1996 Annual Meeting which vested immediately. The Director's Plan was amended again in 1998 to grant 2,500 options to each director re-elected to the Board at the annual meeting. These options vest immediately. The Director's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair value at the date of grant.

<PAGE 21>

A summary of changes in options issued under the Company's option plans follows:

                                                        1998     1997     1996
------------------------------------------------------------------------------
Options outstanding at the beginning of the year     318,750  301,500  250,000
Options granted                                       67,950   66,000  159,500
Options canceled                                      (1,650)  (9,375) (58,000)
Options exercised                                     (8,500) (39,375) (50,000)
------------------------------------------------------------------------------
Options outstanding at the end of year               376,550  318,750  301,500
==============================================================================
Options exercisable at the year end                  292,563  245,000  245,625
==============================================================================
Options available for future grants at
  the end of the year                                165,575   51,875  108,500
==============================================================================

Average price of options granted                       $4.62    $5.81    $3.92
Average price of options canceled                      $4.17    $4.52    $4.35
Average price of options exercised                     $3.96    $3.99    $3.19
Average price of options outstanding                   $4.31    $4.23    $3.87
Average price of options exercisable                   $4.14    $3.93    $3.81

A summary of options outstanding at December 31, 1998 follows:

                            Options Outstanding              Options Exercisable
                   ---------------------------------------  ---------------------
                                  Weighted-
                                   Average       Weighted-              Weighted-
                                  Remaining       Average                Average
Range of Exercise     Number     Contractual     Exercise     Number     Exercise
    Prices         Outstanding   Life (Years)      Price    Exercisable    Price
----------------------------------------------------------  ---------------------
$ 2.50 to $ 3.65     113,200          6           $ 3.51      102,550     $ 3.59
$ 3.66 to $ 5.00     144,600          7           $ 3.91      123,700     $ 3.85
$ 5.01 to $ 7.25     118,750          8           $ 5.57       66,313     $ 5.54
                     -------                                  -------
                     376,550                                  292,563
                     =======                                  =======

The weighted average remaining contractual life of outstanding stock options is 7 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 1998, 1997 and 1996.

If compensation expense for the Company's stock option plans had been determined using the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, the Company would have reported a net loss of $1,814,064 ($.54 a share) for 1998 and net income of $89,541 ($.03 a share) for 1997. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting compensation cost may not be representative of that to be expected in future years.

The weighted average fair value at date of grant for options granted during 1998 and 1997 is $1.83 and $2.52 per option, respectively.

<PAGE 22>

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                  1998     1997
-----------------------------------------------
Expected Life (years)                5        5
Interest Rate                    5.69%    6.65%
Volatility                       37.2%    36.4%
Dividend Yield                      0%       0%

13.  Earnings Per Share

The denominators used in the (loss) earnings per share computations consist of the weighted average shares of Common Stock outstanding of 3,371,099 in 1998, 3,353,581 in 1997, and 3,342,278 in 1996. The effects of the weighted average number of stock options outstanding were antidilutive in 1998 and 1996 and have been excluded from the per share calculations. Further, because the Company had a loss from continuing operations in 1997 the weighted average number of stock options outstanding were also excluded from the per share calculations.

14.  Restructuring and Other Charges

In 1996 the Company completed a consolidation of its Connecticut and North Carolina manufacturing facilities. Additional severance charges were incurred as the Company reorganized its senior and middle management organization. These steps resulted in a reduction of 95 positions in 1996 and a charge to operations of $1,779,000.

A summary of restructuring and other charges included in operations follows:

                                                       1997             1996
----------------------------------------------------------------------------
Severance costs                                                   $  948,000
Write down of abandoned property and plant       $  530,000
Adjustment of prior year exit costs                (144,000)
Exit costs                                                           274,000
Relocation                                                           328,000
Other                                                                229,000
----------------------------------------------------------------------------
                                                 $  386,000       $1,779,000
============================================================================

A summary of the changes in the components of the Company's restructuring liability follows:

                            Balance at                         Balance at                          Balance at
                           December 31,      1997 Charges     December 31,      1998 Charges      December 31,
                               1996                               1997                                1998
--------------------------------------------------------------------------------------------------------------
Severance costs            $ 368,000         $ 340,000        $ 28,000          $ 28,000          $     -
Exit costs                   274,000           274,000 (A)           -                 -                -
Relocation and other         113,000           113,000               -                 -                -
--------------------------------------------------------------------------------------------------------------
                           $ 755,000         $ 727,000        $ 28,000          $ 28,000          $     -
==============================================================================================================

(A) Net of an adjustment of $144,000 to reduce exit costs accrued in a prior year.

<PAGE 23>

15.  Financial Instruments

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 31, 1998 and 1997 approximate fair value. Fair value was based on expected cash flows and current market conditions.

16.  Purchase of Inventory from Rotex Division of Esselte Canada

On December 8, 1997, the Company purchased the majority of the inventory of the Rotex Division of Esselte Canada. This inventory was purchased for $967,000 with a debt financing of $564,800, and assumed liabilities of $402,200. This represents an expansion of the Company's office products business in Canada where the Company distributes a broad range of office products to most of the major distributors and retail chains.

<PAGE 24>

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of Acme United
Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/ Ernst & Young LLP
                                                      --------------------------
                                                      Hartford, Connecticut
                                                      March 25, 1999


Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Acme United Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of Acme United
Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP
------------------------------
Hartford, Connecticut
March 19, 1998, except as to the information presented in note 2, for which the date is March 26, 1999

<PAGE 25>

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There have been no disagreements with accountants related to accounting and financial disclosures in 1998.

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

Name                       Age    Position Held with Company
------------------------   ---    ----------------------------------------------
Walter C. Johnsen          48     President and Chief Executive Officer and
                                  Director

Gary D. Penisten           67     Chairman of the Board and Director

Brian S. Olschan           42     Executive Vice President and Chief Operating
                                  Officer

Ronald P. Davanzo          36     Vice President and Chief Financial Officer,
                                  Secretary and Treasurer

David W. Clark, Jr.        61     Director

George R. Dunbar           75     Director

Richmond Y. Holden, Jr.    45     Director

Wayne R. Moore             68     Director

James L.L. Tullis          51     Director

Walter C. Johnsen has served as director since 1995 and as President and Chief Executive Officer since November 30, 1995. Prior to that he was Executive Vice President since January 24, 1995. He also was Chief Financial Officer from March 26, 1996 until June 30, 1996. Before joining the Company he was Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor.

Gary D. Penisten has served as director since 1994 and Chairman of the Board since February 27, 1996. He is a Director of D. E. Foster & Partners L.P., an executive search firm. From 1977 to 1988, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Sterling Drug Inc. in New York City.

Brian S. Olschan served as Senior Vice President-Sales and Marketing from September 10, 1996 until February 22, 1999. From 1991 to 1996, he was employed by General Cable Corporation in various executive positions including Vice President and General Manager of the Cordset and Assembly Business from 1994-1996. Effective January 23, 1999, he was promoted to Executive Vice President and Chief Operating Officer.

Ronald P. Davanzo has served as Vice President and Chief Financial Officer, Secretary and Treasurer since March 18, 1999. Prior to that he was Vice President-International since April 27, 1998, and continues to serve in that capacity. Mr. Davanzo joined Acme on May 19, 1997. From 1985 to 1997 he served in several increasingly responsible positions in Sterling Drug, Inc., Eastman Kodak, and Sanofi S.A. In his final position before joining Acme he was Director of Finance for Sanofi's Oscar de la Renta fragrance business.

<PAGE 26>

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

George R. Dunbar has served as director since 1977. He is President of Dunbar Associates, a municipal management consulting firm. He is a Former Chief
Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut.

Richmond Y. Holden, Jr. has served as director since 1998. He has served as President and Chief Executive Officer of J.L. Hammett Co. since 1992; Executive Vice President from 1989 to 1992. J.L. Hammett Co. is a distributor and retailer of educational products throughout the United States, and is one of the largest distributors to the K-12 educational marketplace.

Wayne R. Moore has served as director since 1976. He is presently a Director and Chairman Emeritus of The Producto Machine Company, manufacturer of machine tools, special machines, and tool die and mold components. He was Chairman of the Board of The Producto Machine Company and of Moore Tool Company,
manufacturer of machine tools, measuring machines and metrology products. Mr. Moore was Chairman of the Association for Manufacturing Technology/U.S. Machine Tool Builders (1985-1986) and Committee Member of U.S. Eximbank (1984). He is a Trustee of the American Precision Museum and on the Board of advisors of the Fairfield University School of Engineering.

James L.L. Tullis has served as director since 1996. He is Chairman and Chief Executive Officer of Tullis-Dickerson & Company, Inc., Greenwich, Connecticut, a venture capital firm. He has been a securities analyst researching the health care industry at Putnam Funds and Morgan Stanley and Company, Inc. He also was a Senior Vice President at E.F. Hutton and Company. He is a Director of Physician Sales & Service, Inc. and American Consolidated Laboratories, Inc. He is not standing for reelection.

Henry C. Wheeler served as director since 1941. The Company is saddened to report that Mr. Wheeler died on March 2, 1999. Until the time of his death, he was Chairman Emeritus after serving as Chairman through November 29, 1995 and President, Treasurer and Chief Executive Officer from 1941 to December 20, 1994.

Item 11.  Executive Compensation

          (Refer to Proxy Statement pages 8-12)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Refer to Proxy Statement pages 2-3)

Item 13.  Certain Relationships and Related Transactions

          (None)

<PAGE 27>

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

     1. Financial Statements


                                                                         Page(s)

          Consolidated Balance Sheets                                         12
          Consolidated Statements of Operations and Comprehensive Loss        11
          Consolidated Statements of Changes in Stockholders' Equity          11
          Consolidated Statements of Cash Flows                               13
          Notes to Consolidated Financial Statements                       14-23
          Report of Ernst & Young LLP, Independent Auditors                   24
          Report of PricewaterhouseCoopers LLP, Independent Accountants       24

     2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts                     28
          Report of Independent Accountants                                   28

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     3. Exhibits

          Exhibit 21 - Parents and Subsidiaries                               29
          Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors     29
                     - Consent of PricewaterhouseCoopers LLP,
                       Independent Accountants                                29

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

          (b) No Form 8-K was filed by the Company during the quarter ended December 31, 1998.
               A Form 8-K was filed by the Company on March 6, 1998.
               A Form 8-K was filed by the Company on April 6, 1998.

<PAGE 28>

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 1998, 1997 and 1996

                                    Balance at        Charged to       Deductions
                                    Beginning of      Costs and        and Other         Balance at
                                    Period            Expenses         Adjustments       End of Period
------------------------------------------------------------------------------------------------------
1998
Restructuring liability             $  27,688         $        -       $  27,688         $        -
Allowance for doubtful accounts       252,079             35,889          92,643            195,325

------------------------------------------------------------------------------------------------------
1997
Restructuring liability               755,440            385,636       1,113,388 (A)         27,688
Allowance for doubtful accounts       197,755            155,622         101,298            252,079

------------------------------------------------------------------------------------------------------
1996
Restructuring liability             2,549,500          1,779,000       3,573,060            755,440
Allowance for doubtful accounts       132,593            134,014          68,852            197,755

(A) Reflects the write-down of abandoned property and plant of $530,000.

Report of Independent Accountants

To the Board of Directors and Stockholders of Acme United Corporation:

Our report on the consolidated financial statements of Acme United Corporation and Subsidiaries is included on page 24 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 28 of this form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP
----------------------------------
PricewaterhouseCoopers LLP
Hartford, Connecticut
March 19, 1998

<PAGE 29>

EXHIBIT 21

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


EXHIBIT 23

               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-98918 and 333-26737) pertaining to the Acme United Corporation Employee Stock Option Plan and the Registration Statement (Form S-8 No. 333-26739) pertaining to the Acme United Director's Stock Option Plan of our report dated March 25, 1999, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 1998.



                                                      /s/ Ernst & Young LLP
                                                      --------------------------
                                                      Hartford, Connecticut
                                                      March 25, 1999


         Consent of PricewaterhouseCoopers LLP, Independent Accountants

We consent to the incorporation by reference in the registration statements of Acme United Corporation and Subsidiaries on Forms S-8 (File No. 33-98918, File No. 333-26737, and File No. 333-26739) of our report dated March 19, 1998, except as to the information presented in note 2, for which the date is March 26, 1999, on our audits of the consolidated financial statements and financial statement schedule of Acme United Corporation and Subsidiaries as of December 31, 1997, and for the two years in the period ended December 31, 1997 and 1996, which reports are included in this Annual Report on Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
Hartford, Connecticut
March 26, 1999

<PAGE 30>

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


ACME UNITED CORPORATION
(Registrant)

Signatures                     Titles

/s/ Walter C. Johnsen
---------------------------
    Walter C. Johnsen          Chief Executive Officer and Director

/s/ Gary D. Penisten
---------------------------
    Gary D. Penisten           Chairman of the Board and Director

/s/ Ronald P. Davanzo
---------------------------
    Ronald P. Davanzo          Vice President and Chief Financial Officer,
                               Secretary and Treasurer

/s/ David W. Clark, Jr.
---------------------------
    David W. Clark, Jr.        Director

/s/ George R. Dunbar
---------------------------
    George R. Dunbar           Director

/s/ Richmond Y. Holden, Jr.
---------------------------
    Richmond Y. Holden, Jr.    Director

/s/ Wayne R. Moore
---------------------------
    Wayne R. Moore             Director

/s/ James L.L. Tullis
---------------------------
    James L.L. Tullis          Director