Form 10-Q
period 1999-03-31
ACME UNITED CORP
filed 1999-05-17
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                          Commission file number Q4823

                             ACME UNITED CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


         CONNECTICUT                                             06-0236700
         -----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

75 Kings Highway Cutoff, Fairfield, Connecticut                    06430
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (203) 332-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,377,488 shares outstanding as of May 14, 1999 of its $2.50 par value Common Stock.

<PAGE 2>
                             ACME UNITED CORPORATION
                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
            Condensed Consolidated Balance Sheets..........................  3
            Condensed Consolidated Statements of Operations
               and Comprehensive Income (Loss).............................  5
            Condensed Consolidated Statements of Cash Flows................  6
            Notes to Condensed Consolidated Financial Statements...........  7
  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  9

Part II -- OTHER INFORMATION
  Item 1. Legal Proceedings................................................ 12
  Item 2. Changes in Securities............................................ 12
  Item 3. Defaults Upon Senior Securities.................................. 12
  Item 4. Submission of Matters to a Vote of Security Holders.............. 12
  Item 5. Other Information................................................ 12
  Item 6. Exhibits and Reports on Form 8-K................................. 12
  Signatures............................................................... 13

<PAGE 3>

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (all amounts in thousands except share data)


                                                                   March 31       December 31
                                                                       1999              1998
                                                               ------------       -----------

ASSETS
Current Assets:
  Cash and cash equivalents.................................      $     549         $      40
  Accounts receivable, less allowance.......................          8,190             7,722
  Inventories:
     Finished goods.........................................          4,653             7,122
     Work in process........................................            810             1,240
     Raw materials and supplies.............................          3,206             4,907
                                                                  ----------        ----------
                                                                      8,669            13,269
  Prepaid expenses and other current assets.................          1,206               424
                                                                  ----------        ----------
          Total current assets..............................         18,614            21,455
                                                                  ----------        ----------

Property, plant and equipment:
  Land .....................................................            203               219
  Buildings.................................................          2,074             2,179
  Machinery and equipment...................................         13,446            16,216
                                                                  ----------        ----------
                                                                     15,723            18,614
  Less accumulated depreciation.............................         10,117            12,573
                                                                  ----------        ----------
                                                                      5,606             6,041
Other assets................................................            906               895
Goodwill, less accumulated amortization.....................            394               505
                                                                  ----------        ----------
            Total assets....................................      $  25,520         $  28,896
                                                                  ==========        ==========

            See notes to condensed consolidated financial statements.

<PAGE 4>
                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                  (all amounts in thousands except share data)


                                                                   March 31       December 31
                                                                       1999              1998
                                                               ------------       -----------

LIABILITIES

Current Liabilities:
  Notes payable ............................................      $     853         $     882
  Accounts payable..........................................          3,589             4,422
  Other accrued liabilities.................................          5,011             3,590
  Current portion of long term debt.........................          2,736             8,944
                                                                  ----------        ----------
      Total current liabilities.............................         12,189            17,838
  Long term debt, less current portion......................          6,969             6,382
                                                                  ----------        ----------
       Total liabilities....................................         19,158            24,220
                                                                  ----------        ----------

STOCKHOLDERS' EQUITY

  Common stock, par value $2.50 :
    Authorized-4,000,000 shares;
    issued-3,482,495 shares in 1999
    and 1998, including treasury stock .....................          8,706             8,706
  Additional paid-in capital ...............................          2,233             2,233
  Retained-earnings deficit.................................         (2,623)           (4,380)
  Accumulated other comprehensive loss -
    translation adjustment..................................         (1,306)           (1,235)
  Treasury stock, at cost -105,007 shares...................           (648)             (648)
                                                                  ----------        ----------
      Total stockholders' equity............................          6,362             4,676
                                                                  ----------        ----------
        Total liabilities and stockholders' equity..........      $  25,520         $  28,896
                                                                  ==========        ==========

            See notes to condensed consolidated financial statements.

<PAGE 5>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)


                                                                          Three Months Ended
                                                                               March 31
                                                                         --------------------
                                                                        1999              1998
                                                                      --------          --------
Revenues:
  Net sales...................................................        $  7,570          $  8,471
  Other income................................................             177                53
                                                                      --------          --------
      Total revenues..........................................           7,747             8,524
                                                                      --------          --------
Costs and expenses:
  Cost of goods sold..........................................           6,077             6,531
  Selling, general and administrative expenses................           1,868             2,036
  Interest expense............................................             358               338
                                                                      --------          --------
                                                                         8,303             8,905
                                                                      --------          --------
Loss from continuing operations before income tax benefit.....            (556)             (381)
Income tax benefit............................................             (14)               (5)
                                                                      --------          --------
Net loss from continuing operations...........................            (542)             (376)
Discontinued operations:
  Gain on sale of discontinued operations.....................           2,101               ---
  Income from discontinued operations.........................             198               284
                                                                      --------          --------
                                                                         2,299               284
                                                                      --------          --------
Net income (loss).............................................           1,757               (92)
Other comprehensive expense - foreign currency translation....             (71)              (12)
                                                                      --------          --------
Comprehensive income (loss)...................................        $  1,686          $   (104)
                                                                      ========          ========
Earnings (loss) per share:
  Continuing operations.......................................        $  (0.16)         $  (0.11)
  Discontinued operations.....................................            0.68              0.08
                                                                      --------          --------
  Net income (loss)...........................................        $   0.52          $  (0.03)
                                                                      ========          ========

Weighted average number of common shares
  outstanding- denominator per share computations.............           3,377             3,368


            See notes to condensed consolidated financial statements.

<PAGE 6>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                             Three Months Ended
                                                                                  March 31
                                                                            --------------------
                                                                           1999              1998
                                                                         --------          --------
Operating activities:
  Net income (loss)...............................................     $    1,757        $      (92)
  Adjustments to reconcile net income to net cash used by
     operating activities:
    Gain on sale of  discontinued operations......................         (2,101)              ---
    Depreciation..................................................            236               263
    Amortization..................................................              3                 6
    Increase in deferred income taxes.............................            ---                28
    Gain on disposal of property, plant, and equipment............            ---                (3)

    Changes in operating assets and liabilities:
      Accounts receivable.........................................           (624)             (410)
      Inventories.................................................          1,743               255
      Prepaid expenses and other current assets...................            140              (425)
      Other assets................................................            (14)                3
      Accounts payable............................................           (800)              869
      Other accrued liabilities...................................         (1,209)             (692)
                                                                       ----------        ----------
        Net cash used by operating activities.....................           (869)             (198)
                                                                       ----------        ----------

Investing activities:
  Capital expenditures............................................           (242)             (647)
  Proceeds from sales of property, plant, and equipment...........            ---                44
  Proceeds from sale of  discontinued operations..................          7,156               ---
                                                                       ----------        ----------
      Net cash provided (used) by investing activities............          6,914              (603)
                                                                       ----------        ----------

Financing activities:
  Proceeds from long-term debt and credit arrangements............          1,786               767
  Payments on long-term debt and credit arrangements..............         (7,321)              ---
  Stock options exercised.........................................            ---                30
                                                                       ----------        ----------
      Net cash (used) provided by financing activities............         (5,535)              797
                                                                       ----------        ----------
Effect of exchange rate changes on cash...........................             (1)              ---
                                                                       ----------        ----------
Net change in cash and cash equivalents ..........................            509                (4)

Cash and cash equivalents at beginning of period..................             40                25
                                                                       ----------        ----------

Cash and cash equivalents at end of period........................     $      549        $       21
                                                                       ==========        ==========

            See notes to condensed consolidated financial statements.

<PAGE 7>
              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for such disclosures. The condensed balance sheet as of December 31, 1998 was derived from the audited financial statements as of that date. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Because the Company has a loss from continuing operations in the three months ended March 31, 1999 and 1998, the weighted average number of stock options outstanding were anti-dilutive and are excluded from the per share calculations.


Note 2 -- Discontinued Operations

     On March 22, 1999 the Company sold its medical business including customer lists, inventory, and certain equipment for approximately $8,156,000 realizing a gain of $2,101,000. The consolidated statements of operations for 1998 have been reclassified to reflect the discontinuance of the medical business segment.

     The consolidated statements of operations relating to the medical business follow:

                                                  Three Months Ended
                                                       March 31
                                              ---------------------------
                                                1999              1998
                                              ---------         ---------


     Net sales..........................   $   2,101,000     $   2,574,000
     Costs and expenses.................       1,903,000         2,290,000
                                              ----------        ----------
     Income from operations.............   $     198,000     $     284,000
                                              ==========        ==========
     Earnings per share.................   $         .06     $         .08
                                              ==========        ==========


     Income taxes related to the medical business are not material. As of March 31, 1999, $1,000,000 due relating to the sale of the Medical business is classified with prepaid expenses and other assets.


Note 3 -- Contingencies

     The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While a limited number of lawsuits remain, they are still in preliminary stages and there is no indication the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from environmental and product liabilities, either individually or in aggregate.

<PAGE 8>
         Notes to CONDENSED CONSOLIDATED Financial Statements- continued

                                   (Unaudited)

Note 4 -- Debt

     The company has short-term lines of credit for its foreign subsidiaries which are renewable at various times throughout the remainder of 1999. The aggregate amount available under these lines is $1,029,000 of which $853,000 is outstanding at March 31, 1999.

     Long term debt consisted of the following:

          (all amounts in thousands)

                                              March 31          December 31
                                                1999                1998
                                            ------------       ------------
          Notes payable:
            Refinanced..................    $     8,284        $     6,614
            Other.......................          1,421              8,712
                                              ----------         ----------
                                                  9,705             15,326
          Less current portion                    2,736              8,944
                                              ----------         ----------
                                            $     6,969        $     6,382
                                              ==========         ==========

     On March 22, 1999, the Company used the proceeds from the sale of the medical business to pay down $6,800,000 of outstanding debt.

     On April 28, 1999 the Company refinanced its debt arrangements in the U.S. and Canada. Under the new arrangement, the Company may borrow up to $10,500,000 through November 15, 1999 and from January 1, 2000 to April 30, 2000 (the maturity date); between November 16, 1999 and December 31, 1999 the Company may borrow up to $7,250,000. (The amounts the Company may borrow are based on a formula which applies specific percentages to balances of accounts receivable and inventories.) The Company expects to have a minimum of $4,800,000 outstanding under this arrangement through March 2000. In addition, the Company converted $2,500,000 of debt into a term loan payable in monthly installments of $50,000, plus interest commencing May 1, 1999 through April 1, 2000 and a final installment of $1,900,000, plus interest, due April 30, 2000. All amounts borrowed under these arrangements bear interest at the prime base rate, as defined, plus 1.5%. The refinancing has been applied retroactively. On April 29, 1999, outstanding debt under the Company's arrangements in the U.S. and Canada was $8,618,694 and $466,480 was available for additional borrowing.

     Under these arrangements, the Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing June 30, 1999 and a specified debt service coverage ratio, as defined, commencing September 30, 1999. The Company believes these financial covenants will be met. Maturities of long-term debt as of March 31, 1999 which reflect the refinancing are $2,735,602 through March 31, 2000 and $6,969,234 through March 31,2001. Substantially all assets are pledged as collateral for debt, including that portion refinanced.

<PAGE 9>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 1999


Results of Operations

   Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 1999 were $7,570,000 compared with $8,471,000 for 1998, or 11% lower. In March 1999, the Company sold its medical business to Medical Action Industries, Inc. In the quarter, efforts were focused on building inventory to meet contractual obligations to sell additional medical products to Medical Action Industries, Inc., which slowed production and shipments of consumer products thereby negatively impacting continuing operations. Domestic consumer sales backorder for the first quarter of 1999 was $569,000 compared with $107,000 for the first quarter of 1998, or four times higher. Had backorder levels been equal to prior year, sales would have been only 5% lower.

     Domestic sales growth occurred in first aid, manicure implements, and geometry tools offsetting declines in all other categories.

     International sales decreased by 14% for the first quarter. Net sales in Canada were down 14%, of which 3% was due to currency fluctuations. The first quarter of 1998 benefited from initial sales related to the acquisition of the Rotex Division of Esselte Canada in December of 1997. Since the acquisition, product rationalization of lower margin products, coupled with the loss of some products sold to a customer negatively impacted the sales. European sales decreased 14% mainly due to weak sales in the United Kingdom, as a slowing economy negatively impacted results in the first quarter.



   Gross Profit

     The gross profit from continuing operations for the first quarter of 1999 was $1,492,000 (19.7% of net sales) compared with $1,940,000 (22.9% of net sales) for the first quarter of 1998. Manufacturing inefficiencies negatively impacted manufacturing costs in the U.S. consumer business which lead to a decline in gross margin from 27.1% in 1998 to 20.3% in the first quarter of 1999. The international gross margin rose to 18.0% in the first quarter of 1999 from 15.1% in the comparable quarter in 1998. The gain in gross profit was primarily due to savings associated with re-sourcing products acquired from Esselte Canada in 1997.

     Management expects to consolidate sourcing product from Asia to leverage its buying power to improve margins.

<PAGE 10>

   Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the first quarter of 1999 were $1,868,000 (25% of net sales) compared with $2,009,000 (24% of net sales) for the same period of 1998, a decrease of $141,000, or 7%. The primary reason for the decrease is staff reductions. Management is continuing to investigate other potential SG&A cost saving programs.


   Operating Results

     Net income for the first quarter of 1999 is $1,757,000, or 52 cents per share. Net income for the first quarter of 1999 includes a realized gain on the sale of the medical business of $2,101,000. The net loss from continuing operations for the first quarter of 1999 is $542,000, or 16 cents per share, compared with net loss of $376,000, or 11 cents per share, for the first quarter of 1998.


Financial Condition

   Liquidity and Capital Resources

     During the first three months of 1999, the total debt decreased by $4,760,000 compared to total debt at December 31, 1998.

     Cash generated from operating activities is expected to be sufficient to meet debt maturities and fund capital expenditures through March 2000. The Company's current credit arrangements coupled with cash expected from operating activities are considered adequate to meet liquidity needs through then.

     The Company's working capital, current ratio and long term debt to equity ratio follow:



                                         March 31, 1999        December 31, 1998
                                       ------------------     ------------------

 Working capital......................       $6,425,709            $3,616,421
 Current ratio........................        1.53 to 1             1.20 to 1
 Long-term debt to equity ratio.......             1.10                  1.37


Year 2000

       The Company has completed the assessment phase of its Year 2000 compliance program and is currently completing modifications and testing of its information technology and other internal systems with the exception of Germany. In Germany, the Company has selected a new financial system to mitigate a Year 2000 problem. The Company's goal is to complete implementation of this new system by the end of the second quarter 1999. Financial systems at the Company's other locations are substantially Year 2000 compliant.

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

<PAGE 11>

   Safe Harbor for Forward-looking Statements

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

<PAGE 12>
                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

A.  The Annual Meeting was held on April 26, 1999.

B. The following individuals were elected Directors at the Meeting and comprise the entire Board.



                             Votes for         Votes against     Votes withheld
                             ---------         -------------     --------------
 David W. Clark, Jr.         2,333,309         265,548           778,631

 George R. Dunbar            2,333,153         265,704           778,631

 Richard Y. Holden, Jr.      2,383,293         215,564           778,631

 Walter C. Johnsen           2,383,309         215,548           778,631

 Peter H. Kamin              2,383,309         215,548           778,631

 Wayne R. Moore              2,333,219         265,638           778,631

 Gary D. Pennisten           2,383,309         215,548           778,631



Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K
     Form 8-K was filed by the Company on April 6, 1999.

<PAGE 13>
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACME UNITED CORPORATION

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  May 10, 1999

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  May 10, 1999