Form 10-Q
period 1999-06-30
ACME UNITED CORP
filed 1999-08-16
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                          Commission file number Q4823

                             ACME UNITED CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


          CONNECTICUT                                            06-0236700
          -----------                                            ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

75 Kings Highway Cutoff, Fairfield, Connecticut                    06430
-----------------------------------------------                    -----
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (203) 332-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,377,488 shares outstanding as of August 14, 1999 of its $2.50 par value Common Stock.

<PAGE 2>
                             ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
 Item 1. Financial Statements
          Condensed Consolidated Balance Sheets..............................  3
          Condensed Consolidated Statements of Operations
             and Comprehensive Income .......................................  5
          Condensed Consolidated Statements of Cash Flows....................  6
          Notes to Condensed Consolidated Financial Statements...............  7
 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  9

Part II -- OTHER INFORMATION
 Item 1. Legal Proceedings................................................... 12
 Item 2. Changes in Securities............................................... 12
 Item 3. Defaults Upon Senior Securities..................................... 12
 Item 4. Submission of Matters to a Vote of Security Holders................. 12
 Item 5. Other Information................................................... 12
 Item 6. Exhibits and Reports on Form 8-K.................................... 12
 Signatures.................................................................. 13

<PAGE 3>
                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                                                  June 30         December 31
                                                                                   1999              1998
                                                                               ------------       -----------

ASSETS
Current Assets:
  Cash and cash equivalents................................................  $          33     $          40
  Accounts receivable, less allowance......................................          9,453             7,722
  Inventories:
     Finished goods........................................................          5,187             7,122
     Work in process.......................................................            903             1,240
     Raw materials and supplies............................................          3,574             4,907
                                                                                 ----------        ----------
                                                                                     9,664            13,269
  Prepaid expenses and other current assets................................            415               424
                                                                                 ----------        ----------
          Total current assets.............................................         19,565            21,455
                                                                                 ----------        ----------

Property, plant and equipment:
  Land ....................................................................            196               219
  Buildings................................................................          2,023             2,179
  Machinery and equipment..................................................         13,404            16,216
                                                                                 ----------        ----------
                                                                                    15,623            18,614
  Less accumulated depreciation............................................         10,260            12,573
                                                                                 ----------        ----------
                                                                                     5,363             6,041
Other assets...............................................................            903               895
Goodwill, less accumulated amortization....................................            388               505
                                                                                 ----------        ----------
            Total assets...................................................  $      26,219     $      28,896
                                                                                 ==========        ==========



           See notes to condensed consolidated financial statements.

<PAGE 4>
                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                                                  June 30         December 31
                                                                                   1999              1998
                                                                               ------------       -----------

LIABILITIES

Current Liabilities:
  Notes payable ...........................................................  $         753     $         882
  Accounts payable.........................................................          4,722             4,422
  Other accrued liabilities................................................          4,071             3,590
  Current portion of long term debt........................................          9,735             8,944
                                                                                 ----------        ----------
      Total current liabilities............................................         19,281            17,838
  Long term debt, less current portion.....................................            458             6,382
                                                                                 ----------        ----------
       Total liabilities...................................................         19,739            24,220
                                                                                 ----------        ----------

STOCKHOLDERS' EQUITY

  Common stock, par value $2.50 :
    Authorized-4,000,000 shares;
    issued-3,482,495 shares in 1999
    and 1998, including treasury stock ....................................          8,706             8,706
  Additional paid-in capital ..............................................          2,233             2,233
  Retained-earnings deficit................................................         (2,499)           (4,380)
  Accumulated other comprehensive loss - translation adjustment............         (1,312)           (1,235)
  Treasury stock, at cost -105,007 shares..................................           (648)             (648)
                                                                                 ----------        ----------
      Total stockholders' equity...........................................          6,480             4,676
                                                                                 ----------        ----------
        Total liabilities and stockholders' equity.........................  $      26,219     $      28,896
                                                                                 ==========        ==========

            See notes to condensed consolidated financial statements.


<PAGE 5>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                                               Three Months Ended      Six Months Ended
                                                                                     June 30                June 30
                                                                              --------------------   --------------------
                                                                                 1999       1998        1999       1998
                                                                               --------   --------    --------   --------
Revenues:
  Net sales                                                                    $  9,813   $ 10,273    $ 17,383   $ 18,744
  Other income                                                                       87         72         264        125
                                                                               --------   --------    --------   --------
      Total revenues                                                              9,900     10,345      17,647     18,869
                                                                               --------   --------    --------   --------
Costs and expenses:
  Cost of goods sold                                                              7,419      7,874      13,496     14,405
  Selling, general and administrative expenses                                    2,069      2,215       3,937      4,251
  Interest expense                                                                  248        363         606        701
                                                                               --------   --------    --------   --------
      Total expenses                                                              9,736     10,452      18,039     19,357
                                                                               --------   --------    --------   --------
Income (loss) from continuing operations before income taxes                        164       (107)       (392)      (488)
Income taxes                                                                         39         22          25         18
                                                                               --------   --------    --------   --------
Income (loss) from continuing operations                                            125       (129)       (417)      (506)
Discontinued operations:
  Gain on sale of discontinued operations                                           ---        ---       2,101        ---
  Income from discontinued operations                                               ---        248         198        532
                                                                               --------   --------    --------   --------
                                                                                    ---        248       2,299        532
                                                                               --------   --------    --------   --------
Net income                                                                          125        119       1,882         26
Other comprehensive expense -
  foreign currency translation                                                       (7)       (19)        (78)       (31)
                                                                               --------   --------    --------   --------
Comprehensive income                                                           $    118   $    100    $  1,804   $    553
                                                                               ========   ========    ========   ========
Earnings (loss)  per share:
  Continuing operations                                                        $   0.04   $  (0.03)   $  (0.12)  $  (0.14)
  Discontinued operations                                                          ---        0.07        0.68       0.15
                                                                               --------   --------    --------   --------
  Net income                                                                   $   0.04   $   0.04    $   0.56   $   0.01
                                                                               ========   ========    ========   ========


Weighted average number of common shares outstanding-
  denominator used for per share computations                                     3,377      3,370       3,377      3,369

            See notes to condensed consolidated financial statements.

<PAGE 6>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                                      Six Months Ended
                                                                                           June 30
                                                                                 ---------------------------
                                                                                    1999              1998
                                                                                 ---------         ---------
Operating activities:
  Net income...............................................................      $   1,882         $      27
  Adjustments to reconcile net income to net cash used by
     operating activities:
    Gain on sale of discontinued operations................................         (2,101)              ---
    Depreciation...........................................................            346               524
    Amortization...........................................................             15                11
    Gain on disposal of property, plant, and equipment.....................            ---                51

    Changes in operating assets and liabilities:
      Accounts receivable..................................................         (1,881)           (3,366)
      Inventories..........................................................            313             1,225
      Prepaid expenses and other current assets............................              9              (506)
      Other assets.........................................................             (2)              (18)
      Accounts payable.....................................................            300               427
      Other accrued liabilities............................................         (1,442)              169
                                                                                ----------        ----------
        Net cash used by operating activities..............................         (2,561)           (1,456)
                                                                                ----------        ----------

Investing activities:
  Capital expenditures.....................................................           (342)           (1,284)
  Proceeds from sales of property, plant, and equipment....................            ---               300
  Proceeds from sale of medical division...................................          8,156               ---
                                                                                ----------        ----------
      Net cash provided (used) by investing activities.....................          7,814              (984)
                                                                                ----------        ----------

Financing activities:
  Net proceeds (payments) on short term borrowing arrangements.............         (5,999)            1,710
  Proceeds on long term debt...............................................          2,500               736
  Payments on long term debt...............................................         (1,763)              ---
  Stock options exercised..................................................            ---                33
                                                                                ----------        ----------
      Net cash (used) provided by financing activities.....................         (5,262)            2,479
                                                                                ----------        ----------
Effect of exchange rate changes on cash....................................              2                (2)
                                                                                ----------        ----------
Net change in cash and cash equivalents ...................................             (7)               37

Cash and cash equivalents at beginning of period...........................             40                25
                                                                                ----------        ----------

Cash and cash equivalents at end of period.................................     $       33        $       62
                                                                                ==========        ==========

            See notes to condensed consolidated financial statements.

<PAGE 7>
              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for such disclosures. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated balance sheet as of that date. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 -- Discontinued Operations

     On March 22, 1999 the Company sold its medical business including customer lists, inventory, and certain equipment for approximately $8,156,000 realizing a gain of $2,101,000. The condensed consolidated statements of operations for 1998 have been reclassified to reflect the discontinuance of the medical business segment.

     The condensed consolidated statements of operations relating to the medical business follow:
                                                  Six Months Ended
                                                      June 30
                                            ---------------------------
                                              1999              1998
                                            ---------         ---------


     Net sales........................   $   3,049,000     $   5,020,000
     Costs and expenses...............       2,851,000         4,488,000
                                            ----------        ----------
     Income from operations...........   $     198,000     $     532,000
                                            ==========        ==========
     Earnings per share...............   $         .06     $         .15
                                            ==========        ==========

     Income taxes related to the medical business are not material.

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

<PAGE 8>
         Notes to CONDENSED CONSOLIDATED Financial Statements- continued

                                   (Unaudited)


Note 4 -- Debt and Liquidity

     The company has short-term lines of credit for its foreign subsidiaries which are renewable at various times throughout the remainder of 1999. The aggregate amount available under these lines is $1,029,000 of which $753,000 is outstanding at June 30, 1999.

     Long term debt consisted of the following:

          (all amounts in thousands)

                                               June 30         December 31
                                                1999              1998
                                            ------------       -----------
   Notes payable:
     U.S. and Canada arrangements.......      $   8,629         $   6,614
     Other..............................          1,564             8,712
                                              ----------        ----------
                                                 10,193            15,326
   Less current portion                           9,735             8,944
                                              ----------        ----------
                                              $     458         $   6,382
                                              ==========        ==========

     On March 22, 1999, the Company used the proceeds from the sale of the medical business to pay down $6,800,000 of outstanding debt.

     On April 28, 1999 the Company refinanced its debt arrangements in the U.S. and Canada. Under the new arrangement, the Company may borrow up to $10,500,000 through November 15, 1999 and from January 1, 2000 to April 30, 2000 (the maturity date); between November 16, 1999 and December 31, 1999 the Company may borrow up to $7,250,000. (The amounts the Company may borrow are based on a formula which applies specific percentages to balances of accounts receivable and inventories.) In addition, the Company converted $2,500,000 of debt into a term loan payable in monthly installments of $50,000, plus interest commencing May 1, 1999 through April 1, 2000 and a final installment of $1,900,000, plus interest, due April 30, 2000. All amounts borrowed under these arrangements bear interest at the prime base rate, as defined, plus 1.5%. At June 30, 1999, outstanding debt under the Company's arrangements in the U.S. and Canada was $8,629,000 which has been classified as current and $223,000 was available for additional borrowing. The Company is currently negotiating with lenders to refinance these arrangements to extend the maturity date beyond December 31, 2000. Without such adequate debt financing the Company would be unable to fund its obligations as they become due in the ordinary course of business. The Company believes it will be successful in refinancing these arrangements.

     Under the aforementioned debt arrangements, the Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing June 30, 1999 and a specified debt service coverage ratio, as defined, commencing September 30, 1999. As of June 30, 1999 the Company is in compliance with the covenants and believes that they will be met for the remainder of the arrangement's term. Substantially all assets are pledged as collateral for debt.

<PAGE 9>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 1999


Results of Operations

   Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended June 30, 1999 were $9,813,000 compared with $10,273,000 for 1998, or 4% lower. In March 1999, the Company sold its medical business to Medical Action Industries, Inc. Efforts were focused on building inventory to comply with contractual obligations arising from this sale in addition to shipping medical inventory to Medical Action Industries, Inc., which slowed shipments of consumer product impacting continuing operations. Domestic consumer sales backorder for the second quarter of 1999 was $1,472,000 compared with $631,000 for the second quarter of 1998, or 2.3 times higher. Had backorder levels been equal to prior year, sales would have been 4% higher.

     International sales decreased by 18% for the second quarter. Three percent of the decline was due to currency fluctuations. European sales decreased mainly due to weak sales in the United Kingdom, as a slowing economy and competitive pressures negatively impacted results in the second quarter.


   Gross Profit

     The gross profit from continuing operations for the second quarter of 1999 was $2,394,000 (24.4% of net sales) compared with $2,399,000 (23.3% of net sales) for the second quarter of 1998. Product sourcing alternatives positively impacted costs in the U.S. consumer business which lead to an increase in gross margin from 25.0% in 1998 to 26.8% in the second quarter of 1999. The international gross margin rose to 17.0% in the second quarter of 1999 from 15.1% in the comparable quarter in 1998. The gain in gross profit was primarily due to savings associated with re-sourcing products acquired from Esselte Canada in 1997.

     Management expects to continue to consolidate sourcing product from Asia to leverage its buying power to further improve margins.


   Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the second quarter of 1999 were $2,069,000 (21% of net sales) compared with $2,215,000 (22% of net sales) for the same period of 1998, a decrease of $146,000, or 7%. The primary reason for the decrease is staff reductions. Management is continuing to investigate other potential SG&A cost saving programs.


   Income (Loss)

     Net income for the first half of 1999 is $1,882,000, or 56 cents per share. Net income for the first half of 1999 includes a realized gain on the sale of the medical business of $2,101,000. Income from continuing operations for the second quarter of 1999 is $125,000, or 4 cents per share, compared with a loss of $129,000, or 3 cents per share, for the second quarter of 1998. For the first six months of 1999, the loss from continuing operations was $417,000, or 12 cents per share compared with a loss of $505,000, or 15 cents per share in the first six months of 1998

<PAGE 10>
Financial Condition

   Liquidity and Capital Resources

     The Company's working capital, current ratio and long term debt to equity ratio follow:



                                          June 30, 1999        December 31, 1998
                                       ------------------     ------------------

    Working capital...................         $284,000            $3,616,000
    Current ratio.....................        1.01 to 1             1.20 to 1
    Long-term debt to equity ratio....              .07                  1.37


     During the first six months of 1999, the total debt decreased by $5,133,000 compared to total debt at December 31, 1998.

     Debt of $6,726,000 as of June 30, 1999 was classified during the second quarter of 1999 to the current portion of long term debt to reflect its maturity date of April 30, 2000. The Company is currently in negotiations with lenders to refinance these loans. Without such adequate debt financing the Company would be unable to fund its obligations as they become due in the ordinary course of business. The Company fully expects to secure new debt financing by the end of the year.

     Capital expenditures for the next 12 months are not expected to exceed $250,000 and are expected to be financed by cash provided by investing activities and future operating activities.


Year 2000

     The Company has completed the assessment phase of its Year 2000 compliance program and is currently completing modifications and testing of its information technology and other internal systems with the exception of Germany. In Germany, the Company has selected a new financial system to mitigate a Year 2000 problem. The Company's goal is to complete implementation of this new system by the end of the third quarter 1999. Financial systems at the Company's other locations are substantially Year 2000 compliant.

     The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and is developing a contingency plan for alternative sourcing. The Company's goal is to complete its Year 2000 compliance program by the end of the third quarter 1999.

     Estimated future costs for the Year 2000 compliance program range from $100,000 to $125,000 of which approximately $75,000 relates to Germany. Of these costs, the Company expects that $35,000 to $50,000 will be charged to operations as expenses. The costs of this project and its completion date are based on management's best estimates, which were derived from numerous assumptions about future events, including the availability of certain resources, third party remediation plans, and other factors.

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

     None.


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

Dated:  August 14, 1999

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  August 14, 1999