Form 10-Q
period 1999-09-30
ACME UNITED CORP
filed 1999-11-15
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,377,488 shares outstanding as of November 15, 1999 of its $2.50 par value Common Stock.

<PAGE 2>
                             ACME UNITED CORPORATION

                                                                        Page
                                                                        ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets...................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income ............................   5
               Condensed Consolidated Statements of Cash Flows.........   6
               Notes to Condensed Consolidated Financial Statements....   7
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................  10

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings.........................................  12
     Item 2. Changes in Securities.....................................  12
     Item 3. Defaults Upon Senior Securities...........................  12
     Item 4. Submission of Matters to a Vote of Security Holders.......  12
     Item 5. Other Information.........................................  12
     Item 6. Exhibits and Reports on Form 8-K..........................  12
     Signatures........................................................  13


<PAGE 3>
                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                         September 30    December 31
                                                             1999            1998
                                                         ------------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                  $      -       $     40
  Accounts receivable, less allowance                           9,144          7,722
  Inventories:
     Finished goods                                             6,111          7,122
     Work in process                                              732          1,240
     Raw materials and supplies                                 1,297          4,907
                                                           ----------     ----------
                                                                8,140         13,269
  Prepaid expenses and other current assets                       154            424
                                                            ----------     ----------
          Total current assets                                 17,438         21,455
                                                           ----------     ----------
Property, plant and equipment:
  Land                                                            202            219
  Buildings                                                     2,062          2,179
  Machinery and equipment                                      10,206         16,216
                                                           ----------     ----------
                                                               12,470         18,614
  Less accumulated depreciation                                 7,914         12,573
                                                           ----------     ----------
                                                                4,556          6,041
Other assets                                                      996            895
Goodwill, less accumulated amortization                           389            505
                                                           ----------     ----------
            Total assets                                     $ 23,379       $ 28,896
                                                           ==========     ==========

            See notes to condensed consolidated financial statements

<PAGE 4>

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                         September 30    December 31
                                                             1999            1998
                                                         ------------    -----------
LIABILITIES

Current Liabilities:
  Notes payable                                              $    928       $    882
  Accounts payable                                              2,882          4,422
  Other accrued liabilities                                     3,577          3,590
  Current portion of long term debt                             8,976          8,944
                                                           ----------     ----------
      Total current liabilities                                16,363         17,838
  Long term debt, less current portion                            355          6,382
                                                           ----------     ----------
       Total liabilities                                       16,718         24,220
                                                           ----------     ----------

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    Authorized-4,000,000 shares
    issued-3,482,495 shares, including treasury stock           8,706          8,706
  Additional paid-in capital                                    2,233          2,233
  Retained-earnings deficit                                    (2,363)        (4,380)
  Accumulated other comprehensive loss-translation adjustment  (1,267)        (1,235)
  Treasury stock, at cost-105,007 shares                         (648)          (648)
                                                           ----------     ----------
      Total stockholders' equity                                6,661          4,676
                                                           ----------     ----------
        Total liabilities and stockholders' equity           $ 23,379       $ 28,896
                                                           ==========     ==========

            See notes to condensed consolidated financial statements

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                                              Three Months Ended     Nine Months Ended
                                                                                 September 30           September 30
                                                                             --------------------   --------------------
                                                                               1999        1998       1999        1998
                                                                             --------    --------   --------    --------
Revenues:
  Net sales                                                                   $ 9,327     $10,651    $26,710     $29,395
  Other income                                                                     31         124        295         248
                                                                              -------     -------    -------     -------
      Total revenues                                                            9,358      10,775     27,005      29,643
                                                                              -------     -------    -------     -------
Costs and expenses:
  Cost of goods sold                                                            7,091       8,291     20,587      22,696
  Selling, general and administrative expenses                                  1,963       2,227      5,900       6,477
  Interest expense                                                                239         412        845       1,113
                                                                              -------     -------    -------     -------
      Total expenses                                                            9,293      10,930     27,332      30,286
                                                                              -------     -------    -------     -------
Income (loss) from continuing operations before income taxes                       65        (155)      (327)       (643)
Income taxes                                                                      (71)         (2)       (46)         15
                                                                              -------     -------    -------     -------
Income (loss) from continuing operations                                          136        (153)      (281)       (658)
Discontinued operations:
  Gain on sale of discontinued operations                                         ---         ---      2,101         ---
  Income from discontinued operations                                             ---         223        198         755
                                                                              -------     -------    -------     -------
                                                                                  ---         223      2,299         755
                                                                              -------     -------    -------     -------
Net income                                                                        136          70      2,018          97
Other comprehensive income (expense) -
  foreign currency translation                                                     47          34        (31)          3
                                                                              -------     -------    -------     -------
Comprehensive income                                                          $   183     $   104    $ 1,987     $   100
                                                                              =======     =======    =======     =======
Earnings (loss)  per share:
  Continuing operations                                                       $  0.04     $ (0.05)   $ (0.08)    $ (0.19)
  Discontinued operations                                                         ---        0.07       0.68        0.22
                                                                              -------     -------    -------     -------
  Net income                                                                  $  0.04     $  0.02    $  0.60     $  0.03
                                                                              =======     =======    =======     =======

Weighted average number of common shares outstanding-
  denominator used for per share computations                                   3,377       3,370      3,377       3,369


            See notes to condensed consolidated financial statements

<PAGE 6>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                 --------------------
                                                                                   1999         1998
                                                                                ---------    ---------
Operating Activities:
  Net income                                                                      $ 2,018      $    97
  Adjustments to reconcile net income
      to net cash used by operating activities:
    Gain on sale of discontinued operations                                        (2,101)         ---
    Depreciation                                                                      504          782
    Amortization                                                                       20           17
    Gain on disposal of property, plant, and equipment                                (24)         (90)

Changes in operating assets and liabilities:
  Accounts receivable                                                              (1,603)      (5,007)
  Inventories                                                                       1,741        1,720
  Prepaid expenses and other current assets                                           270         (259)
  Other assets                                                                       (101)         (15)
  Accounts payable                                                                 (1,540)         311
  Other accrued liabilities                                                        (1,936)         836
                                                                               ----------    ---------
      Net cash used by operating activities                                        (2,752)      (1,608)
                                                                               ----------    ---------

Investing Activities:
  Capital expenditures                                                               (412)      (1,474)
  Proceeds from sale of property, plant, and equipment                                141          446
  Proceeds from sale of medical division                                            8,156          ---
                                                                               ----------    ---------
      Net cash provided (used) by investing activities                              7,885       (1,028)
                                                                               ----------    ---------

Financing Activities:
  Net proceeds (payments) on short term borrowing arrangements                     (5,235)       2,125
  Proceeds on long term debt                                                        2,500          785
  Payments on long term debt                                                       (2,440)         ---
  Stock options exercised                                                             ---           34
                                                                               ----------    ---------
      Net cash (used) provided by financing activities                             (5,175)       2,944
                                                                               ----------    ---------

Effect of exchange rate changes on cash                                                 2           (2)
                                                                               ----------    ---------
Net change in cash and cash equivalents                                               (40)         306

Cash and cash equivalents at beginning of period                                       40           25
                                                                               ----------    ---------
Cash and cash equivalents at end of period                                        $    (0)     $   331
                                                                               ==========    =========

            See notes to condensed consolidated financial statements

<PAGE 7>
              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)


Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1998 for such disclosures. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated balance sheet as of that date. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2 -- Discontinued Operations

     On March 22, 1999 the Company sold its medical business including customer lists, inventory, and certain equipment for approximately $8,156,000 realizing a gain of $2,101,000. The condensed consolidated statements of operations for 1998 have been reclassified to reflect the discontinuance of the medical business segment.

     The condensed consolidated statements of operations relating to the medical business follow:

                                                    Nine Months Ended            Three Months Ended
                                                      September 30                   September 30
                                               ---------------------------       ------------------
                                                 1999              1998                 1998
                                               ---------         ---------            ---------


     Net sales...........................      $5,630,000       $7,752,000           $2,732,000
     Costs and expenses..................       5,432,000        6,997,000            2,509,000
                                               ----------       ----------           ----------
     Income from operations..............      $  198,000       $  755,000           $  223,000
                                               ==========       ==========           ==========
     Earnings per share..................      $      .06       $      .22           $      .07
                                               ==========       ==========           ==========

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

<PAGE 8>
         Notes to CONDENSED CONSOLIDATED Financial Statements- continued

                                   (Unaudited)

Note 4 -- Debt and Liquidity

     The Company has short-term lines of credit for its foreign subsidiaries which are renewable at various times throughout the remainder of 1999. The aggregate amount available under these lines is $1,029,000 of which $928,000 is outstanding at September 30, 1999.

     Long term debt consisted of the following:

          (all amounts in thousands)
                                                 September 30       December 31
                                                     1999               1998
                                                 ------------       -----------
          Notes payable:
            U.S. and Canada arrangements......       $  7,905          $  6,614
            Other.............................          1,426             8,712
                                                     --------          --------
                                                        9,331            15,326
          Less current portion                          8,976             8,944
                                                     --------          --------
                                                     $    355          $  6,382
                                                     ========          ========


     On March 22, 1999, the Company used the proceeds from the sale of the medical business to pay down $6,800,000 of outstanding debt.

     On April 28, 1999 the Company refinanced its debt arrangements in the U.S. and Canada. Under the new arrangement, the Company may borrow up to $10,500,000 through November 15, 1999 and from January 1, 2000 to April 30, 2000 (the maturity date); between November 16, 1999 and December 31, 1999 the Company may borrow up to $7,250,000. (The amounts the Company may borrow are based on a formula which applies specific percentages to balances of accounts receivable and inventories.) In addition, the Company converted $2,500,000 of debt into a term loan payable in monthly installments of $50,000, plus interest commencing May 1, 1999 through April 1, 2000 and a final installment of $1,900,000, plus interest, due April 30, 2000. All amounts borrowed under these arrangements bear interest at the prime base rate, as defined, plus 1.5%. At September 30, 1999, outstanding debt under the Company's arrangements in the U.S. and Canada was $7,905,000 which has been classified as current and $438,000 was available for additional borrowing. The Company is currently negotiating with lenders to refinance these arrangements to extend the maturity date beyond December 31, 2000. Without such adequate debt financing the Company would be unable to fund its obligations as they become due in the ordinary course of business. The Company believes it will be successful in refinancing these arrangements.

     Under the aforementioned debt arrangements, the Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, and a specified debt service coverage ratio, as defined. The Company is in compliance with the covenants and believes that they will be met for the remainder of the arrangement's term. Substantially all assets are pledged as collateral for debt.

<PAGE 9>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Three and Nine Months Ended September 30, 1999


Results of Operations

   Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 1999 were $9,327,000 compared with $10,651,000 for 1998, or 12% lower. In March 1999, the Company sold its medical business to Medical Action Industries, Inc. Efforts were focused on building inventory to comply with contractual obligations arising from this sale in addition to shipping medical inventory to Medical Action Industries, Inc., which slowed shipments of consumer product thereby negatively impacting results from continuing operations.

     Domestic consumer sales were $6,826,000 for the third quarter of 1999 compared to $7,287,000, a 6% decrease. Domestic consumer sales backorder for the third quarter of 1999 was $708,000 compared with $352,000 for the third quarter of 1998, or 2 times higher. Had backorder levels been equal to prior year, sales would have been 1.5% lower.

     International sales decreased by 26% for the third quarter. European sales decreased mainly due to weak sales in the United Kingdom, as a slowing economy and competitive pressures negatively impacted results in the third quarter. In addition, a rationalization program of lower margin products reduced sales in Canada when compared to the previous year.

     Net sales were $26,710,000 for the first nine months of 1999, compared with net sales of $29,395,000, or 9% lower, for the first nine months of 1998. Sales declines in Canada and England were the main reasons for the lower sales.


   Gross Profit

     The gross profit from continuing operations for the third quarter of 1999 was $2,236,000 (24.0% of net sales) compared with $2,360,000 (22.2% of net sales) for the third quarter of 1998. Product sourcing alternatives positively impacted costs in the U.S. consumer business which led to an increase in gross margin from 24.2% in 1998 to 28.2% in the third quarter of 1999. The international gross margin rose to 15.9% in the third quarter of 1999 from 14.9% in the comparable quarter in 1998. The gain in gross profit was primarily due to savings associated with re-sourcing products acquired from Esselte Canada in 1997 and the discontinuing of lower margin products in Canada. For the first nine months of 1999, gross profit was $6,123,000, or 23.0% of net sales, compared with $6,699,000, or 22.8%, for the first nine months of 1998.

     Management expects to continue to consolidate sourcing product from Asia to leverage its buying power to further improve margins.


   Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the third quarter of 1999 were $1,963,000 (21.1% of net sales) compared with $2,227,000 (20.9% of net sales) for the same period of 1998, a decrease of $264,000, or 13.5%. The primary reason for the decrease is staff reductions. Management is continuing to investigate other potential SG&A cost saving programs. For the first nine months of 1999, SG&A expenses were $5,900,000 (22.1% of net sales) compared with $6,477,000 (22.0% of net sales) for the same period of 1998.


   Income (Loss)

     Net income for the first nine months of 1999 is $2,018,000, or 60 cents per share. Net income for the first nine months of 1999 includes a realized gain on the sale of the medical business of $2,101,000. Income from continuing operations for the third quarter of 1999 is $136,000, or 4 cents per share, compared with a loss of $153,000, or 5 cents per share, for the third quarter of 1998. For the first nine months of 1999, the loss from continuing operations was $281,000, or 8 cents per share compared with a loss of $658,000, or 19 cents per share in the first nine months of 1998.

<PAGE 10>
Financial Condition

   Liquidity and Capital Resources

     The Company's working capital, current ratio and long term debt to equity ratio follow:



                                      September 30, 1999      December 31, 1998
                                      ------------------     ------------------

   Working capital...................       $1,075,000            $3,616,000
   Current ratio.....................        1.07 to 1             1.20 to 1
   Long-term debt to equity ratio....              .05                  1.37


     During the first nine months of 1999, the total debt decreased by $5,995,000 compared to total debt at December 31, 1998.

     Debt of $7,905,000 as of September 30, 1999 is classified as current to reflect its maturity date of April 30, 2000. The Company is currently in negotiations with lenders to refinance these loans. Without such adequate debt financing the Company would be unable to fund its obligations as they become due in the ordinary course of business. The Company fully expects to secure new debt financing by the end of the year.

     Capital expenditures for the next 12 months are not expected to exceed $250,000 and are expected to be financed by cash provided by investing activities and future operating activities.


Year 2000

     The Company has completed the assessment  phase of its Year 2000 compliance
program  and  has  completed   modifications  and  testing  of  its  information
technology and other internal systems.

     The Company has gathered information about the Year 2000 compliance status of its significant suppliers and is developing a contingency plan for alternative sourcing. The Company's goal is to complete its Year 2000 compliance program by the end of November 1999.

     Estimated costs for the Year 2000 compliance program are $125,000. Of these costs, the Company expects that approximately $50,000 will be charged to operations as expenses. The project was essentially complete subsequent to the third quarter of 1999; and the majority of the costs associated with the completion were incurred after the third quarter of 1999.

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

     None.

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

Dated:  November 15, 1999

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  November 15, 1999