Form 10-K
period 1999-12-31
ACME UNITED CORP
filed 2000-03-30
CIK 2098

ACME UNITED CORPORATION

TO MY FELLOW SHAREHOLDERS:

The year 1999 was one of solid accomplishment at Acme United. Most significantly, we had three consecutive quarters of net income from continuing operations of $125,000, $136,000 and $125,000 for the quarters ended June, September and December 1999. We expect the first quarter of 2000 to be profitable. We also sold our Medical Division and placed our entire focus on consumer sales. The Company shifted some U.S. stainless scissor manufacturing to Asia.

Net sales from continuing operations were $34.3 million compared to $36.5 million in 1998. Net income for 1999 was $2.2 million versus a loss of $1.7 million in 1998. The net income in 1999 included a gain on the sale of the Medical Division and income from discontinued operations of $2.3 million. For the year 1999, the net loss from continuing operations was $156,000 compared to a loss of $2.4 million in 1998, an improvement of $2.3 million.

There were major accomplishments during the year.

- In March, 1999 we sold our Medical Division for approximately $8.2 million and reported a gain on the transaction of $2.1 million. The sale was the culmination of the strategic decision to focus on consumer products. The proceeds reduced total debt from $16 million in 1998 to $7.7 million in 1999.

- In October, 1999 we entered into a multi-year agreement with Esselte AB, to license the Tagit! brand name in Europe, Russia, Australia, and New Zealand. Acme will also supply Tagit! scissors in those areas for sale by Esselte. The agreement calls for the co-development of additional products and collaborative sales in North America. It brings one of Acme's proprietary franchises to new markets quickly, with the sales and marketing strength of one of the largest suppliers of office products in the world. We look forward to building that partnership.

- In January, 2000, Acme United signed a new credit agreement with Bank of America Business Credit, a division of Bank of America. The facility provides the Company with an $11.8 million revolving debt and term loan for its North America operations. We are excited about our long term prospects and appreciate Bank of America's confidence.

- Acme introduced the Tagit! family of scissors and rulers in many major chains in the U.S. The Tagit! franchise now includes staplers and hole punches through our partnership with Esselte. Nearly all of our major product lines have been redesigned or refreshed, and are selling well.

-    On the financial side in 1999, we:
        - improved our gross margin from 21% in 1998 to 24% through productivity gains.
        - doubled our working capital to $7.0 million.
        - improved our book value to $1.97 per share.
        - lowered our long term debt to equity ratio from 1.37 to .72.

The new products and reduced cost structure provide solid reasons for our customers to grow with Acme. During 2000, we expect to devote significant attention to new products, supply chain logistics, and increased revenues.

Your management moves into 2000 with great confidence in our strategy, our people and our ability to succeed. We want to thank our customers, employees and shareholders for their continued support.

Thank you.

Sincerely,
Walter C. Johnsen
President and Chief Executive Officer

<PAGE 2>
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

YES  [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant had 3,507,055 shares outstanding as of March 24, 2000 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was approximately $9,206,019.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 24, 2000 incorporated into 1999 10-K, Part III

<PAGE 3>
PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. On March 22, 1999 the Company sold its medical segment. Prior thereto, the Company operated two business segments - consumer and medical. The Company's continuing operations are in the United States, Canada, England and Germany. Financial information concerning net sales, and long-lived assets by geographic area appears in note 11 of the notes to consolidated financial statements.

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

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers. Unfilled order backlog at year end 1999 was $1,629,612 compared to $1,400,498 in 1998.

Medical

The Company entered the medical products field in l965, producing disposable medical scissors and instruments in bulk for hospital distributors. In l972, the Company's Medical Products Division began marketing its own line of products. New products were added to the procedure tray line every year to meet the specialized needs of hospitals, clinics and convalescent homes. In l978, wound dressings were introduced by the Company. Bandage products were added in January l992, when the Company acquired the major portion of the United States medical products business of SePro Healthcare, Inc., the United States subsidiary of Seton Healthcare Group, plc of Oldham, England. The Company entered into distribution agreements with Seton Healthcare International Limited for exclusive United States rights to an extensive line of state-of-the-art pressure therapy bandages and specialized wound dressings. Subsequently, in March 1997, the Company sold its distribution rights of certain wound care products to Seton Healthcare International Limited. Under the agreement, Acme continued to distribute the products for a portion of 1997.

On March 22, 1999, the Company sold the medical business to Medical Action Industries, Inc.

The Company had historically sold its products through a network of medical dealers who distributed its line of medical products with hospitals, nursing facilities, other alternate care providers, and certain major buying groups. The Company's field sales force historically provided technical assistance in addition to overseeing a network of manufacturer representatives.

<PAGE 4>
Other

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 172 persons, most of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 75 Kings Highway Cutoff, Fairfield, Connecticut in 7,500 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States, owns a facility in Germany, and leases 52,000 square feet of warehousing space in Canada and
6,000 square feet of warehousing space in England. All United States manufacturing is conducted at a 58,000 square foot owned Fremont, North Carolina plant.

Manufacturing for Europe is presently being conducted at a 48,000 square foot owned plant in Solingen, Germany.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by the Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from less than one year to six years.

Item 3.  Legal Proceedings

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While five lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from environmental and product liabilities, either individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31,1999.

<PAGE 5>
PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                               High               Low
Year Ended December 31, 1999
First Quarter                                  2 1/2             1 3/8
Second Quarter                                 2 3/8             2
Third Quarter                                  2 1/8             1 1/4
Fourth Quarter                                 1 9/16              13/16

Year Ended December 31, 1998
First Quarter                                  6                 4 7/8
Second Quarter                                 6 1/2             4
Third Quarter                                  4 1/8             2 1/4
Fourth Quarter                                 3                 1 7/8

As of March 24, 2000 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 1999 and 1998. The Company presently intends to retain earnings to finance business improvements.

<PAGE 6>
Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                           1999         1998 (A)     1997 (A)     1996 (A)(B)    1995 (A)
----------------------------------------------------- ------------ ------------ ------------ --------------- -----------
Net Sales                                               $34,309      $36,457      $32,843      $33,125         $35,882
----------------------------------------------------- ------------ ------------ ------------ --------------- -----------
Loss from Continuing Operations                            (156)      (2,364)      (2,847)      (4,744)         (9,110)
----------------------------------------------------- ------------ ------------ ------------ --------------- -----------
Total Assets                                             20,767       28,896       29,327       27,251          37,021
----------------------------------------------------- ------------ ------------ ------------ --------------- -----------
Long Term Debt, Less Current Portion                      5,013        6,382       11,852        8,444          14,880
----------------------------------------------------- ------------ ------------ ------------ --------------- -----------
Loss Per Share from Continuing Operations (C)              (.05)        (.70)        (.85)       (1.42)          (2.73)

(A) As restated to reflect the sale of the medical business on March 22, 1999 which is reported as discontinued operations.
(B) Reflects the divestiture of Altenbach as of May 1, 1996.
(C) The effects of the weighted average number of stock options outstanding are antidilutive for all years presented and have been excluded from the per share calculations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acme United Corporation (the "Company") sold its medical business segment in March 1999, and has classified the operating results of this segment as discontinued operations in the accompanying financial statements. Prior thereto the Company operated in two principal business segments - consumer and medical. The Company's continuing operations consist of a single reportable consumer segment which operates in the United States, Canada, England and Germany.

On March 22, 1999, the Company sold its medical business, including customer lists, inventory, and certain equipment for cash of approximately $8.15 million resulting in a gain of approximately $2.1 million. Net sales of that business had declined from $13,435,000 in 1997 to $10,090,000 in 1998. The Company used the net proceeds from the sale to reduce debt. The sale of the medical business enabled management to focus its sales efforts on scissors, rulers, and first aid kits in the consumer market. The Company believes the consumer market provides a strong foundation for growth.

The loss from continuing operations was $156,000 in 1999; $2,364,242 in 1998 and $2,847,263 in 1997.

The following comments on the results of operations relate exclusively to the continuing operations of the Company's consumer business.

Results of Operations 1999 Compared with 1998

Net sales from continuing operations decreased $2,147,196 or 6% in 1999 to $34,309,491 compared to $36,456,687 in 1998. Net sales in the United States decreased $191,490 or 1%. Foreign net sales decreased $1,955,706 or 16% primarily due to weak sales in England and a product rationalization program in Canada.

Net other income was $305,196 in 1999 compared to net other expense of $51,758 in 1998. Net other income in 1999 includes foreign currency transaction gains of $215,040 in 1999 compared to currency losses of $194,000 in 1998. A currency loss of $220,000 was incurred in 1998 related to the Company's Canadian operations.

Gross profit was 24% of net sales in 1999 compared to 21% of net sales in 1998. Gross profit improved in all operating entities due to purchasing select products from Asia at lower costs and improvements in manufacturing productivity.

<PAGE 7>
Selling, general and administrative expenses were $7,609,361 in 1999 compared with $8,519,808 in 1998, a decrease of $910,447 or 11%. Decreased compensation expense applicable to fewer employees was offset in part by increased advertising expense.

Interest expense decreased $437,336 in 1999 to $1,064,239 compared to $1,501,575 due to lower borrowings in 1999 as debt was paid down from the proceeds from the sale of the medical business coupled with aggressive working capital management.

An income tax benefit of $26,554 was recognized in 1999 compared to a benefit of $44,002 in 1998. The Company has significant net operating loss carryovers for United States federal and state and foreign tax reporting purposes. The benefits from such loss carryovers will only be recognized when realized.

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

An income tax benefit of $44,002 was recognized in 1998 compared to an expense of $94,317 in 1997. The Company has significant net operating loss carryovers for United States federal and state, and foreign tax reporting purposes. The benefits from such carryovers will only be recognized when realized.

Liquidity and Capital Resources

The Company's working capital, current ratio and long - term debt to equity ratio follow:

                                               1999              1998
   ------------------------------------- ----------------- -----------------
   Working Capital                             $6,956,481        $3,616,421
   Current Ratio                                1.81 to 1         1.20 to 1
   Long - Term Debt to Equity Ratio                   .72              1.37

The increase in working capital and current ratio in 1999 is primarily a result of a decrease of inventories, a decrease in accounts payable and a decrease in current portion of long-term debt. Inventories decreased $4,971,358 or 37% in 1999 due to the Company's sale of the medical division and aggressive inventory management. The current portion of long-term debt decreased $6,911,685. On March 22, 1999, the Company sold its medical business for approximately $8,156,000. At the closing the Company used a portion of the cash proceeds to repay approximately $6,000,000 of debt.

<PAGE 8>
Long-term debt decreased $1,369,797 to $5,012,634 as of December 31, 1999 due to a refinancing. Net cash provided by operating activities was $495,443 for 1999 compared to net cash provided by operating activities of $607,885 for 1998.

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout 2000, the Company expects to have a minimum of $4.4 million outstanding under this arrangement. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, commencing February 1, 2000 through November 1, 2002 and a final installment of $140,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement.

Under a separate loan agreement with another bank which was amended January 19, 2000, the Company will repay $500,000, principal amount, of outstanding debt at that date in monthly installments of $13,889, plus interest at the prime rate, as defined, plus 2.5%, commencing February 1, 2000 through January 1, 2003.

The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing January 19, 2000, and a specified debt service coverage ratio, as defined, and a fixed charge coverage ratio, as defined, commencing March 31, 2000. The Company believes these financial covenants will be met.

Capital expenditures during 1999 were $459,707 which were, in part, financed with debt. Capital expenditures in 2000 are not expected to be material.

Cash generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2000.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risk

Foreign Currency Risk:

The Company manufactures products in the United States and Germany. Further, the Company engages in intracompany sales which are denominated in currencies other then those of the operating entity making the sale. As such, these transaction give rise to foreign currency risk. The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and German mark.

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

<PAGE 9>
The Company's debt portfolio and associated interest rates follows:

                                            2000           2001           2002           2003            Total         Fair Value
-------------------------------------- --------------- ------------- --------------- -------------- ----------------- --------------
Current Liabilities -Notes payable       $690,738                                                      $690,738          $690,738
Average interest rate                       8.6%                                                          8.6%              8.6%
-------------------------------------- --------------- ------------- --------------- -------------- ----------------- --------------
Long-term Debt:
   Fixed rate                            $907,856                                                      $907,856          $907,856
   Average interest rate                    6.3%                                                          6.3%              6.3%
   Variable rate:
   To be refinanced                      $212,366        $231,672      $367,097        $4,413,865     $5,225,000        $5,225,000
   Average interest rate                   10.0%           10.0%         10.0%            10.0%          10.0%             10.0%
   Other                                 $911,871                                                      $911,871          $911,871
   Average interest rate                   10.0%                                                         10.0%             10.0%

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Inflation

Inflation had a negligible effect on the Company's operations during 1999 and 1998. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

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

<PAGE 10>
Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED  STATEMENTS OF OPERATIONS AND  COMPREHENSIVE  INCOME (LOSS)
For the years ended December 31, 1999, 1998 and 1997

                                                                           1999            1998             1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net Sales                                                            $ 34,309,491    $ 36,456,687     $ 32,842,514
Other Income/(Expense) - Net                                              275,787         (51,758)         367,406
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       34,585,278      36,404,929       33,209,920
Costs and Expenses:
    Cost of Goods Sold                                                 26,094,668      28,791,790       25,572,257
    Selling, General and Administrative Expenses                        7,609,361       8,519,808        8,678,687
    Interest Expense                                                    1,064,239       1,501,575        1,326,286
    Restructuring and Other Charges                                             -               -          385,636
---------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       34,768,268      38,813,173       35,962,866
---------------------------------------------------------------- ----------------- ---------------- -----------------
Loss from Continuing Operations before Income Taxes                      (182,990)     (2,408,244)      (2,752,946)
Income Taxes (Benefit)                                                    (26,554)        (44,002)          94,317
---------------------------------------------------------------- ----------------- ---------------- -----------------
Loss from Continuing Operations                                          (156,436)     (2,364,242)      (2,847,263)
Discontinued Operations:
     Income from Discontinued Operations                                  223,840         698,000        3,050,000
     Gain from Sale of Discontinued Operations                          2,101,000               -                -
---------------------------------------------------------------- ----------------- ---------------- -----------------
Income from Discontinued Operations                                     2,324,840         698,000        3,050,000
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net Income/(Loss)                                                       2,168,404      (1,666,242)         202,737
Other Comprehensive Expense - Foreign Currency Translation                (55,223)         (8,675)        (250,436)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Comprehensive Income/(Loss)                                          $  2,113,181    $ (1,674,917)    $    (47,699)
================================================================ ================= ================ =================

Earnings/(Loss) Per Share:
   Continuing Operations                                             $       (.05)   $       (.70)    $       (.85)
   Discontinued Operations                                                    .69             .21              .91
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net Income/(Loss)                                                    $        .64    $       (.49)    $        .06
================================================================ ================= ================ =================

See accompanying notes.

<PAGE 11>

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31,  1999, 1998 and 1997
                                                                                                 Accumulated
                                                                                                    Other
                                  Outstanding                                                   Comprehensive
                                   Shares of                                    Additional          Loss-           Retained
                                 Common Stock    Common Stock     Treasury       Paid-In         Translation        Earnings
                                                                   Stock         Capital         Adjustment         (Deficit)
------------------------------- ---------------- -------------- ------------- --------------- ------------------ ---------------
Balances, December 31, 1996        3,387,620      $ 8,586,550    $  (357,631)   $ 2,179,494       $  (976,104)    $(2,916,979)
Net Income                                                                                                            202,737
Exercise of Stock Options             39,375           98,438                        58,734
Purchase of Treasury Stock           (64,620)                       (331,178)
Translation Adjustment                                                                               (250,436)
------------------------------- ---------------- -------------- ------------- --------------- ------------------ ---------------
Balances, December 31, 1997        3,362,375        8,684,988       (688,809)     2,238,228        (1,226,540)     (2,714,242)
Net Loss                                                                                                           (1,666,242)
Exercise of Stock Options              8,500           21,250                        12,375
Issuance of Treasury Stock             6,613                          40,809        (17,898)
Translation Adjustment                                                                                 (8,675)
------------------------------- ---------------- -------------- ------------- --------------- ------------------ ---------------
Balances, December 31, 1998        3,377,488        8,706,238       (648,000)     2,232,705        (1,235,215)     (4,380,484)
Net Income                                                                                                          2,168,404
Issuance of Common Stock in
  Payment of Accrued
  Compensation                       129,567          323,917                      (194,351)
Translation Adjustment                                                                                (55,223)
------------------------------- ---------------- -------------- ------------- --------------- ------------------ ---------------
Balances, December 31, 1999        3,507,055      $ 9,030,155    $  (648,000)   $ 2,038,354       $(1,290,438)    $(2,212,080)
=============================== ================ ============== ============= =============== ================== ===============

See accompanying notes.

<PAGE 12>

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,  1999 and 1998
                                                                                      1999              1998
-------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                        $    88,468      $    39,805
   Accounts receivable, less allowance                                                6,702,148        7,721,699
   Inventories                                                                        8,297,631       13,268,989
   Prepaid expenses and other current assets                                            508,011          423,772
-------------------------------------------------------------------------------- ---------------- -----------------
Total current assets                                                                 15,596,258       21,454,265

Plant, Property and Equipment:
   Land                                                                                 190,884          219,249
   Buildings                                                                          2,047,593        2,178,805
   Machinery and equipment                                                            8,616,263       16,216,082
-------------------------------------------------------------------------------- ---------------- -----------------
Total plant, property and equipment                                                  10,854,740       18,614,136
Less accumulated depreciation                                                         6,868,588       12,572,886
-------------------------------------------------------------------------------- ---------------- -----------------
Net plant, property and equipment                                                     3,986,152        6,041,250
Goodwill and other, less accumulated amortization                                       192,510          504,848
Other assets                                                                            992,530          895,156
-------------------------------------------------------------------------------- ---------------- -----------------
Total Assets                                                                        $20,767,450      $28,895,519
================================================================================ ================ =================


LIABILITIES
------------------------------------------------------------------------------- ----------------- -----------------
Current Liabilities:
   Notes payable                                                                   $   690,738       $   881,538
   Accounts payable                                                                  2,763,272         4,422,315
   Other accrued liabilities                                                         3,153,674         3,384,544
   Current portion of long-term debt                                                 2,032,093         8,943,778
------------------------------------------------------------------------------- ----------------- -----------------
Total current liabilities                                                            8,639,777        17,632,175
Long-term debt, less current portion                                                 5,012,634         6,382,431
Other                                                                                  197,048           205,669
------------------------------------------------------------------------------- ----------------- -----------------
Total Liabilities                                                                   13,849,459        24,220,275
------------------------------------------------------------------------------- ----------------- -----------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 4,000,000 shares; issued -
  3,612,062 shares in 1999 and 3,482,495 shares in 1998, including Treasury
  Stock                                                                              9,030,155         8,706,238
Treasury Stock, at cost,  105,007 shares                                              (648,000)         (648,000)
Additional paid-in capital                                                           2,038,354         2,232,705
Accumulated other comprehensive loss - translation adjustment                       (1,290,438)       (1,235,215)
Retained - earnings deficit                                                         (2,212,080)       (4,380,484)
------------------------------------------------------------------------------- ----------------- -----------------
Total Stockholders' Equity                                                           6,917,991         4,675,244
------------------------------------------------------------------------------- ----------------- -----------------
Total Liabilities and Stockholders' Equity                                         $20,767,450       $28,895,519
=============================================================================== ================= =================

See accompanying notes.

<PAGE 13>

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31,  1999, 1998 and 1997
                                                                       1999             1998              1997
---------------------------------------------------------------- ----------------- ---------------- -----------------
Operating activities:
Net income (loss)                                                 $  2,168,404      $ (1,666,242)    $    202,737
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities
     Gain on sale of discontinued operations                        (2,101,000)                -                -
     Gain on sale of marketing rights                                        -                 -         (846,178)
     Depreciation                                                      950,000         1,242,605          979,196
     Amortization                                                       29,710            33,421           92,480
     Loss (gain) on disposal of plant, property and equipment          240,873           (98,264)               -
     Changes in operating assets and liabilities
       Accounts receivable                                           1,004,551          (275,860)        (709,695)
       Inventories                                                   1,648,394           812,362       (4,030,034)
       Prepaid expenses and other current assets                       (84,239)         (247,549)        (114,580)
       Other assets                                                     74,254           (69,796)        (196,518)
       Accounts payable                                             (1,659,043)          897,731        1,034,140
       Other accrued liabilities                                    (1,776,461)          (20,523)         231,487
---------------------------------------------------------------- ----------------- ---------------- -----------------
Total adjustments                                                   (1,672,961)        2,274,127       (3,559,702)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net cash provided (used) by operating activities                       495,443           607,885       (3,356,965)
---------------------------------------------------------------- ----------------- ---------------- -----------------
Investing activities:
Capital expenditures                                                  (459,707)       (1,572,516)       (1,824,394)
Proceeds from sales of plant, property and equipment                   384,432           326,000           345,106
Proceeds from sale of marketing rights                                       -                 -         1,915,178
Proceeds from sale of medical division                               8,156,000                 -                 -
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net cash provided (used) by investing activities                     8,080,725        (1,246,516)          435,890
---------------------------------------------------------------- ----------------- ---------------- -----------------
Financing activities:
Net (repayments) borrowings on notes payable and revolving
   credit facilities                                                (8,031,802)         (400,375)        3,661,074
Borrowings of long-term debt                                         2,500,000         1,266,557           600,000
Payments of long term debt                                          (2,940,480)         (237,402)       (1,903,896)
Exercise of stock options                                                                 33,625           157,172
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net cash (used) provided for financing activities                   (8,472,282)          662,405         2,514,350
---------------------------------------------------------------- ----------------- ---------------- -----------------
Effect of exchange rate changes                                        (55,223)           (8,675)            4,229
---------------------------------------------------------------- ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash equivalents                    48,663            15,099          (402,496)
Cash and cash equivalents at beginning of year                          39,805            24,706           427,202
---------------------------------------------------------------- ----------------- ---------------- -----------------
Cash and cash equivalents at end of year                          $     88,468      $     39,805     $      24,706
================================================================ ================= ================ =================

See accompanying notes.

<PAGE 14>
Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Continuing Operations

The continuing operations of Acme United Corporation (the Company) consist of a single reportable "consumer" segment. The consumer segment operates in the United States, Canada, England and Germany. Principal consumer segment products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers. Revenues related to sales of such products are recognized at the time of shipment. Continuous credit evaluations are made of customers; collateral is not required. Allowances for credit losses are provided and have been within management's expectations. Net sales for 1999, 1998 and 1997 include two customers which aggregate approximately 26% in 1999 and 20% for each year, 1998 and 1997.

2.  Discontinued Operations

On March 22, 1999 the Company sold its medical business, including customer lists, inventory, and certain equipment for cash of approximately $8,156,000 realizing a gain of $2,101,000. The consolidated statements of operations for 1999, 1998 and 1997 reflect the discontinuance of the medical business segment. Substantially all assets of the medical business segments have been disposed of at December 31, 1999. The 1998 consolidated balance sheet includes the assets of the discontinued medical business. A summary of those assets follows:

                                                                 1998
   --------------------------------------------------------- --------------
   Current assets:
     Accounts receivable                                     $  1,121,000
     Inventories                                                3,464,000
     Other                                                        150,000
   --------------------------------------------------------- --------------
                                                                4,735,000
   Equipment, net and other                                     1,215,000
   --------------------------------------------------------- --------------
                                                             $  5,950,000
   ========================================================= ==============

The condensed statements of operations relating to the medical business follow:

                                                 1999             1998             1997
   -------------------------------------- ---------------- ---------------- ---------------
   Net sales                               $  5,536,000     $ 10,090,000     $ 13,435,000
   Costs and expenses                         5,312,160        9,392,000       11,231,000
   -------------------------------------- ---------------- ---------------- ---------------
                                                223,840          698,000        2,204,000

   Gain on sale of marketing rights (A)               -                -          846,000
   -------------------------------------- ---------------- ---------------- ---------------
   Income from operations (B)              $    223,840     $    698,000     $  3,050,000
   ====================================== ================ ================ ===============

(A) On March 3, 1997, the Company sold marketing rights of certain wound care products applicable to the medical business for approximately $2.0 million which resulted in a gain of $846,000.

(B)  Income taxes related to the medical business are not material.

3.  Accounting Policies

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts are eliminated in consolidation.

<PAGE 15>
Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized at the time of settlement of the underlying purchase transactions and treated as purchasing variances. Resulting translation adjustments are made directly to a separate component of stockholders' equity--"Accumulated other comprehensive loss - translation adjustment". Foreign currency transaction gains (losses) which are included in other income (expense) were $215,000 in 1999, $(194,000) in 1998 and $182,000 in
1997.

Hedging Activity - Foreign currency contracts are occasionally purchased as hedges against foreign currency fluctuation risk related to specific purchase commitments. The Company does not engage in foreign currency exchange contracts for speculative purposes and accordingly, the contracts are accounted for as hedges. There were no significant foreign currency contracts outstanding as of December 31, 1999 and 1998.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $125,862 in 1999 and $195,325 in 1998.

Inventories - Inventories are stated at the lower of average cost determined by the first in, first out method or market.

Plant, Property and Equipment and Depreciation - Plant, property and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

Goodwill - Goodwill represents the excess of the cost of investments in businesses acquired over the net asset values at acquisition. Goodwill is being amortized by the straight line method over periods ranging from 3 to 40 years. Accumulated amortization thereon aggregated $299,143 and $269,433 at December 31, 1999 and 1998, respectively.

Asset Impairments -The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, as well as their estimated useful lives, when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in years in which the differences are expected to reverse.

Research and Development - Research and development costs ($18,688 in 1999, $90,651 in 1998 and $385,000 in 1997) are charged to operations as incurred.

Advertising - Advertising costs ($2,444,343 in 1999, $2,353,188 in 1998 and $2,044,179 in 1997) are expensed as incurred.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

<PAGE 16>
4.  Inventories

Inventories consists of:
                                                1999             1998
    -------------------------------------- ---------------- ----------------
    Finished goods                         $   5,354,828    $   7,122,146
    Work in process                              648,404        1,240,055
    Materials and supplies                     2,294,399        4,906,788
    -------------------------------------- ---------------- ----------------
                                           $   8,297,631    $  13,268,989
    ====================================== ================ ================

5.  Other Assets

Other assets consist of:
                                                 1999             1998
    -------------------------------------- ----------------- ---------------
    Prepaid pension costs                  $     980,395     $   867,540
    Other                                         12,135          27,616
    -------------------------------------- ----------------- ---------------
                                           $     992,530     $   895,156
    ====================================== ================= ===============

6.  Other Accrued Liabilities

Other accrued liabilities consist of:

                                                 1999             1998
    -------------------------------------- ----------------- ---------------
    Vendor rebates                           $ 1,743,722     $   1,278,226
    Other                                      1,229,603         2,106,318
    -------------------------------------- ----------------- ---------------
                                             $ 3,153,674     $   3,384,544
    ====================================== ================= ===============

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

<PAGE 17>
Other disclosures related to the pension plan follow:

                                                                          1999             1998
    --------------------------------------------------------------- ----------------- ----------------
    Changes in benefit obligation
       Benefit obligation at beginning of year                       $ (5,311,539)     $ (5,306,010)
       Interest cost                                                     (363,481)         (381,457)
       Plan participants' contributions                                   (27,934)
       Actuarial gain/(loss)                                              312,480          (350,647)
       Benefits paid                                                      535,425           726,575
    --------------------------------------------------------------- ----------------- ----------------
       Benefit obligation at end of year                             $ (4,855,049)     $ (5,311,539)
    --------------------------------------------------------------- ----------------- ----------------

    Changes in plan assets
       Fair value of plan assets at beginning of year                $  5,870,338      $  5,911,452
       Actual return on plan assets                                       825,671           685,461
       Plan participants' contributions                                    27,934
       Benefits paid                                                     (535,425)         (726,575)
    --------------------------------------------------------------- ----------------- ----------------
       Fair value of plan assets at end of year                      $  6,188,518      $  5,870,338
    --------------------------------------------------------------- ----------------- ----------------

    Funded status                                                    $  1,333,469      $    558,799
    Unrecognized (gain)/loss                                             (353,074)          308,741
    --------------------------------------------------------------- ----------------- ----------------
    Prepaid benefit costs                                            $    980,395      $    867,540
    =============================================================== ================= ================

At December 31, 1999 and 1998, plan assets include 30,000 shares of the Company's Common Stock having a market value of $33,750 and $67,500 at those dates, respectively.

                                                             1999            1998            1997
    --------------------------------------------------- --------------- --------------- ---------------
    Assumptions:
      Discount rate                                          7.75%            6.5%            7.0%
      Expected return on plan assets                         8.5%             8.5%            8.5%

                                                                1999            1998            1997
    --------------------------------------------------- --------------- --------------- ---------------
    Components of net benefit income:
      Interest cost                                      $   363,481     $   381,457     $   376,622
      Expected return on plan assets                        (476,336)       (480,121)       (446,996)
    --------------------------------------------------- --------------- --------------- ---------------
                                                         $  (112,855)    $   (98,664)    $   (70,374)
    =================================================== =============== =============== ===============

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee and have amounted to 2% of eligible employee earnings. Total contribution expense under this plan approximated $51,000, $102,000 and $104,000 for 1999, 1998, and 1997, respectively.

8.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                                             1999            1998            1997
    --------------------------------------------------- --------------- --------------- ---------------
    Current:
        State                                            $  (27,059)     $   29,808      $   49,800
        Foreign                                                 505         (73,810)         44,517
    --------------------------------------------------- --------------- --------------- ---------------
                                                         $  (26,554)     $  (44,002)     $   94,317
    =================================================== =============== =============== ===============

The current state tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants are located.

<PAGE 18>
A summary of United States and foreign loss before income taxes from continuing operations follows:

                                                        1999              1998             1997
    ---------------------------------------------- ---------------- ----------------- ----------------
    United States                                   $    (61,829)    $ (1,443,434)     $ (2,280,601)
    Foreign                                             (121,161)        (964,810)         (472,345)
    ---------------------------------------------- ---------------- ----------------- ----------------
                                                    $   (182,990)    $ (2,408,244)     $ (2,752,946)
    ============================================== ================ ================= ================

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in continuing operations.

                                                          1999              1998             1997
    ---------------------------------------------- ---------------- ----------------- ----------------
    Federal income taxes (benefit) at 34%
      statutory rate                                $    (62,217)    $   (818,803)     $   (936,002)
    State and local taxes, net of federal income
      tax effect                                         (50,587)         (15,227)         (119,632)
    Foreign income taxes (benefit)                         1,332          (22,345)          (19,473)
    Deferred income tax asset valuation allowance       (334,172)         895,888         1,307,167
    Foreign permanent differences                        354,249
    Other                                                 64,841          (83,515)         (137,743)
    ---------------------------------------------- ---------------- ----------------- ----------------
    Provision (benefit) for income taxes            $    (26,554)    $    (44,002)     $     94,317
    ============================================== ================ ================= ================

Income taxes paid, net of refunds received, were $45,871 in 1999, $66,363 in 1998 and $13,267 in 1997.

Deferred income taxes relate to:

                                                                           1999             1998
    --------------------------------------------------------------- ----------------- ----------------
    Deferred income tax liabilities:
       Plant, property and equipment                                 $    445,695      $    373,115
       Pension                                                            351,830           301,170
       Other                                                               78,558                 -
    --------------------------------------------------------------- ----------------- ----------------
                                                                          876,083           674,285
    Deferred income tax assets:
       Asset valuations                                                   402,779           381,595
       Operating loss carryforwards                                     3,420,039         4,279,050
       Intangible assets                                                        -           126,962
       Other                                                               42,530            88,022
    --------------------------------------------------------------- ----------------- ----------------
                                                                        3,865,348         4,875,629
    --------------------------------------------------------------- ----------------- ----------------
    Net deferred income tax asset before valuation allowance            2,989,265         4,201,344
    Valuation allowance                                                (2,989,265)       (4,201,344)
    --------------------------------------------------------------- ----------------- ----------------
    Net deferred income taxes                                        $          -      $          -
    =============================================================== ================= ================

The deferred income tax asset valuation allowance was $3,622,743 as of December 31, 1997.

The Company provides deferred income taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $1,335,000 and
$1,414,000 are considered permanently reinvested as of December 31, 1999 and 1998, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

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

<PAGE 19>
At December 31, 1999, the Company has tax operating loss carryforwards aggregating $11,404,000 of which $4,642,000 relate to United States Federal income taxes which expire from 2012 through 2019, $2,842,000 relate to state income taxes which expire from 2000 through 2009 and $3,920,000 relate to foreign operations income taxes which can be carried forward indefinitely.

9.  Debt

The Company has short-term lines of credit for its foreign subsidiaries which expire in 2000. The aggregate amount available under these lines is $773,348 of which $690,738 is outstanding at December 31, 1999 and bears interest at rates ranging from local prime to local prime plus 4.00%. The weighted average interest rate for outstanding borrowings was 8.61% at December 31, 1999 (8.3% at December 31, 1998).

Long-term debt consists of:

                                                1999             1998
   -------------------------------------- ----------------- ----------------
   Notes payable to Bank:
     To be refinanced                       $  5,225,000      $  6,613,630
     Other                                       754,741         7,120,533
   Other notes payable                         1,064,986         1,592,026
   -------------------------------------- ----------------- ----------------
                                               7,044,727        15,326,209
   Less current portion                        2,032,093         8,943,778
   -------------------------------------- ----------------- ----------------
                                            $  5,012,634      $  6,382,431
   ====================================== ================= ================

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout 2000, the Company expects to have a minimum of $4.4 million outstanding under this arrangement. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, commencing February 1, 2000 through November 1, 2002 and a final installment of $140,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement.

Under a separate loan agreement with another bank which was amended January 19, 2000, the Company will repay $500,000, principal amount, of outstanding debt at that date in monthly installments of $13,889, plus interest at the prime rate, as defined, plus 2.5%, commencing February 1, 2000 through January 1, 2003.

The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing January 19, 2000, and a specified debt service coverage ratio, as defined, and a fixed charge coverage ratio, as defined, commencing March 31, 2000. The Company believes these financial covenants will be met.

Current maturities of long-term debt which reflect the refinancing referred to above follow: 2000 - $2,032,093; 2001 - $231,672; 2002 - $367,097 and 2003 -
$4,413,865.

The interest rates of the other notes payable range from 6.35% to 9.75%.

Interest paid was $1,117,048 in 1999, $1,530,290 in 1998 and $1,306,694 in 1997.

Substantially all assets are pledged as collateral for outstanding debt, including the portion refinanced January 19, 2000.

<PAGE 20>
10.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $461,396 in 1999, $684,000 in 1998 and $613,000 in 1997. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 1999 follow: 2000 - $375,724; 2001 - $106,511;
2002 - $71,962; 2003 - $46,024; 2004 - $43,004 and thereafter - $11,207.

The Company has been involved in certain environmental matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While five lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from environmental and product liabilities, either individually or in aggregate.

11.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                                     1999          1998          1997
   --------------------------------------------- ------------- ------------- -------------
   Net Sales:
     United States                                 $ 23,916      $ 24,108      $ 21,875
     Canada                                           5,166         5,880         4,235
     England                                          2,177         3,296         4,067
     Germany and other European countries             3,050         3,173         2,666
   --------------------------------------------- ------------- ------------- -------------
                                                   $ 34,309      $ 36,457      $ 32,843
   ============================================= ============= ============= =============

Long-lived assets by geographic area follow (000's omitted):

                                                     1999          1998          1997
   --------------------------------------------- ------------- ------------- -------------
   Long-Lived Assets:
     United States                                 $  2,506      $  4,354      $  3,730
     Canada                                              79            83            66
     England                                             32            78           517
     Germany                                          1,369         1,526         1,922
   --------------------------------------------- ------------- ------------- -------------
                                                   $  3,986      $  6,041      $  6,235
   ============================================= ============= ============= =============

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

<PAGE 21>
A summary of changes in options issued under the Company's two stock option plans follows:

                                                                   1999          1998          1997
   ----------------------------------------------------------- ------------- ------------- -------------
   Options outstanding  at the beginning of the year              376,550       318,750       301,500
   Options granted                                                174,000        67,950        66,000
   Options canceled                                               (79,225)       (1,650)       (9,375)
   Options exercised                                                    -        (8,500)      (39,375)
   ----------------------------------------------------------- ------------- ------------- -------------
   Options outstanding  at the end of the year                    471,325       376,550       318,750
   =========================================================== ============= ============= =============

   Options exercisable at the end of the year                     340,694       292,563       245,000
   =========================================================== ============= ============= =============

   Options available for future grants at the end of the year      70,800       165,575        51,875
   =========================================================== ============= ============= =============

   Average price of options granted                                 $2.12         $4.62         $5.81
   Average price of options canceled                                $1.88         $4.17         $4.52
   Average price of options exercised                                   -         $3.96         $3.99
   Average price of options outstanding                             $3.65         $4.31         $4.23
   Average price of options exercisable                             $3.95         $4.14         $3.93

A summary of options outstanding at December 31, 1999 follows:

                                            Options Outstanding                        Options Exercisable
                             -------------------------------------------------    ------------------------------
                                             Weighted-Average
                                                Remaining     Weighted-Average                  Weighted-Average
                                 Number        Contractual        Exercise            Number        Exercise
   Range of Exercise Prices   Outstanding     Life (Years)          Price           Exercisable       Price

   ------------------------- --------------- ---------------- ----------------    --------------- --------------
   $1.75 to $2.49                143,875            9               2.16               45,594         2.13
   $2.50 to $3.65                100,450            5               3.50               92,850         3.56
   $3.66 to $5.00                123,500            6               3.86              120,000         3.83
   $5.01 to $7.25                103,500            8               5.62               82,250         5.56
                             ===============                                      ===============
                                 471,325                                              340,694
                             ===============                                      ===============

The weighted average remaining contractual life of outstanding stock options is 7 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 1999, 1998 and 1997.

If compensation expense for the Company's stock option plans had been determined using the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, the Company would have reported net income of $2,056,538 ($.61 a share) for 1999, a net loss of $1,814,064 ($.54 a share) for 1998 and net income of $89,541 ($.03 a share) for 1997.

The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 is $.75, $1.83, and $2.52 per option, respectively.

<PAGE 22>
The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          1999          1998          1997
    --------------------------------- ------------- ------------- -------------

    Expected Life in Years                 5             5             5
    Interest Rate                        5.67%         5.69%         6.65%
    Volatility                           27.3%         37.2%         36.4%
    Dividend Yield                         0%            0%            0%

13.  Earnings Per Share

The denominators used in the earnings (loss) per share computations consist of the weighted average shares of Common Stock outstanding of 3,390,977 in 1999, 3,371,099 in 1998, and 3,353,581 in 1997. The effects of the weighted average number of stock options outstanding were antidilutive in 1998 and have been excluded from the per share calculations. Further, because the Company had a loss from continuing operations in 1999 and 1997 the weighted average number of stock options outstanding were also excluded from the per share calculations.

14.  Financial Instruments

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 31, 1999 and 1998 approximate fair value. Fair value was based on expected cash flows and current market conditions.

15.  Purchase of Inventory from Rotex Division of Esselte Canada

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

16.  Restructuring and Other Charges

In 1997 the Company abandoned certain property and plant resulting in a $530,000 charge to operations. Also in 1997 the Company recorded a $144,000 change in estimate relating to a restructuring charge recorded in 1996.

<PAGE 23>
Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation:

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 9, 2000

<PAGE 24>
Report of PricewaterhouseCoopers LLP, Independent Accountants

To the Board of Directors and Stockholders of Acme United Corporation:

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows of Acme United Corporation for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Acme United Corporation's operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 19, 1998, except as to the information presented in Note 2, for which the date is March 26, 1999

<PAGE 25>
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 1999.

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

           Name                Age            Position Held with Company
-------------------------- ------------ ----------------------------------------

Walter C. Johnsen              49       President, Chief Executive Officer
                                        and Director

Gary D. Penisten               68       Chairman of the Board and Director

Brian S. Olschan               43       Executive Vice President and
                                        Chief Operating Officer

Ronald P. Davanzo              37       Vice President and Chief Financial
                                        Officer, Secretary and Treasurer

David W. Clark, Jr.            62       Director

George R. Dunbar               76       Director

Richmond Y. Holden, Jr.        46       Director

Wayne R. Moore                 69       Director


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

Brian S. Olschan served as Senior Vice President-Sales and Marketing from September 10, 1996 until February 22, 1999. From 1991 to 1996, he was employed by General Cable Corporation in various executive positions including Vice President and General Manager of the Cordset and Assembly Business from 1994 to 1996. Effective January 23, 1999, he was promoted to Executive Vice President and Chief Operating Officer.

Ronald P. Davanzo has served as Vice President and Chief Financial Officer, Secretary and Treasurer since March 18, 1999. Prior to that he was Vice President-International since April 27, 1998 and continues to serve in that capacity. Mr. Davanzo joined Acme on May 19, 1997. From 1985 to 1997 he served in several increasingly responsible positions in Sterling Drug, Inc., Eastman Kodak, and Sanofi S.A. In his final position before joining Acme he was Director of Finance for Sanofi's Oscar de la Renta fragrance business.

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

Item 13.  Certain Relationships and Related Transactions

          (None)

<PAGE 27>
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

         1. Financial Statements
                                                                         Page(s)

            Consolidated Balance Sheets                                      12
            Consolidated Statements of Operations and Comprehensive
              Income(Loss)                                                   10
            Consolidated Statements of Changes in Stockholders' Equity       11
            Consolidated Statements of Cash Flows                            13
            Notes to Consolidated Financial Statements                       14
            Report of Ernst & Young LLP, Independent Auditors                23
            Report of PricewaterhouseCoopers LLP, Independent Accountants    24


         2. Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts                  28

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

         3. Exhibits

            Exhibit 21 - Parents and Subsidiaries                            29
            Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors  29
                       - Consent of PricewaterhouseCoopers LLP, Independent  29
                         Accountants

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

     (b) No Form 8-K was filed by the Company during the quarter ended December 31,1999.

<PAGE 28>

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1999, 1998 and 1997

                                                  Balance at        Charged to      Deductions and
                                                 Beginning of       Costs and      Other Adjustments   Balance at End
                                                    Period           Expenses                            of Period
                                                ---------------- ----------------- ------------------ -----------------
1999
Allowance for doubtful accounts                    $195,325          $ 64,944           $134,107           $125,862

1998
Restructuring liability                              27,688                 -             27,688                  -
Allowance for doubtful accounts                     252,079            35,889             92,643            195,325

1997
Restructuring liability (A)                         755,440           385,636          1,113,388 (A)         27,688
Allowance for doubtful accounts                     197,755           155,622            101,298            252,079

(A) Reflects the write-down of abandoned property and plant of $530,000.

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


EXHIBIT 23

               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918 and 333-26737) pertaining to the Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505 and 333-26739) pertaining to the Acme United
Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated March 9, 2000, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 1999.


                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 27, 2000


         Consent of PricewaterhouseCoopers LLP, Independent Accountants

We hereby consent to the incorporation by reference in the registration statements of Acme United Corporation and Subsidiaries on Forms S-8 (File No. 33-98918, File No. 333-26737, and File No. 333-26739) of our report dated March 19, 1998, except as to the information presented in Note 2, for which the date is March 26, 1999 relating to the consolidated financial statements and financial statement schedule of Acme United Corporation and Subsidiaries for the year ended December 31, 1997, which is included in this Annual Report on Form 10-K.

                                                  /s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 28, 2000

<PAGE 30>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27,2000.


ACME UNITED CORPORATION
(Registrant)

Signatures                               Titles

s/ Walter C. Johnsen
-----------------------------
   Walter C. Johnsen                     Chief Executive Officer and Director

s/ Gary D. Penisten
-----------------------------
   Gary D. Penisten                      Chairman of the Board and Director

s/ Ronald P. Davanzo
-----------------------------
   Ronald P. Davanzo                     Vice President and Chief Financial
                                         Officer, Secretary and Treasurer

s/ David W. Clark, Jr.
-----------------------------
   David W. Clark, Jr.                   Director

s/ George R. Dunbar
-----------------------------
   George R. Dunbar                      Director

s/ Richmond Y. Holden, Jr.
-----------------------------
   Richmond Y. Holden, Jr.               Director

s/ Wayne R. Moore
-----------------------------
   Wayne R. Moore                        Director