Form 10-Q
period 2000-03-31
ACME UNITED CORP
filed 2000-05-15
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,507,055 shares outstanding as of May 12, 2000 of its $2.50 par value Common Stock.

<PAGE 2>
                             ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets.......................   3
               Condensed Consolidated Statements of Operations
                and Comprehensive Income...................................   5
               Condensed Consolidated Statements of Cash Flows.............   6
               Notes to Condensed Consolidated Financial Statements........   7
     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings.............................................  11
     Item 2. Changes in Securities.........................................  11
     Item 3. Defaults Upon Senior Securities...............................  11
     Item 4. Submission of Matters to a Vote of Security Holders...........  11
     Item 5. Other Information.............................................  11
     Item 6. Exhibits and Reports on Form 8-K..............................  11
     Signatures............................................................  12

<PAGE 3>

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                                           March 31    December 31
                                                                             2000          1999
                                                                         ------------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $      -     $     88
  Accounts receivable, less allowance                                           7,020        6,702
  Inventories:
     Finished goods                                                             5,815        5,355
     Work in process                                                              871          649
     Raw materials and supplies                                                 2,155        2,294
                                                                           ----------    ---------
                                                                                8,841        8,298
  Prepaid expenses and other current assets                                       795          508
                                                                           ----------    ---------
          Total current assets                                                 16,657       15,596
                                                                           ----------    ---------
Property, plant and equipment:
  Land                                                                            182          191
  Buildings                                                                     1,938        2,048
  Machinery and equipment                                                       8,438        8,616
                                                                           ----------    ---------
                                                                               10,558       10,855
  Less accumulated depreciation                                                 6,781        6,869
                                                                           ----------    ---------
                                                                                3,777        3,986
Other assets                                                                      990          993
Goodwill, less accumulated amortization                                           188          193
                                                                           ----------    ---------
            Total assets                                                     $ 21,611     $ 20,767
                                                                           ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 4>

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                                           March 31    December 31
                                                                             2000          1999
                                                                         ------------  -----------
LIABILITIES

Current Liabilities:
  Notes payable                                                              $    734     $    691
  Accounts payable                                                              2,664        2,763
  Other accrued liabilities                                                     3,193        3,154
  Current portion of long term debt                                             2,512        2,032
                                                                           ----------    ---------
      Total current liabilities                                                 9,103        8,640
  Long term debt, less current portion                                          5,178        5,012
  Other                                                                           192          197
                                                                           ----------    ---------
       Total liabilities                                                       14,473       13,849
                                                                           ----------    ---------

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    Authorized-8,000,000 shares
    issued-3,612,062 shares,
     including treasury stock                                                   9,030        9,030
  Additional paid-in capital                                                    2,038        2,038
  Retained-earnings deficit                                                    (2,005)      (2,212)
  Accumulated other comprehensive loss-translation adjustment                  (1,278)      (1,290)
  Treasury stock, at cost-105,007 shares                                         (648)        (648)
                                                                           ----------    ---------
      Total stockholders' equity                                                7,138        6,918
                                                                           ----------    ---------
        Total liabilities and stockholders' equity                           $ 21,611     $ 20,767
                                                                           ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 5>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                                                 Three Months Ended
                                                                                      March 31
                                                                                --------------------
                                                                                  2000         1999
                                                                                --------     --------
Revenues:
  Net sales                                                                      $ 8,041      $ 7,911
  Other income                                                                        18          177
                                                                                --------     --------
      Total revenues                                                               8,059        8,088
                                                                                --------     --------
Costs and expenses:
  Cost of goods sold                                                               5,222        6,052
  Selling, general and administrative expenses                                     2,424        2,234
  Interest expense                                                                   206          358
                                                                                --------     --------
      Total expenses                                                               7,852        8,644
                                                                                --------     --------
Income (loss) from continuing operations before income taxes                         207         (556)
Income taxes                                                                           -          (14)
                                                                                --------     --------
Income (loss) from continuing operations                                             207         (542)
Discontinued operations:
  Gain on sale of discontinued operations                                              -        2,101
  Income from discontinued operations                                                  -          198
                                                                                --------     --------
                                                                                       -        2,299
                                                                                --------     --------
Net income                                                                           207        1,757
Other comprehensive income (expense) -
  foreign currency translation                                                        12          (71)
                                                                                --------     --------
Comprehensive income                                                             $   219      $ 1,686
                                                                                ========     ========
Earnings (loss)  per share:
  Continuing operations                                                          $  0.06      $ (0.16)
  Discontinued operations                                                              -         0.68
                                                                                --------     --------
  Net income                                                                     $  0.06      $  0.52
                                                                                ========     ========
Diluted earnings (loss) per share:
  Continuing operations                                                          $  0.06      $ (0.16)
  Discontinued operations                                                              -         0.68

  Net income                                                                     $  0.06      $  0.52
                                                                                ========     ========
Weighted average number of common shares outstanding-
  denominator used for per share computations                                      3,507        3,377
Weighted average number of dilutive stock options
  outstanding                                                                        183
                                                                                --------     --------
Denominator for diluted per share computation                                      3,690        3,377
                                                                                ========     ========
            See notes to condensed consolidated financial statements

<PAGE 6>

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                                Three Months Ended
                                                                                     March 31
                                                                               -------------------
                                                                                 2000         1999
                                                                              ---------    ---------
Operating Activities:
  Net income                                                                    $   207      $ 1,757
  Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
    Gain on sale of discontinued operations                                           -       (2,101)
    Depreciation                                                                    208          236
    Amortization                                                                      5            3
    Gain on disposal of property, plant, and equipment                              (12)           -

Changes in operating assets and liabilities:
  Accounts receivable                                                              (318)        (624)
  Inventories                                                                      (543)       1,743
  Prepaid expenses and other current assets                                        (287)         140
  Other assets                                                                        3          (14)
  Accounts payable                                                                  (99)        (800)
  Other accrued liabilities                                                          39       (1,209)
                                                                             ----------    ---------
      Net cash used by operating activities                                        (796)        (869)
                                                                             ----------    ---------
Investing Activities:
  Capital expenditures                                                              (70)        (242)
  Proceeds from sale of property, plant, and equipment                               60            -
  Proceeds from sale of medical division                                              -        7,156
                                                                             ----------    ---------
      Net cash (used) provided by investing activities                              (10)       6,914
                                                                             ----------    ---------
Financing Activities:
  Net proceeds (payments) on short term borrowing arrangements                    1,262       (7,321)
  Borrowings of long term debt                                                      325        1,786
  Payments of long term debt                                                       (870)           -
                                                                             ----------    ---------
      Net cash provided (used) by financing activities                              717       (5,535)
                                                                             ----------    ---------
Effect of exchange rate changes on cash                                               1           (1)
                                                                             ----------    ---------
Net change in cash and cash equivalents                                             (88)         509

Cash and cash equivalents at beginning of period                                     88           40
                                                                             ----------    ---------
Cash and cash equivalents at end of period                                      $    (0)     $   549
                                                                             ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 7>
              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for such disclosures. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated balance sheet as of that date. The results of operations for the three months ended March 31,2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 -- Discontinued Operations

     On March 22, 1999 the Company sold its medical business including customer lists, inventory, and certain equipment for approximately $8,156,000 realizing a gain of $2,101,000. The condensed consolidated statement of operations for the three months ended March 31, 1999 relating to the medical business follows:

               Net sales                $ 2,101,000
               Costs and expenses         1,903,000
                                        -----------
               Income from operations   $   198,000
                                        ===========
               Earnings per share       $      0.06
                                        ===========

     Income taxes related to the medical business were not material.

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

<PAGE 8>
         Notes to CONDENSED CONSOLIDATED Financial Statements- continued

                                   (Unaudited)

Note 4 -- Debt and Liquidity

     The Company has short-term lines of credit for its foreign subsidiaries which are renewable at various times throughout the remainder of 2000. The aggregate amount available under these lines is $1,029,000 of which $734,000 is outstanding at March 31, 2000.

     Long term debt consisted of the following:

          (all amounts in thousands)
                                                   March 31         December 31
                                                     2000              1999
                                                 ------------       -----------
    Notes payable:
      U.S. and Canada arrangements...........       $  6,795          $  5,225
      Other..................................            895             1,819
                                                   ----------        ----------
                                                       7,691             7,044
    Less current portion                               2,512             2,032
                                                   ----------        ----------
                                                    $  5,178          $  5,012
                                                   ==========        ==========


    On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout 2000, the Company expects to have a minimum of $4.4 million outstanding under this arrangement. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, from February 1, 2000 through November 1, 2002 and a final installment of $140,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement.

    Under a separate loan agreement with another bank which was amended January 19, 2000, the Company will repay $500,000, principal amount, of outstanding debt at that date in monthly installments of $13,889, plus interest at the prime rate, as defined, plus 2.5%, commencing February 1, 2000 through January 1, 2003.

    The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, as defined, commencing January 19, 2000, and a specified debt service coverage ratio, as defined, and a fixed charge coverage ratio, as defined, commencing March 31, 2000. The Company was in compliance with all covenants as of March 31, 2000 and believes these financial covenants will be met for the remainder of the term of the loan.

    Cash generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2000.

<PAGE 9>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2000

Results of Operations

   Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 2000 were $8,041,000 compared with $7,911,000 for 1999, or 2% higher. Beginning in the first quarter of 2000, the Company is classifying outgoing freight expense as selling expense. Such expenses were previously classified as a component of net sales. Outgoing freight expense for the quarter ended March 31, 1999 of $341,000 has been reclassified to conform with the current period presentation.

     Domestic sales increased 6% to $5,319,000. Sales to all major customers were ahead of last year's levels and enhanced inventory management reduced the backlog from $569,000 in 1999 to $85,000 in 2000 which added to the sales growth.

     International sales were 7% below 1999 levels. Strong sales growth in England was more than offset by weakness in Canada and Germany. A product rationalization of low margin products were the main reason for the decline in Canada. Also adding to the reduction in sales was a 9% negative foreign exchange decline in the German Mark.

   Gross Profit

     The gross profit for the first quarter of 2000 was $2,819,000 (35% of net sales) compared to $1,859,000 (23% of net sales) for the first quarter of 1999. Resourcing of scissor products to Asia coupled with aggressive purchasing practices and improved manufacturing efficiencies in the USA were the main reasons for the improved gross margins.

   Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the first quarter of 2000 were $2,424,000 (30.1% of net sales) compared with $2,234,000 (28.2% of net sales) for the same period of 1999, an increase of $189,000.

   Net Income (Loss)

     Net income from continuing operations for the first quarter of 2000 is $207,000, or 6 cents per share (basic and diluted) compared to a net loss of $542,000, or 16 cents per share (basic and diluted). Net income for the first quarter of 1999 was $1,757,000 or 52 cents per share (basic and diluted). The first quarter of 1999 included a $2,101,000 gain on the sale of the medical business.

<PAGE 10>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

                    For the Three Months Ended March 31, 2000

Financial Condition

   Liquidity and Capital Resources

     The Company's working capital, current ratio and long term debt to equity ratio follow:

                                           March 31, 2000      December 31, 1999
                                       ------------------     ------------------

  Working capital.....................       $7,554,000             $6,956,481
  Current ratio.......................        1.83 to 1              1.81 to 1
  Long-term debt to equity ratio......              .73                    .72


     During the first three months of 2000, total debt increased by $653,000 compared to total debt at December 31, 1999.

    On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout 2000, the Company expects to have a minimum of $4.4 million outstanding under this arrangement. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, from February 1, 2000 through November 1, 2002 and a final installment of $140,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement.

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

     Capital expenditures for the next 12 months are not expected to be material and are expected to be financed by cash provided by investing activities and future operating activities.

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

<PAGE 11>
                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     None.

Item 2 -- Changes in Securities

     None.

Item 3 -- Defaults Upon Senior Securities

     None.

Item 4 -- Submission of Matters to a Vote of Security Holders

A.   The Annual Meeting was held on April 24, 2000.

B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                Votes for      Votes against     Votes withheld
                                ---------      -------------     --------------
    George R. Dunbar            2,763,328      151,821           591,906

    Richard Y. Holden, Jr.      2,763,468      151,681           591,906

    Walter C. Johnsen           2,813,402      101,747           591,906

    Wayne R. Moore              2,763,394      151,755           591,906

    Brian Olschan               2,763,468      151,681           591,906

    Gary D. Penisten            2,813,394      101,755           591,906

C.   An amendment to the Employee Stock Option Plan was approved.

                                Votes for      Votes against     Votes withheld
                                ---------      -------------     --------------
                                2,520,007      111,786           875,262


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

Dated:  May 12, 2000

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  May 12, 2000