Form 10-Q
period 2000-09-30
ACME UNITED CORP
filed 2000-11-14
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                          Commission file number Q4823

                             ACME UNITED CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------

          CONNECTICUT                                             06-0236700
          -----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1931 BLACK ROCK TURNPIKE, Fairfield, Connecticut                     06432
------------------------------------------------                     -----
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (203) 332-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,507,055 shares outstanding as of November 13, 2000 of its $2.50 par value Common Stock.

<PAGE 2>
                             ACME UNITED CORPORATION

                                                                         Page
                                                                         ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
            Condensed Consolidated Balance Sheets.......................   3
            Condensed Consolidated Statements of Operations
               and Comprehensive Income ................................   5
            Condensed Consolidated Statements of Cash Flows.............   6
            Notes to Condensed Consolidated Financial Statements........   7
  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................   9

Part II -- OTHER INFORMATION
  Item 1. Legal Proceedings.............................................  12
  Item 2. Changes in Securities.........................................  12
  Item 3. Defaults Upon Senior Securities...............................  12
  Item 4. Submission of Matters to a Vote of Security Holders...........  12
  Item 5. Other Information.............................................  12
  Item 6. Exhibits and Reports on Form 8-K..............................  12
  Signatures............................................................  13

<PAGE 3>

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                                         September 30  December 31
                                                                             2000          1999
                                                                         ------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $     47     $     88
  Accounts receivable, less allowance                                           7,540        6,702
  Inventories:
     Finished goods                                                             7,464        5,355
     Work in process                                                              851          649
     Raw materials and supplies                                                 1,788        2,294
                                                                           ----------    ---------
                                                                               10,103        8,298
  Prepaid expenses and other current assets                                       685          508
                                                                           ----------    ---------
          Total current assets                                                 18,375       15,596
                                                                           ----------    ---------
Property, plant and equipment:
  Land                                                                            169          191
  Buildings                                                                     1,993        2,048
  Machinery and equipment                                                       7,008        8,616
                                                                           ----------    ---------
                                                                                9,170       10,855
  Less accumulated depreciation                                                 5,874        6,869
                                                                           ----------    ---------
                                                                                3,296        3,986
Other assets                                                                    1,361          992
Goodwill, less accumulated amortization                                           174          193
                                                                           ----------    ---------
            Total assets                                                     $ 23,206     $ 20,767
                                                                           ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 4>

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                                         September 30  December 31
                                                                             2000          1999
                                                                         ------------  -----------
LIABILITIES

Current liabilities:
  Notes payable                                                              $    681     $    691
  Accounts payable                                                              2,549        2,763
  Other accrued liabilities                                                     4,127        3,154
  Current portion of long term debt                                             2,854        2,032
                                                                           ----------    ---------
      Total current liabilities                                                10,211        8,640
  Long term debt, less current portion                                          5,064        5,012
  Other                                                                           199          197
                                                                           ----------    ---------
       Total liabilities                                                       15,474       13,849
                                                                           ----------    ---------

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    Authorized 8,000,000 shares;
    issued 3,612,062 shares,
    including treasury stock                                                    9,030        9,030
  Additional paid-in capital                                                    2,038        2,038
  Retained-earnings deficit                                                    (1,289)      (2,212)
  Accumulated other comprehensive loss-translation adjustment                  (1,399)      (1,290)
  Treasury stock, at cost-105,007 shares                                         (648)        (648)
                                                                           ----------    ---------
      Total stockholders' equity                                                7,732        6,918
                                                                           ----------    ---------
        Total liabilities and stockholders' equity                           $ 23,206     $ 20,767
                                                                           ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 5>

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                                                 Three Months Ended      Nine Months Ended
                                                                                    September 30            September 30
                                                                                --------------------    --------------------
                                                                                  2000         1999       2000         1999
                                                                                --------     --------   --------     --------
Revenues:
  Net sales                                                                      $ 8,760      $ 9,751    $27,003      $27,872
  Other income (expense)                                                             (96)          31       (105)         295
                                                                                --------     --------   --------     --------
      Total revenues                                                               8,664        9,782     26,898       28,167
                                                                                --------     --------   --------     --------
Costs and expenses:
  Cost of goods sold                                                               5,612        6,917     17,619       20,363
  Selling, general and administrative expenses                                     2,452        2,561      7,608        7,287
  Interest expense                                                                   273          239        713          844
                                                                                --------     --------   --------     --------
      Total expenses                                                               8,337        9,717     25,940       28,494
                                                                                --------     --------   --------     --------
Income (loss) from continuing operations before income taxes                         327           65        958         (327)
Income taxes                                                                          25          (71)        35          (45)
                                                                                --------     --------   --------     --------
Income (loss) from continuing operations                                             302          136        923         (281)
Discontinued operations:
  Gain on sale of discontinued operations                                              -            -          -        2,101
  Income from discontinued operations                                                  -            -          -          198
                                                                                --------     --------   --------     --------
                                                                                       -            -          -        2,299
                                                                                --------     --------   --------     --------
Net income                                                                           302          136        923        2,018
Other comprehensive (expense) income -
  foreign currency translation                                                       (44)          47       (109)         (31)
                                                                                --------     --------   --------     --------
Comprehensive income                                                             $   258      $   183    $   814      $ 1,987
                                                                                ========     ========   ========     ========
Basic earnings (loss) per share:
  Continuing operations                                                          $  0.09      $  0.04    $  0.26      $ (0.08)
  Discontinued operations                                                              -            -          -         0.68
                                                                                --------     --------   --------     --------
  Net income                                                                     $  0.09      $  0.04    $  0.26      $  0.60
                                                                                ========     ========   ========     ========
Diluted earnings (loss) per share:
  Continuing operations                                                          $  0.08      $  0.04    $  0.25      $ (0.08)
  Discontinued operations                                                              -            -          -         0.68
                                                                                --------     --------   --------     --------
  Net income                                                                     $  0.08      $  0.04    $  0.25      $  0.60
                                                                                ========     ========   ========     ========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                                3,507        3,377      3,507        3,377
Weighted average number of dilutive stock options
  outstanding                                                                        291            -        133            -

Denominator used for diluted per share computation                                 3,798        3,377      3,640        3,377
                                                                                ========     ========   ========     ========
            See notes to condensed consolidated financial statements

<PAGE 6>

                             ACME UNITED CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                               -------------------
                                                                                 2000         1999
                                                                              ---------    ---------
Operating Activities:
  Net income                                                                    $   923      $ 2,018
  Adjustments to reconcile net income
    to net cash used by operating activities:
    Gain on sale of discontinued operations                                           -       (2,101)
    Depreciation                                                                    473          504
    Amortization                                                                    115           26
    Loss on sale of property, plant, and equipment                                  148          (24)

    Changes in operating assets and liabilities:
    Accounts receivable                                                            (838)      (1,603)
    Inventories                                                                  (1,805)       1,741
    Prepaid expenses and other current assets                                      (177)         270
    Other assets                                                                   (369)        (101)
    Accounts payable                                                               (214)      (1,540)
    Other accrued liabilities                                                       973       (1,936)
                                                                             ----------    ---------
      Net cash used by operating activities                                        (771)      (2,746)
                                                                             ----------    ---------
Investing Activities:
  Capital expenditures                                                             (384)        (412)
  Proceeds from sale of property, plant, and equipment                              286          141
  Proceeds from sale of medical division                                              -        8,156
                                                                             ----------    ---------
      Net cash (used) provided by investing activities                              (98)       7,885
                                                                             ----------    ---------
Financing Activities:
  Net proceeds (payments) on short term borrowing arrangements                    1,311       (5,119)
  Borrowings of long term debt                                                    1,025        2,500
  Payments of long term debt                                                     (1,449)      (2,440)
  Debt issuance costs                                                              (168)         (89)
                                                                             ----------    ---------
      Net cash provided (used) by financing activities                              719       (5,148)
                                                                             ----------    ---------
Effect of exchange rate changes                                                     109          (31)
                                                                             ----------    ---------
Net change in cash and cash equivalents                                             (41)         (40)

Cash and cash equivalents at beginning of period                                     88           40
                                                                             ----------    ---------
Cash and cash equivalents at end of period                                      $    47      $     -
                                                                             ==========    =========
            See notes to condensed consolidated financial statements

<PAGE 7>
              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for such disclosures. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated balance sheet as of that date. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     The Company has reclassified certain amounts in prior periods to conform to the current presentation.


Note 2 -- Discontinued Operations

     On March 22, 1999 the Company sold its medical business including customer lists, inventory, and certain equipment for approximately $8,156,000 realizing a gain of $2,101,000. The condensed consolidated statement of operations for the nine months ended September 30, 1999 relating to the medical business follows:

               Net sales                     $ 5,630,000
               Costs and expenses              5,432,000
                                             -----------
               Income from operations        $   198,000
                                             ===========
               Earnings per share            $      0.06
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


<PAGE 8>
         Notes to CONDENSED CONSOLIDATED Financial Statements- continued

                                   (Unaudited)

Note 4 -- Debt and Liquidity

     The Company has short-term lines of credit for its foreign subsidiaries which are renewable at various times throughout the year. The aggregate amount available under these lines is $1,029,000 of which $681,000 is outstanding at September 30, 2000.

     Long term debt consisted of the following:

          (all amounts in thousands)

                                                 September 30       December 31
                                                     2000              1999
                                                 ------------       -----------
      Notes payable to banks:
        North American.......................      $   7,214         $   5,225
        Other................................            704             1,819
                                                   ----------        ----------
                                                       7,918             7,044
      Less current portion                             2,854             2,032
                                                   ----------        ----------
                                                   $   5,064         $   5,012
                                                   ==========        ==========

     On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout the next twelve months, the Company expects to have a minimum of $4.4 million outstanding under this arrangement as such, amounts borrowed in excess of $4.4 million are classified as part of the current portion of long term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement. As of September 30, 2000 the North American operations had $1.6 million in excess availability under the Agreement.

    On August 7, 2000 the Company entered into an interest rate swap with the bank effectively fixing the interest rate at 10.18% for $3.5 million of debt through the Agreement's maturity date.

     On August 22, 2000 the Company entered into a separate loan agreement with another bank to refinance a mortgage on an owned property in North Carolina. The Company will repay $700,000, principal amount, amortized over 20 years, in monthly installments of $830, plus interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0% through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. A portion of the proceeds from this loan was used to repay amounts borrowed under the Agreement.

     The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company was in compliance with all covenants as of or through September 30, 2000 and believes these financial covenants will be met for the remainder of the term of the loan.

    Cash expected to be generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations over the next year.

<PAGE 9>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  For the Nine Months Ended September 30, 2000


Results of Operations

   Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 2000 were $8,760,000 compared with $9,751,000 for 1999. Beginning in the first quarter of 2000, the Company is classifying outgoing freight expense as selling expense. Such expenses were previously classified as a component of net sales. Outgoing freight expense for the quarter ended September 30, 1999 of $231,000 has been reclassified to conform with the current period presentation. Net sales for the first nine months of 2000 were $27,003,000 compared with $27,872,000 for 1999, a 3% decrease.

     Domestic sales were down 20% in the third quarter of 2000 compared with the same period in 1999, and down 6% for the first nine months of 2000 compared to 1999. Lower sales to office superstores and wholesalers coupled with a decline in the very price competitive bid business resulted in reduced sales in this segment year over year.

     International sales for the third quarter of 2000 were 16% above 1999 levels. Strong sales growth in England and Canada offset weakness in Germany. For the first nine months of 2000, international sales increased 3% over 1999 levels.


   Gross Profit

     The gross profit for the third quarter of 2000 was $3,148,000 (35.9% of net sales) compared to $2,620,000 (27.6% of net sales) for the third quarter of 1999. The gross margin was 34.7% for the first nine months of 2000 versus 26.4% in the same period of 1999. Resourcing of scissor products to Asia coupled with aggressive purchasing practices and improved manufacturing efficiencies in the USA were the main reasons for the improved gross margins.


   Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 were $2,452,000 (28.0% of net sales) compared with $2,561,000 (26.3% of net sales) for the same period of 1999, an increase of $109,000. SG&A were 28.2% of net sales for the first nine months of 2000 versus 26.1% in the same period of 1999.


   Income (Loss)

     Net income for the third quarter of 2000 is $302,000, or 9 cents per share (basic), 8 cents per share (diluted) compared to a net income of $136,000, or 4 cents per share (basic and diluted) for the same period of 1999. Net income from continuing operations for the first nine months of 2000 was $923,000 versus a net loss of $281,000 for the same period of 1999.


<PAGE 10>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

                  For the Nine Months Ended September 30, 2000

Financial Condition

   Liquidity and Capital Resources

     The Company's working capital, current ratio and long term debt to equity ratio follow:

                                      September 30, 2000      December 31, 1999
                                      ------------------     ------------------

   Working capital...................       $8,164,000            $6,956,000
   Current ratio.....................        1.80 to 1             1.81 to 1
   Long term debt to equity ratio....              .65                   .72



     During the first nine months of 2000, total debt increased by $874,000 compared to total debt at December 31, 1999 as a result of additional borrowings to fund higher inventory levels and higher accounts receivable due to seasonal sales volume.

     On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout the next twelve months, the Company expects to have a minimum of $4.4 million outstanding under this arrangement as such, amounts borrowed in excess of $4.4 million are classified as part of the current portion of long term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement. As of September 30, 2000 the North American operations had $1.6 million in excess availability under the Agreement.

     On August 7, 2000 the Company entered into an interest rate swap with the bank effectively fixing the interest rate at 10.18% for $3.5 million of debt through the Agreement's maturity date.

     On August 22, 2000 the Company entered into a separate loan agreement with another bank to refinance a mortgage on an owned property in North Carolina. The Company will repay $700,000, principal amount, amortized over 20 years, in monthly installments of $830, plus interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0% through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. A portion of the proceeds from this loan was used to repay amounts borrowed under the Agreement.

     The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company was in compliance with all covenants as of or through September 30, 2000 and believes these financial covenants will be met for the remainder of the term of the loan.

     Capital expenditures for the next 12 months are not expected to be material and are expected to be financed by cash provided by investing activities and future operating activities.

<PAGE 11>
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

                  For the Nine Months Ended September 30, 2000

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

Dated:  November 13, 2000

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  November 13, 2000