Form 10-K
period 2000-12-31
ACME UNITED CORP
filed 2001-03-28
CIK 2098

Acme United Corporation is one of the largest distributors of cutting devices, measuring instruments, first aid kits and safety products and related products for consumers. The Company's subsidiary in the United Kingdom, Acme United Ltd., distributes office products, medical scissors, household scissors and shears, and houseware products. The Canadian subsidiary, Acme United Limited, is one of the largest marketers of scissors, rulers and general office supplies in Canada. The German subsidiary, Emil Schlemper GmbH, manufactures scissors, shears and manicure implements.

                                      (1)

March 15, 2001

ACME UNITED CORPORATION

To My Fellow Shareholders:

Acme United made substantial business progress during the year 2000. The Company reported net income of $1.1 million compared to a loss from continuing business of $156,000 in 1999. Earnings every quarter during the year were better than those of 1999.

Net sales during 2000 were $34.4 million compared to $35.9 million last year, a decline of 4%. Most low margin, non-value added products have now been dropped from our lines or refreshed. We have driven costs out of nearly every functional area, and introduced economies of production to improve our gross margins.

Our new product efforts have been effective. During the year, Acme introduced new Tagit! student scissors, rulers, staplers and staple removers, which incorporate our proprietary identification features. We expanded our safety product line with new first aid kits; hearing, eye, and head protection; and ergonomic supports and braces. We are excited about our new product pipeline, and anticipate releasing a number of unique items during 2001.

Customer service and logistics have received considerable attention during the year. We are pleased that we exceeded 98% on-time, single shipment delivery consistently throughout the year. Our performance during back-to-school when demands are at their peak was nearly flawless. During 2001, Acme will continue to invest in systems and training to build our value as a preferred supplier.

The Company entered into key agreements with the largest school supply wholesaler in the U.S., the largest North American office supply dealer, the largest European office products distributor, and the largest superstore chain in North America. All these agreements go into full effect in 2001.

During 2000, Acme signed a multi-year senior debt facility with Bank of America and refinanced its mortgage on the plant in Fremont, North Carolina. The Company has excess borrowing capacity and the liquidity to fund meaningful growth. We are delighted to report that Acme exceeded every loan covenant every quarter of the year.

There were many cost saving initiatives that were completed during the year. The Company moved its headquarters to a more efficient facility. We closed the Goldsboro, North Carolina warehouse, sold machinery no longer needed, shifted production equipment to Asia and our German plant, and refurbished our Fremont facility. Anticipated cost savings from these moves exceeds $400,000 annually. Our efficiency continues to improve, with headcount at year end of 134 compared to 487 only 4 years ago.

On the financial side in 2000, we:

         -improved gross margin from 28% in 1999 to 35% .
         -increased operating profit from $605,000 to $2.4 million. -increased working capital to $8.5 million.
         -improved book value to $2.25 per share.
         -increased EBITDA from $1.9 million in 1999 to $2.8 million in 2000.

I would like to recognize the Acme management and staff who accomplished their goals in 2000. We look forward with enthusiasm and confidence to 2001. Thank you for your continued support.

Sincerely,

Walter C. Johnsen
President and
Chief Executive Officer

                                      (2)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-4823

                             ACME UNITED CORPORATION
                             -----------------------
              Exact name of registrant as specified in its charter

          Connecticut                                            06-0236700
          -----------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    1931 Black Rock Turnpike
     Fairfield, Connecticut                                          06432
    ------------------------                                         -----
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

YES  [X]      NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant had 3,508,305 shares outstanding as of March 2, 2001 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2001 was approximately $13,069,974.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 23, 2001 incorporated into 2000 10-K, Part III.

                                      (3)

PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. On March 22, 1999 the Company sold its medical segment. Prior thereto, the Company operated two business segments - consumer and medical. The Company's continuing operations are in the United States, Canada, England and Germany. Financial information concerning net sales and long-lived assets by geographic area appears in note 11 of the notes to consolidated financial statements.

Consumer

The Company manufactures and distributes cutting devices, measuring instruments and safety products for school, office and home use. Acquisitions of Emil Schlemper GmbH and Co. KG of Solingen, Germany in January l990, Homeric, Ltd. of Sheffield, England in July l990 and Peter Altenbach and Sohne GmbH of Solingen, Germany in l99l extended the Company's presence in Europe as a scissor and shear manufacturer. On May 1, 1996, the Company sold the assets (excluding accounts receivable) of Peter Altenbach and Sohne GmbH. The Company continues to be a major distributor of cutting devices, measuring instruments, and safety products in the United States; a distributor of scissors, shears, rulers and other office products in Canada; a distributor of scissors, shears and other office products in England; and a manufacturer of scissors and shears in Germany. In addition to local competitors in each country, the Company competes with imported products from Asia. The Company also imports scissors, shears, rulers and other products to supplement its manufactured products.

Independent manufacturer representatives are primarily used to sell its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers.

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers. Unfilled order backlog at year end 2000 was $291,526 compared to $1,629,612 in 1999.

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

                                      (4)

Other

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year end, the Company employed 134 persons, most of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 1931 Black Rock Turnpike, Fairfield, Connecticut in 5,700 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States, owns a facility in Germany, and leases 52,000 square feet of warehousing space in Canada and 6,000 square feet of warehousing space in England.

Manufacturing for Europe is presently being conducted at a 48,000 square foot owned plant in Solingen, Germany.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Properties owned by the Company in Fremont, North Carolina and Solingen, Germany are collateralized by notes and mortgages. The leased facilities are occupied under leases for terms ranging from less than one year to five years.

Item 3.  Legal Proceedings

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While five lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2000.

                                      (5)

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                          High                     Low
------------------------------- ------------------------ -----------------------
Year Ended December 31, 2000
------------------------------- ------------------------ -----------------------
First Quarter                            2 3/4                     15/16
------------------------------- ------------------------ -----------------------
Second Quarter                           3 3/8                     1 7/8
------------------------------- ------------------------ -----------------------
Third Quarter                           3 13/16                    2 7/8
------------------------------- ------------------------ -----------------------
Fourth Quarter                          3 11/16                    2 1/8
------------------------------- ------------------------ -----------------------

------------------------------- ------------------------ -----------------------
Year Ended December 31, 1999
------------------------------- ------------------------ -----------------------
First Quarter                            2 1/2                     1 3/8
------------------------------- ------------------------ -----------------------
Second Quarter                           2 3/8                       2
------------------------------- ------------------------ -----------------------
Third Quarter                            2 1/8                     1 1/4
------------------------------- ------------------------ -----------------------
Fourth Quarter                          1 9/16                     13/16
------------------------------- ------------------------ -----------------------

As of March 24, 2001 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 2000 and 1999. The Company presently intends to retain earnings to finance business improvements.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                            2000        1999      1998(B)     1997(B)     1996(B)(C)
--------------------------------------------------------------------------------------------------------------------
Net Sales (A)                                            $34,413     $35,857     $37,762     $34,157     $34,450
--------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations                   1,061        (156)     (2,364)     (2,847)     (4,744)
--------------------------------------------------------------------------------------------------------------------
Total Assets                                              21,118      20,767      28,896      29,327      27,251
--------------------------------------------------------------------------------------------------------------------
Long Term Debt, Less Current Portion                       4,925       5,013       6,382      11,852       8,444
--------------------------------------------------------------------------------------------------------------------
Income/(Loss) Per Share from Continuing Operations (D)      0.30       (0.05)      (0.70)      (0.85)      (1.42)

(A) In 2000, the Company has classified shipping and handling expenses as selling, general and administrative expenses. Prior year net sales have been restated to conform to the 2000 presentation.
(B) Restated to reflect the sale of the medical business on March 22, 1999 which is reported as discontinued operations.
(C)  Reflects the divestiture of Altenbach as of May 1, 1996.
(D) The effects of the weighted average number of stock options outstanding are antidilutive for years1996 through 1999 presented and have been excluded from the per share calculations. Year 2000 basic and diluted earnings per share are $.30.

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

                                      (6)

On March 22, 1999, the Company sold its medical business, including customer lists, inventory, and certain equipment for cash of approximately $8.15 million resulting in a gain of approximately $2.1 million. Net sales of that business were $10,090,000 in 1998. The Company used the net proceeds from the sale to reduce debt. The sale of the medical business enabled management to focus its sales efforts on scissors, rulers, and first aid kits in the consumer market. The Company believes the consumer market provides a strong foundation for growth.

The following comments on the results of operations relate exclusively to the continuing operations of the Company's consumer business.

Results of Operations 2000 Compared with 1999

Net sales from continuing operations decreased $1,444,261 in 2000 to $34,412,595 compared to $35,856,856 in 1999. Beginning in the first quarter of 2000, the Company classified outgoing freight expense as selling expense. Outgoing freight expenses for 2000 and 1999 were $1,117,645 and $1,547,365, respectively. Such costs were previously recorded as a reduction of net sales. Net sales in the United States decreased $1,746,012 or 6.9% due to the loss of a $3.5 million customer in the first quarter of 2000. Foreign net sales increased $301,751 or 2.8% primarily due to strong sales in England and Canada.

Gross profit was 35% of net sales in 2000 compared to 28% of net sales in 1999. Gross profit improved in North American entities due to resourcing of scissor products to Asia at lower costs coupled with aggressive purchasing practices and improvements in manufacturing productivity.

Selling, general and administrative expenses were $9,748,187 in 2000 compared with $9,265,689 in 1999, an increase of $482,498 or 5%, mainly due to an increase in advertising.

Net other expense was $406,211 in 2000 compared to net other income of $275,787 in 1999. The change from 1999 is principally due to losses on sales of equipment in 2000 and higher foreign currency transaction gains in 1999.

Interest expense decreased $137,290 in 2000 to $926,949 compared to $1,064,239 in 1999 due to lower borrowings and lower interest rates.

Income tax expense of $35,211 was recognized in 2000 compared to a benefit of $26,554 in 1999. The Company has significant net operating loss carryovers for United States Federal and state and foreign tax reporting purposes. The benefits from such loss carryovers are recognized when they are more likely than not to be realized.

Results of Operations 1999 Compared with 1998

Net sales from continuing operations decreased $1,905,031 or 5% in 1999 to $35,856,856 compared to $37,761,887 in 1998. Beginning in the first quarter of 2000, the Company classified outgoing freight expense as selling expense. Outgoing freight expenses for 1999 and 1998 were $1,547,365 and $1,305,000, respectively. Net sales in the United States decreased $65,398 or .3%. Foreign net sales decreased $1,970,742 or 16% primarily due to weak sales in England and a product rationalization program in Canada.

Gross profit was 28% of net sales in 1999 compared to 24% of net sales in 1998. Gross profit improved in all operating entities due to purchasing select products from Asia at lower costs and improvements in manufacturing productivity.

Selling, general and administrative expenses were $9,265,689 in 1999 compared with $9,825,008 in 1998, a decrease of $559,319 or 6%. Decreased compensation expense applicable to fewer employees was offset in part by increased advertising expense.

Net other income was $275,787 in 1999 compared to net other expense of $51,758 in 1998. Net other income in 1999 includes foreign currency transaction gains of $215,040 compared to currency losses of $194,000 in 1998. A currency loss of $220,000 was incurred in 1998 related to the Company's Canadian operations.

Interest expense decreased $437,336 in 1999 to $1,064,239 compared to $1,501,575 due to lower borrowings in 1999 as debt was paid down using the proceeds from the sale of the medical business coupled with aggressive working capital management.

                                      (7)

An income tax benefit of $26,554 was recognized in 1999 compared to a benefit of $44,002 in 1998. The Company has significant net operating loss carryovers for United States federal and state and foreign tax reporting purposes. The benefits from such loss carryovers will only be recognized when they will more likely than not be realized.

Liquidity and Capital Resources

The Company's working capital, current ratio and long - term debt to equity ratio follow:

                                                     2000          1999
---------------------------------------------------------------------------

Working Capital                                   $8,462,067    $6,929,952
Current Ratio                                      2.06 to 1     1.81 to 1
Long - Term Debt to Equity Ratio                        0.62          0.72


The increase in working capital and current ratio in 2000 is primarily a result of improved operating results. Inventories increased $1,724,659 or 21% in 2000 due to the Company's decision to build sufficient inventory levels to ensure meeting industry standard customer service levels.

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout the next twelve months, the Company expects to have a minimum of $4.4 million outstanding under this arrangement. As such, amounts borrowed in excess of $4.4 million are classified as part of the current portion of long term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement (10.5% at December 31, 2000). As of December 30, 2000 the North American operations had $1.0 million in excess availability under the Agreement.

On August 7, 2000 the Company entered into an interest rate swap with a bank effectively fixing the interest rate at 10.18% for $3.5 million of debt under the Agreement through its maturity date.

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with another bank to refinance a mortgage. The loan is payable in monthly installments of $830, plus interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0% through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. A portion of the proceeds from this loan was used to repay amounts borrowed under the Agreement.

The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company was in compliance with all covenants as of or through December 31, 2000 and believes these financial covenants will be met for the remainder of the term of the loan.

Capital expenditures during 2000 were $456,823 which were, in part, financed with debt. Capital expenditures in 2001 are not expected to be material.

Cash generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2001.

                                      (8)

Item 7a Qualitative and Quantitative Disclosures about Market Risk

The Company's debt portfolio and associated interest rates follows (in thousands):

                                                                                                 Fair
                  2001       2002       2003       2004       2005       Thereafter   Total      Value
                  ---------- ---------- ---------- ---------- ---------- ------------ ---------- ----------
Liabilities:
Notes payable     $504                                                                $504       $504
Average
interest rate     10.2%

Long-term debt:
Fixed rate        $114       $284       $21        $22        $23        $130         $594       $562
Average           7.7%       7.8%       7.4%       7.4%       7.4%
interest rate
Variable rate     $1,971     $135       $3,643     $10        $10        $648         $6,417     $6,417
Average           10.0%      10.0%      10.0%      9.8%       9.8%       9.8%
interest rate

Interest Rate Derivative Financial Instruments Related to Debt:
Interest rate
swap:
Notional amount   $3,500     $3,500     $3,500                                        $3,500     ($150)
Fixed pay rate
                    7.2%       7.2%       7.2%
Variable receive
rate                4.6%       4.9%       4.9%

Interest Rate Risk:

The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements. In 2000, the Company entered into an interest rate swap agreement with a bank to minimize exposure to interest rate changes for $3.5 million of debt. The swap agreement expires on January 19, 2003.

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

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. Forward foreign exchange contracts were not material at December 31, 2000 and 1999. The Company does not hedge intracompany sales nor does it enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

                                      (9)

Inflation

Inflation had a negligible effect on the Company's operations during 2000 and 1999. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

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

                                      (10)

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2000, 1999 and 1998

                                                            2000               1999              1998
                                              --------------------------------------------------------

Net Sales                                            $34,412,595        $35,856,856       $37,761,887

Costs and Expenses:
Cost of Goods Sold                                    22,235,412         25,985,705        28,791,790
Selling, General and Administrative Expenses           9,748,187          9,265,689         9,825,008
                                              --------------------------------------------------------
                                                      31,983,599         35,251,394        38,616,798
                                              --------------------------------------------------------

Income (Loss) before Non Operating Items               2,428,996            605,462          (854,911)
Non Operating Items:
Interest Expense                                         926,949          1,064,239         1,501,575
Other Income/(Expense)-Net                              (406,211)           275,787           (51,758)
                                              --------------------------------------------------------
Income (Loss) from Continuing Operations
before Income Taxes                                    1,095,836           (182,990)       (2,408,244)
Income Taxes (Benefit)                                    35,211            (26,554)          (44,002)
                                              --------------------------------------------------------
Income (Loss) from Continuing Operations               1,060,625           (156,436)       (2,364,242)
Discontinued Operations:
Income from Discontinued Operations                            -            223,840           698,000
Gain from Sale of Discontinued Operations                      -          2,101,000                 -
                                              --------------------------------------------------------
Income from Discontinued Operations                            -          2,324,840           698,000
                                              --------------------------------------------------------
Net Income/(Loss)                                      1,060,625          2,168,404        (1,666,242)
Other Comprehensive Expense -
Foreign Currency Translation                             (88,590)           (55,223)           (8,675)
                                              --------------------------------------------------------
Comprehensive Income/(Loss)                             $972,035         $2,113,181       ($1,674,917)
                                              ========================================================

Basic and Dilutive Earnings/(Loss) Per Share:
   Continuing Operations                                   $0.30             ($0.05)           ($0.70)
   Discontinued Operations                                     -               0.69              0.21
                                              --------------------------------------------------------
Net Income/(Loss)                                          $0.30              $0.64            ($0.49)
                                              ========================================================

See accompanying notes.

                                      (11)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998
                                                                                                     Accumulated
                                                                                                        Other
                                      Outstanding                                                   Comprehensive
                                       Shares of                                    Additional          Loss-             Retained
                                         Common         Common        Treasury        Paid-In        Translation          Earnings
                                          Stock          Stock          Stock         Capital         Adjustment          (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997            3,362,375      $8,684,988     ($688,809)     $2,238,228       ($1,226,540)      ($2,714,242)
Net Loss                                                                                                                (1,666,242)
Exercise of Stock Options                  8,500          21,250                        12,375
Issuance of Treasury Stock                 6,613                        40,809         (17,898)
Translation Adjusment                                                                                     (8,675)
                                 --------------------------------------------------------------------------------------------------
Balances, December 31, 1998            3,377,488       8,706,238      (648,000)      2,232,705        (1,235,215)       (4,380,484)
Net Income                                                                                                               2,168,404
Issuance of Common Stock in
Payment of Accrued
Compensation                             129,567         323,917                      (194,351)
Translation Adjusment                                                                                    (55,223)
                                 --------------------------------------------------------------------------------------------------
Balances, December 31, 1999            3,507,055       9,030,155      (648,000)      2,038,354        (1,290,438)       (2,212,080)
Net Income                                                                                                               1,060,625
Exercise of Stock Options                  1,250           3,125                          (531)
Translation Adjusment                                                                                    (88,590)
                                 --------------------------------------------------------------------------------------------------
Balances, December 31, 2000            3,508,305      $9,033,280     ($648,000)     $2,037,823       ($1,379,028)      ($1,151,455)
                                 ==================================================================================================

See accompanying notes.

                                      (12)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,  2000 and 1999
                                                                          2000             1999
------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $21,510          $88,468
   Accounts receivable, less allowance                               5,973,324        6,702,148
   Inventories                                                      10,022,290        8,297,631
   Prepaid expenses and other current assets                           432,537          371,721
------------------------------------------------------------------------------------------------
Total current assets                                                16,449,661       15,459,968

Plant, Property and Equipment:
   Land                                                                179,502          190,884
   Buildings                                                         2,006,927        2,047,593
   Machinery and equipment                                           6,545,424        8,616,263
------------------------------------------------------------------------------------------------
Total plant, property and equipment                                  8,731,853       10,854,740
Less accumulated depreciation                                        5,610,250        6,868,588
------------------------------------------------------------------------------------------------
Net plant, property and equipment                                    3,121,603        3,986,152
Goodwill and other, less accumulated amortization                      172,096          192,510
Other assets                                                         1,374,855        1,128,820
------------------------------------------------------------------------------------------------
Total Assets                                                       $21,118,215      $20,767,450
================================================================================================


LIABILITIES
------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes payable                                                      $503,682         $690,738
   Accounts payable                                                  2,259,719        2,763,272
   Other accrued liabilities                                         3,138,821        3,153,674
   Current portion of long-term debt                                 2,085,372        1,922,332
------------------------------------------------------------------------------------------------
Total current liabilities                                            7,987,594        8,530,016
Long-term debt, less current portion                                 4,924,834        5,012,634
Other                                                                  313,167          306,809
------------------------------------------------------------------------------------------------
Total Liabilities                                                   13,225,595       13,849,459

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 4,000,000
shares; issued - 3,613,312 shares in 2000 and
3,612,062 shares in 1999, including Treasury Stock                   9,033,280        9,030,155
Treasury Stock, at cost,  105,007 shares                              (648,000)        (648,000)
Additional paid-in capital                                           2,037,823        2,038,354
Accumulated other comprehensive loss-translation adjustment         (1,379,028)      (1,290,438)
Retained earnings deficit                                           (1,151,455)      (2,212,080)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           7,892,620        6,917,991
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                         $21,118,215      $20,767,450
================================================================================================

See accompanying notes.

                                      (13)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31,  2000, 1999 and 1998
                                                                         2000              1999          1998
--------------------------------------------------------------------------------------------------------------
Operating activities:
Net income (loss)                                                 $ 1,060,625       $ 2,168,404  $ (1,666,242)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
    Gain on sale of discontinued operations                                 -        (2,101,000)            -
    Depreciation                                                      589,527           950,000     1,242,605
    Amortization                                                      159,409            29,710        33,421
    Loss (gain) on disposal of plant, property and equipment          374,769           240,873       (98,264)
    Changes in operating assets and liabilities
      Accounts receivable                                             742,891         1,004,551      (275,860)
      Inventories                                                  (1,706,739)        1,648,394       812,362
      Prepaid expenses and other current assets                       (60,816)          (84,239)     (247,549)
      Other assets                                                   (155,929)           74,254       (69,796)
      Accounts payable                                               (503,553)       (1,659,043)      897,731
      Other accrued liabilities                                         6,506        (1,776,461)      (20,523)
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                    (553,936)       (1,672,961)    2,274,127
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             506,689           495,443       607,885
--------------------------------------------------------------------------------------------------------------
Investing activities:
Capital expenditures                                                 (456,823)         (459,707)   (1,572,516)
Proceeds from sales of plant, property and equipment                  311,179           384,432       326,000
Proceeds from sale of medical division                                      -         8,156,000             -
--------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                     (145,645)        8,080,725    (1,246,516)
--------------------------------------------------------------------------------------------------------------
Financing activities:
Net borrowings  (repayments) on notes payable and
  revolving credit facilities                                         326,135        (8,031,802)     (400,375)
Borrowings of long term debt                                        1,025,000         2,500,000     1,266,557
Payments of long term debt                                         (1,462,951)       (2,940,480)     (237,402)
Debt issuance costs                                                  (230,190)                -             -
Exercise of stock options                                               2,594                 -        33,625
--------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                     (339,412)       (8,472,282)      662,405
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                                       (88,590)          (55,223)       (8,675)
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (66,958)           48,663        15,099
Cash and cash equivalents at beginning of year                         88,468            39,805        24,706
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $ 21,510          $ 88,468      $ 39,805
==============================================================================================================

See accompanying notes.

                                      (14)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Continuing Operations

The continuing operations of Acme United Corporation (the Company) consist of a single reportable "consumer" segment. The consumer segment operates in the United States, Canada, England and Germany. Principal consumer segment products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers. Revenues related to sales of such products are recognized at the time of shipment. Continuous credit evaluations are made of customers; collateral is not required. Allowances for credit losses are provided and have been within management's expectations. Net sales for 2000, 1999 and 1998 include two customers which aggregate approximately 30% in 2000, 26% in 1999 and 20% in 1998.

2.  Discontinued Operations

On March 22, 1999 the Company sold its medical business, including customer lists, inventory, and certain equipment for cash of approximately $8,156,000 realizing a gain of $2,101,000. The consolidated statements of operations for 1999 and 1998 reflect the discontinuance of the medical business segment. Substantially all assets of the medical business segments were disposed of at December 31, 1999.

The condensed statements of operations relating to the medical business follow:

                                                      1999          1998
------------------------------------------------------------------------------

Net sales                                            $5,536,000   $10,090,000
Costs and expenses                                    5,312,160     9,392,000
------------------------------------------------------------------------------
Income from operations (A)                             $223,840      $698,000
==============================================================================

(A) Income taxes related to the medical business are not material.

3.  Accounting Policies

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts are eliminated in consolidation.

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity--"Accumulated other comprehensive loss - translation adjustment". Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses) which are included in other income (expense) were $(8,000) in 2000, $215,000 in 1999 and $(194,000) in 1998.

Hedging Activity - Foreign currency contracts are occasionally purchased as hedges against foreign currency fluctuation risk related to specific purchase commitments. The Company does not engage in foreign currency exchange contracts for speculative purposes and, accordingly, the contracts are accounted for as hedges. There were no significant foreign currency contracts outstanding as of December 31, 2000 and 1999.

                                      (15)

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $178,227 in 2000 and $125,862 in 1999.

Inventories - Inventories are stated at the lower of cost determined by the first in, first out method or market.

Plant, Property and Equipment and Depreciation - Plant, property and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. In connection with continued expansion of sourcing of production to facilities outside the United States, the Company disposed of certain equipment no longer in use at a loss of $343,138 and segregated other equipment for transfer and installation in the foreign production facilities. The Company temporarily suspended depreciation on the equipment segregated. Depreciation thereon will resume when the equipment is placed in service. Had depreciation continued on the latter equipment in 2000, depreciation expense would have been $200,000 more.

Goodwill - Goodwill represents the excess of the cost of investments in businesses acquired over the net asset values at acquisition. Goodwill is being amortized by the straight line method over periods ranging from 3 to 40 years. Accumulated amortization aggregated $326,434 and $299,143 at December 31, 2000 and 1999, respectively.

Deferred Debt Costs - Deferred Debt Costs are being amortized over the term of the related debt.

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

Research and Development - Research and development costs ($46,368 in 2000, $18,688 in 1999 and $90,651 in 1998) are charged to operations as incurred.

Advertising - Advertising costs ($3,170,352 in 2000, $2,444,343 in 1999 and $2,353,188 in 1998) are expensed as incurred.

Shipping and handling costs: Shipping and handling costs ($1,117,645 in 2000, $1,547,365 in 1999, and $1,305,000 in 1998) are included in selling, general and administrative expenses. Such costs were recorded as a reduction of sales in prior year financial statements but were reclassified to selling, general and administrative expenses to conform to the 2000 presentation.

Derivatives - The Company will adopt Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. To date, The Company's use of derivatives has been minimal. As such, the new standard will not initially, significantly impact the Company's financial statements.

Reclassifications - In addition to the reclassification of shipping and handling costs noted above, certain other prior year amounts have been reclassified to conform to the current year presentation.

                                      (16)

4.  Inventories

Inventories consist of:

                                                     2000          1999
------------------------------------------------------------------------
Finished goods                                 $7,979,629    $5,354,828
Work in process                                   493,169       648,404
Materials and supplies                          1,549,492     2,294,399
------------------------------------------------------------------------
                                              $10,022,290    $8,297,631
========================================================================

5.  Other Assets

Other assets consist of:

                                                     2000          1999
------------------------------------------------------------------------
Prepaid pension costs                          $1,136,324      $980,395
Deferred debt costs and other                     238,501       148,425
------------------------------------------------------------------------
                                               $1,374,855    $1,128,820
========================================================================

6.  Other Accrued Liabilities

Other accrued liabilities consist of:

                                                     2000          1999
------------------------------------------------------------------------
Vendor rebates                                 $1,584,028    $1,743,722
Other                                           1,554,793     1,229,603
------------------------------------------------------------------------
                                               $3,138,821    $3,153,674
========================================================================

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

                                      (17)

Other disclosures related to the pension plan follow:

                                                                       2000            1999
                                                            --------------------------------
Changes in benefit obligation

Benefit obligation at beginning of year                         ($4,855,049)    ($5,311,539)
Interest cost                                                      (326,614)       (338,481)
Service Cost                                                        (35,000)        (25,000)
Plan participants' contribution                                         ---         (27,934)
Actuarial gain                                                      284,387         312,480
Benefits and plan expenses paid                                     533,830         535,425
--------------------------------------------------------------------------------------------
Benefit obligation at end of year                               ($4,398,446)    ($4,855,049)
--------------------------------------------------------------------------------------------

Changes in plan assets
Fair value of plan assets at beginning of year                   $6,188,518      $5,870,338
Actual return on plan assets                                        306,591         825,671
Plan participants' contributions                                        ---          27,934
Benefits and plan expenses paid                                    (533,830)       (535,425)
--------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         $5,961,279      $6,188,518
--------------------------------------------------------------------------------------------
Funded status                                                    $1,562,833      $1,333,469
Unrecognized actuarial gain                                        (426,509)       (353,074)
--------------------------------------------------------------------------------------------
Prepaid benefit costs                                            $1,136,324        $980,395
============================================================================================

At December 31, 2000 and 1999, plan assets include 30,000 shares of the Company's Common Stock having a market value of $84,390 and $33,750 at those dates, respectively.

                                        2000            1999           1998
============================================================================
Assumptions:
  Discount rate                        7.25%           7.75%           6.5%
  Expected return on plan assets       8.50%            8.5%           8.5%
----------------------------------------------------------------------------
Components of net benefit income:
Interest cost                       $326,614        $338,481       $361,457
Service cost                          35,000          25,000         20,000
Expected return on plan assets      (506,418)       (476,336)      (480,121)
Amortization of actuarial gain       (11,125)            ---            ---
----------------------------------------------------------------------------
                                   ($155,929)      ($112,855)      ($98,664)
============================================================================

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee and have amounted to 2% of eligible employee earnings. Total contribution expense under this plan approximated $42,000, $51,000, and $102,000 for 2000, 1999 and 1998, respectively.

                                      (18)

8.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                    2000              1999           1998
--------------------------------------------------------------------------
Current:
Federal                          $23,500           $     -        $     -
    State                         11,500           (27,059)        29,808
    Foreign                          211               505        (73,810)
--------------------------------------------------------------------------
                                 $35,211          ($26,554)      ($44,002)
==========================================================================

The current state tax provision is comprised of the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants are located.

A summary of United States and foreign income (loss) before income taxes from continuing operations follows:

                                    2000              1999           1998
--------------------------------------------------------------------------
United States                 $1,452,272          ($61,829)   ($1,443,434)
Foreign                         (356,436)         (121,161)      (964,810)
--------------------------------------------------------------------------
                              $1,095,836         ($182,990)   ($2,408,244)
==========================================================================

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in continuing operations.
                                        2000              1999           1998
------------------------------------------------------------------------------
Federal income taxes (benefit)
  at 34% statutory rate             $372,584          ($62,217)     ($818,803)

State and local taxes, net of
  federal income tax effect           70,443           (50,587)       (15,227)

Foreign rate differential             (9,571)            1,332        (22,345)

Changes in foreign statutory
  tax rate                           688,303                 -              -

Deferred income tax asset
  valuation allowance             (1,023,325)         (334,172)       895,888

Foreign permanent differences        (69,507)          354,249              -

Other                                  6,284            64,841        (83,515)
------------------------------------------------------------------------------
Provision (benefit)
  for income taxes                   $35,211          ($26,554)      ($44,002)
==============================================================================

                                      (19)

Income taxes paid, net of refunds received, were $69,754 in 2000, $45,871 in 1999 and $66,363 in 1998.

Deferred income taxes relate to:

                                            2000              1999
-------------------------------------------------------------------
Deferred income tax liabilities:
Plant, property and equipment           $245,411          $445,695
Pension                                  419,698           351,830
Other                                                       78,558
-------------------------------------------------------------------
                                         665,109           876,083

Deferred income tax assets:
Asset valuations                         280,880           402,779
Operating loss
 carryforwards and credits             2,278,549         3,420,039
Other                                     71,620            42,530
-------------------------------------------------------------------
                                       2,631,049         3,865,348
-------------------------------------------------------------------
Net deferred income tax asset
 before valuation allowance            1,965,940         2,989,265
Valuation allowance                   (1,965,940)       (2,989,265)
-------------------------------------------------------------------
Net deferred income taxes                $     -           $     -
===================================================================

The deferred income tax asset valuation allowance was $4,201,344 as of December 31, 1998.

The Company provides deferred income taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $1,236,000 and $1,335,000 are considered permanently reinvested as of December 31, 2000 and 1999, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

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

At December 31, 2000, the Company has tax operating loss carryforwards aggregating $6,994,000 of which $2,265,000 relate to United States Federal income taxes which expire from 2012 through 2020, $684,000 relate to state income taxes which expire from 2001 through 2010 and $4,045,000 relate to foreign operations income taxes which can be carried forward indefinitely.

                                      (20)

9.  Debt

The Company has short-term lines of credit for its foreign subsidiaries which expire at various times in 2001. The aggregate amount available under these lines is $720,696 of which $503,682 is outstanding at December 31, 2000 and bears interest at rates ranging from local prime to local prime plus 4%. The weighted average interest rate for outstanding borrowings was 10.2% at December 31, 2000 (8.6% at December 31, 1999).

Long term debt consists of:
                                                          2000          1999
-----------------------------------------------------------------------------
Notes payable:
North American arrangements                         $6,321,325    $5,979,741
Other                                                  688,881       955,225
-----------------------------------------------------------------------------
                                                     7,010,206     6,934,966
Less current portion                                 2,085,372     1,922,332
-----------------------------------------------------------------------------
                                                    $4,924,834    $5,012,634
=============================================================================

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. At December 31, 2000 $5,595,055 is outstanding and $989,747 is available under the Agreement. Throughout 2001, the Company expects to have a minimum of $4,400,000 outstanding under this arrangement. As such, amounts borrowed in excess of $4,400,000 are classified as part of the current portion of long-term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement (10.5% at December 31, 2000).

On August 7, 2000 the Company entered into an interest rate swap with a bank effectively fixing the interest rate at 10.18% for $3.5 million of debt under the Agreement through its maturity date.

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with another bank to refinance a mortgage.. The loan is payable in monthly installments of $830, plus interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0% through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. A portion of the proceeds from this loan was used to repay amounts borrowed under the Agreement.

The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company believes these financial covenants will continue to be met.

Substantially all assets are pledged as collateral for outstanding debt.

Current maturities of long-term debt follow: 2001 - $2,085,372; 2002 - $419,521; 2003 - $3,663,603; 2004 - $32,149 and 2005 - $33,858.

The interest rates of the other notes payable range from 7.7% to 10.4%.

Interest paid was $822,399 in 2000, $1,117,048 in 1999 and $1,530,290 in 1998.

                                      (21)

10.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $203,135 in 2000, $461,396 in 1999 and $684,000 in 1998. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2000 follow: 2001 - $152,058; 2002 - $136,971;
2003 - $114,458; 2004 - $114,458; 2005 - $61,184 and thereafter - $809.

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While five lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

11.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                                   2000       1999        1998
-------------------------------------------------------------------------------

United States                                   $23,455    $25,201     $25,136
Canada                                            5,402      5,428       6,157
England                                           3,184      2,177       3,296
Germany                                           2,372      3,051       3,173
-------------------------------------------------------------------------------
                                                $34,413    $35,857     $37,762
===============================================================================

Long-lived assets by geographic area follow (000's omitted):

                                                  2,000      1,999        1998
-------------------------------------------------------------------------------

United States                                    $2,114     $2,506      $4,354
Canada                                               87         79          83
England                                              22         32          78
Germany                                             899      1,369       1,526
-------------------------------------------------------------------------------
                                                 $3,122     $3,986      $6,041
===============================================================================

12.  Stock Option Plans

The Company has a stock option plan which provides incentive and nonqualified stock options for up to 670,000 shares, including options for 150,000 shares authorized in 2000, of the Company's Common Stock to officers and key employees (the Employee's Plan). The Employee's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. Generally, options granted under the Employee's Plan prior to June 24, 1996 vested immediately or within a year; after June 24, 1996, 25% of options granted vest immediately with the balance vesting over the next three years. The term of options issued cannot exceed 10 years from the date of grant.

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

                                      (22)

A summary of changes in options issued under the Company's two stock option plans follows:

                                              2000          1999          1998
-------------------------------------------------------------------------------

Options outstanding at the
 beginning of the year                     471,325       376,550       318,750
Options granted                            187,900       174,000        67,950
Options canceled                           (17,625)      (79,225)       (1,650)
Options exercised                           (1,250)            -        (8,500)
-------------------------------------------------------------------------------
Options outstanding at
 the end of the year                       640,350       471,325       376,550
===============================================================================
Options exercisable at the
 end of the year                           436,125       340,694       292,563
===============================================================================
Common stock available for future
 grants at the end of the year              50,525        70,800       165,575
===============================================================================
Average price of options
 granted                                     $2.47         $2.12         $4.62
Average price of options
 canceled                                    $2.72         $1.88         $4.17
Average price of options
 exercised                                   $2.08             -         $3.96
Average price of options
 outstanding                                 $3.30         $3.65         $4.31
Average price of options
 exercisable                                 $3.70         $3.95         $4.14

A summary of options outstanding at December 31, 2000  follows:

                                                     Options Outstanding                 Options Exercisable
-------------------------------------------------------------------------------     ---------------------------
                                                          Weighted
                                                           Average      Weighted                       Weighted
                                                          Remaining     Average                        Average
                                            Number       Contractual    Exercise          Number       Exercise
Range of Exercise Prices                 Outstanding     Life (Years)     Price        Outstanding       Price
---------------------------------------------------------------------------------------------------------------
$1.25 to $2.49                             263,900             9          2.12           114,350          2.14
$2.50 to $3.65                             161,950             7          3.38           111,775          3.48
$3.66 to $5.00                             113,500             5          3.87           111,750          3.85
$5.01 to $7.25                             101,000             6          5.59            98,250          5.60
-------------------------------------------------------------------------------     ---------------------------
                                           640,350                                       436,125
                                   ================                                 =============

The weighted average remaining contractual life of outstanding stock options is 7 years.

                                      (23)

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2000, 1999 and 1998.

If compensation expense for the Company's stock option plans had been determined using the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, the Company would have reported net income of $878,070 ($.25 a share) for 2000, net income of $2,056,538 ($.61 a share) for 1999 and a net loss of $1,814,064 ($.54 a share) for 1998.

The weighted average fair value at the date of grant for options granted during 2000, 1999 and 1998 is $1.44, $.75 and $1.83 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              2000          1999          1998
                                   --------------------------------------------
Expected Life in Years                           5             5             5
Interest Rate                                4.98%         5.67%         5.69%
Volatility                                   0.618         0.273         0.372
Dividend Yield                                  0%            0%            0%


13.      Earnings Per Share

The denominators used in the basic earnings (loss) per share computations consist of the weighted average shares of Common Stock outstanding of 3,507,326 in 2000, 3,390,977 in 1999 and 3,371,099 in 1998. The denominator used in the diluted earnings per share computation in 2000 includes the weighted average shares of Common Stock outstanding of 3,507,326 and the dilutive weighted average number of stock options outstanding of 61,217. The effects of the weighted average number of stock options outstanding were anti dilutive in 1999 and 1998 and have been excluded from the dilutive per share calculations. 579,133 stock options outstanding at December 31, 2000 were excluded from diluted earnings per share because they would have been anti dilutive

14.  Financial Instruments

The carrying values of financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and debt) as of December 31, 2000 and 1999 approximate fair value. Fair value was based on expected cash flows and current market conditions.

                                      (24)

15.  Quarterly Dated (unaudited)

                                                                                      Quarters

2000                                                         First        Second        Third       Fourth         Total
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                                  $ 8,041      $ 10,201      $ 8,760      $ 7,411      $ 34,413
-------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                           5,222         6,785        5,612        4,616        22,235
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                     207           414          302          138         1,061
-------------------------------------------------------------------------------------------------------------------------
Basic and Diluted
Earnings per Share                                         $  0.06      $   0.12      $  0.09      $  0.04      $   0.30

1999
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                                  $ 7,911      $ 10,209      $ 9,751      $ 7,985      $ 35,857
-------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                           6,052         7,251        6,917        5,766        25,986
-------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                      (542)          125          136          125          (156)
-------------------------------------------------------------------------------------------------------------------------
Income from Discontinued Operarations                        2,299                                      26         2,325
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                   1,757           125          136          150         2,168
-------------------------------------------------------------------------------------------------------------------------
Basic and Diluted
Earnings (Loss) per share -
 Continuing Operations                                      $(0.16)       $ 0.04       $ 0.04       $ 0.04        $(0.05)
-------------------------------------------------------------------------------------------------------------------------
Earnings per share - Discontinued Operations                $ 0.68                                                $ 0.69
-------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                                          $ 0.52        $ 0.04       $ 0.04       $ 0.04        $ 0.64
-------------------------------------------------------------------------------------------------------------------------

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

                                      (25)

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 2, 2001

                                      (26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2000.

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

      Name                     Age      Position Held with Company
-------------------------- ------------ ----------------------------------------
Walter C. Johnsen              50       President, Chief Executive Officer
                                        and Director

Gary D. Penisten               69       Chairman of the Board and Director

Brian S. Olschan               44       Executive Vice President, Chief
                                        Operating Officer and Director

Ronald P. Davanzo              38       Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

George R. Dunbar               77       Director

Richmond Y. Holden, Jr.        47       Director

Wayne R. Moore                 70       Director



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

                                      (27)

George R. Dunbar has served as director since 1977. He is President of The U.S. Baird Corporation and Dunbar Associates, a municipal management consulting firm. He is a Former Chief Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric Division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut.

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

                                      (28)

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this report:

      1.  Financial Statements

                                                                         Page(s)

           Consolidated Balance Sheets
           Consolidated Statements of Operations and
            Comprehensive Income (Loss)
           Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements
           Report of Ernst & Young LLP, Independent Auditors

      2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

      3.  Exhibits

           Exhibit 21 - Parents and Subsidiaries
           Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors

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

     (b) No Form 8-K was filed by the Company during the quarter ended December 31, 2000.

                                      (29)

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2000, 1999 and 1998

                                                 Balance at      Charged to      Deductions    Balance at
                                                Beginning of     Costs and        and Other      End of
                                                   Period         Expenses       Adjustments     Period
---------------------------------------------------------------------------------------------------------
2000
Allowance for doubtful accounts                  $125,862        $235,595         $183,230      $178,227
---------------------------------------------------------------------------------------------------------
1999
Allowance for doubtful accounts                   195,325          64,944          134,107       125,862
---------------------------------------------------------------------------------------------------------
1998
Restructuring liability                            27,688               -           27,688             -
Allowance for doubtful accounts                   252,079          35,889           92,643       195,325

                                      (30)

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

EXHIBIT 23


               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918 and 333-26737) pertaining to the Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505 and 333-26739) pertaining to the Acme United Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated March 2, 2001, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2000.



                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 26, 2001

                                      (31)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26,2001.


ACME UNITED CORPORATION
(Registrant)

Signatures                            Titles

s/ Walter C. Johnsen
----------------------------
   Walter C. Johnsen                  President, Chief Executive Officer
                                      and Director

s/ Gary D. Penisten
----------------------------
   Gary D. Penisten                   Chairman of the Board and Director

s/ Brian S. Olschan
----------------------------
   Brian S. Olschan                   Executive Vice President, Chief Operating
                                      Officer and Director

s/ Ronald P. Davanzo
----------------------------
   Ronald P. Davanzo                  Vice President, Chief Financial Officer,
                                      Secretary and Treasurer

s/ George R. Dunbar
----------------------------
   George R. Dunbar                   Director

s/ Richmond Y. Holden, Jr.
----------------------------
   Richmond Y. Holden, Jr.            Director

s/ Wayne R. Moore
----------------------------
   Wayne R. Moore                     Director

                                      (32)

OFFICERS

Walter C. Johnsen                        Brian S. Olschan                       James A. Benkovic
President and Chief                      Executive Vice President               Vice President-
Executive Officer                        and Chief Operating Officer            Consumer Sales


Gary D. Penisten                         Ronald P. Davanzo                      Larry H. Buchtmann
Chairman of the Board                    Vice President and Chief               Vice President-
                                         Financial Officer,                     Manufacturing
                                         Secretary and Treasurer
FOREIGN KEY MANAGEMENT

James A. Brownrigg                       Wolfgang M. Lange                      Ronald P. Davanzo
General Manager                          Managing Director                      Managing Director
Acme United Limited                      Emil Schlemper GmbH                    Acme United Ltd.
(Canada)                                 (Germany)                              (England)


DIRECTORS

George R. Dunbar                         Walter C. Johnsen                      Gary D. Penisten
President                                President and Chief Executive          Chairman of the Board
Dunbar Associates                        Officer                                Acme United Corporation
Monroe, Connecticut                      Acme United Corporation
President (1972-1987)
Bryant Electric Division                 Wayne R. Moore
Westinghouse Electric Corporation        Director and Chairman Emeritus
                                         The Producto Machine Company
Richmond Y. Holden, Jr.                  Bridgeport, Connecticut
President and Chief Executive
  Officer                                Brian S. Olschan
J.L. Hammett Co.                         Executive Vice President and
                                         Chief Operating Officer



CORPORATE OFFICES

Acme United Corporation                  STOCK LISTING                          AUDITORS
1931 Black Rock Turnpike                 The stock of Acme United               Ernst & Young LLP
Fairfield, Connecticut 06432             Corporation is traded on the           Hartford, Connecticut
(203) 332-7330                           American Stock Exchange under
                                         the symbol ACU.

TRANSFER AGENTS                          COUNSEL                                ANNUAL MEETING
American Stock Transfer Company          Brody, Wilkinson and Ober, P.C.        will be held at 11 a.m., Monday,
40 Wall Street                           Southport, Connecticut                 April 23, 2001 at The American
New York, N.Y. 10005                                                            Stock Exchange
                                                                                86 Trinity Place
                                                                                New York, New York   10006

                                      (33)