Form 10-Q
period 2001-03-31
ACME UNITED CORP
filed 2001-05-14
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,508,305 shares outstanding as of April 19, 2001 of its $2.50 par value Common Stock.

                                      (1)

                             ACME UNITED CORPORATION

                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income ...............................   5
               Condensed Consolidated Statements of Cash Flows............   6
               Notes to Condensed Consolidated Financial Statements.......   7
     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................   8

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings............................................  10
     Item 2. Changes in Securities........................................  10
     Item 3. Defaults Upon Senior Securities..............................  10
     Item 4. Submission of Matters to a Vote of Security Holders..........  10
     Item 5. Other Information............................................  10
     Item 6. Exhibits and Reports on Form 8-K.............................  10
     Signatures...........................................................  11

                                      (2)


                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       March 31     December 31
                                                         2001          2000
                                                   ------------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                             $    49         $    22
  Accounts receivable, less allowance                     6,923           5,973
  Inventories:
     Finished goods                                       7,303           7,980
     Work in process                                        564             493
     Raw materials and supplies                           1,276           1,549
                                                        -------         -------
                                                          9,143          10,022
  Prepaid expenses and other current assets               1,128             433
                                                        -------         -------
          Total current assets                           17,243          16,450
                                                        -------         -------
Property, plant and equipment:
  Land                                                      168             180
  Buildings                                               2,023           2,007
  Machinery and equipment                                 6,380           6,545
                                                        -------         -------
                                                          8,571           8,732
  Less accumulated depreciation                           5,601           5,610
                                                        -------         -------
                                                          2,970           3,122
Other assets                                              1,382           1,374
Goodwill, less accumulated amortization                     168             172
                                                        -------         -------
            Total assets                                $21,763         $21,118
                                                        =======         =======

            See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       March 31     December 31
                                                         2001          2000
                                                   ------------     -----------

LIABILITIES

Current liabilities:
  Notes payable                                        $    692        $    504
  Accounts payable                                        2,243           2,260
  Other accrued liabilities                               3,050           3,139
  Current portion of long term debt                       2,705           2,085
                                                       --------        --------
      Total current liabilities                           8,690           7,988
  Long term debt, less current portion                    4,830           4,925
  Other                                                     378             313
                                                       --------        --------
       Total liabilities                                 13,898          13,226
                                                       --------        --------

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                              9,033           9,033
  Treasury stock, at cost-105,007 shares                   (648)           (648)
  Additional paid-in capital                              2,038           2,038
  Retained-earnings deficit                                (922)         (1,152)
  Accumulated other comprehensive loss:
    Translation adjustment                               (1,475)         (1,379)
    Derivative Financial Instrument losses                 (162)             --
                                                       --------        --------
                                                         (1,637)         (1,379)
                                                       --------        --------
      Total stockholders' equity                          7,865           7,892
                                                       --------        --------
        Total liabilities and stockholders' equity     $ 21,763        $ 21,118
                                                       ========        ========

            See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            2001         2000
                                                         ---------    ---------
Net sales                                                  $ 7,950      $ 8,041

Costs and expenses:
  Cost of goods sold                                         5,114        5,222
  Selling, general and administrative expenses               2,412        2,424
                                                           -------      -------
                                                             7,526        7,646

Income before non operating items                              424          395
Non operating items:
  Interest expense                                             203          206
  Other income                                                 (21)         (18)
                                                           -------      -------
Income before income taxes                                     242          207
Income taxes                                                    12           --
                                                           -------      -------
Net income                                                     230          207
Other comprehensive (expense) income -
  Foreign currency translation                                 (96)          12
  Cumulative effect of change in accounting for
    derivative financial instruments                          (104)          --
  Change in fair value of derivative financial instruments     (58)          --
                                                           -------      -------
Other comprehensive (expense) income -                        (258)          12
                                                           -------      -------
Comprehensive (loss) income                                $   (28)     $   219
                                                           =======      =======
Basic earnings per share                                   $  0.07      $  0.06
Diluted earnings per share                                 $  0.06      $  0.06
                                                           -------      -------

Weighted average number of common shares outstanding-
  denominator used for basic per share computations          3,508        3,507
Weighted average number of dilutive stock options
  outstanding                                                   65           12
                                                           -------      -------
Denominator used for diluted per share computations          3,573        3,519
                                                           =======      =======

            See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            2001         2000
                                                         ---------    ---------
Operating Activities:
  Net income                                               $   230      $   207
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                           115          208
        Amortization                                            33           50
        Gain on sale of property, plant, and equipment          --          (12)

        Changes in operating assets and liabilities:
          Accounts receivable                                 (950)        (318)
          Inventories                                          879         (543)
          Prepaid expenses and other current assets           (695)        (215)
          Other assets                                          (8)           3
          Accounts payable                                     (17)         (99)
          Other accrued liabilities                            (89)          39
                                                           -------      -------
  Total adjustments                                           (732)        (887)
                                                           -------      -------
        Net cash used by operating activities                 (502)        (680)
                                                           -------      -------

Investing Activities:
  Capital expenditures                                         (16)         (70)
  Proceeds from sale of property, plant, and equipment          --           60
                                                           -------      -------
        Net cash used by investing activities                  (16)         (10)
                                                           -------      -------

Financing Activities:
  Net borrowings on short term borrowing arrangements          662        1,272
  Borrowings of long term debt                                  --          325
  Payments of long term debt                                   (19)        (870)
  Debt issuance costs                                           (2)        (117)
                                                           -------      -------
        Net cash provided by financing activities              641          610
                                                           -------      -------

Effect of exchange rate changes                                (96)          (8)
                                                           -------      -------
Net increase (decrease) in cash and cash equivalents            27          (88)

Cash and cash equivalents at beginning of period                22           88
                                                           -------      -------
Cash and cash equivalents at end of period                 $    49      $    --
                                                           =======      =======

            See notes to condensed consolidated financial statements.

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for such disclosures. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated balance sheet as of that date. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified certain amounts in prior periods to conform to the current presentation.


Note 2 -- Contingencies

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


Note 3 -- Derivative Financial Instruments

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No.133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

As a result of adopting Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes if applicable. Changes in fair values of derivatives not qualifying as hedges are reported in income.

The adoption of Statement 133, resulted in a cumulative effect of an accounting change of $104,277 which decreased other comprehensive income.

Prior to January 1, 2001, the Company also used interest rate swap contracts and foreign exchange contracts for hedging purposes. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in income. For foreign currency forward contracts hedging firm commitments, the effects of movements in currency exchange rates on those instruments were recognized when the related operating revenue was recognized. Realized gains and losses were included in other assets and liabilities and recognized in income when the future transaction occurred or at the time the transaction was no longer expected to occur.

                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2001


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 2001 were $7,950,000 compared with $8,041,000 for 2000, a 1% decrease. Excluding the negative impact of foreign currency fluctuations, sales would have increased 1% for the quarter.

Domestic sales were down 1% in the first quarter of 2001 compared with the same period in 2000. International sales for the first quarter of 2001 were 1% below 2000 levels. Strong sales growth in Canada driven by market share increases into the office super stores offset weakness in England and Germany.


Gross Profit

The gross profit for the first quarter of 2001 was $2,836,000 (35.7% of net sales) compared to $2,819,000 (35.1% of net sales) for the first quarter of 2000. The introduction of new products coupled with improved operating efficiencies in the USA were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2001 were $2,412,000 (30.3% of net sales) compared with $2,423,000 (30.1% of net sales) for the same period of 2000, a decrease of $11,000. Increases in strategic advertising were more than offset by decreases in general and administrative expenses.


Income

Net income for the first quarter of 2001 is $230,000, or 7 cents per share (basic), 6 cents per share (diluted) compared to a net income of $207,000, or 6 cents per share (basic and diluted) for the same period of 2000.


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long term debt to equity ratio follow:



                                         March 31, 2001        December 31, 2000
                                       ------------------     ------------------

  Working capital.....................       $8,552,000            $8,462,000
  Current ratio.......................        1.98 to 1             2.06 to 1
  Long term debt to equity ratio......              .60                   .62


During the first three months of 2001, total debt increased by $525,000 compared to total debt at December 31, 2000 as a result of additional borrowings to fund advances to suppliers and higher inventory levels and higher accounts receivable due to seasonal sales volume. At March 31, 2001, advances to suppliers were about $600,000 and are included with prepaid expenses and other current assets.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

                    For the Three Months Ended March 31, 2001


Cash expected to be generated from operating activities, together with funds available under an existing loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the next 12 months. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.


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

                                      (9)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4-- Submission of Matters to a Vote of Security Holders

     A.  The Annual Meeting was held on April 23, 2001.

     B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                   Votes for     Votes against    Votes withheld
                                   ---------     -------------    --------------
         George R. Dunbar          2,977,942        344,705           185,658

         Richard Y. Holden, Jr.    3.027.942        294,705           185,658

         Walter C. Johnsen         3,027,942        294,705           185,658

         Wayne R. Moore            2,977,785        344,862           185,658

         Brian Olschan             3,027,785        294,862           185,658

         Gary D. Penisten          3,027,942        294,705           185,658

         Stevenson E. Ward III     3,027,942        294,705           185,658

     C. An amendment to the Non-Salaried Director Stock Option Plan was approved.

                                   Votes for     Votes against    Votes withheld
                                   ---------     -------------    --------------

                                     627,961        334,752         2,545,592

     D.  An amendment to the Employee Stock Option Plan was approved.

                                   Votes for     Votes against    Votes withheld
                                   ---------     -------------    --------------
                                     703,579        258,464         2,546,262


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

     None.

                                      (10)

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

Dated:  May 8, 2001

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  May 8, 2001

                                      (11)