Form 10-Q
period 2001-06-30
ACME UNITED CORP
filed 2001-08-14
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,508,305 shares outstanding as of July 31, 2001 of its $2.50 par value Common Stock.

                                      (1)

                             ACME UNITED CORPORATION

                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income ...............................   5
               Condensed Consolidated Statements of Cash Flows............   6
               Notes to Condensed Consolidated Financial Statements.......   7
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings............................................  11
     Item 2. Changes in Securities........................................  11
     Item 3. Defaults Upon Senior Securities..............................  11
     Item 4. Submission of Matters to a Vote of Security Holders..........  11
     Item 5. Other Information............................................  11
     Item 6. Exhibits and Reports on Form 8-K.............................  11
     Signatures...........................................................  12

                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                       June 30      December 31
                                                         2001           2000
                                                     ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $     48       $     22
  Accounts receivable, less allowance                     10,049          5,973
  Inventories:
     Finished goods                                        7,034          7,980
     Work in process                                         635            493
     Raw materials and supplies                            1,744          1,549
                                                      ----------     ----------
                                                           9,413         10,022
  Prepaid expenses and other current assets                  780            433
  Available-for-sale marketable equity security              274              -
                                                      ----------     ----------
          Total current assets                            20,564         16,450

Property, plant and equipment:
  Land                                                       163            180
  Buildings                                                1,996          2,007
  Machinery and equipment                                  6,244          6,545
                                                      ----------     ----------
                                                           8,403          8,732
  Less accumulated depreciation                            5,606          5,610
                                                      ----------     ----------
                                                           2,797          3,122
Other assets                                               1,393          1,374
Goodwill, less accumulated amortization                      162            172
                                                      ----------     ----------
            Total assets                                $ 24,916       $ 21,118
                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       June 30      December 31
                                                         2001           2000
                                                     ------------   -----------
LIABILITIES

Current liabilities:
  Notes payable                                         $    536       $    504
  Accounts payable                                         2,925          2,260
  Other accrued liabilities                                3,708          3,139
  Current portion of long term debt                        3,811          2,085
                                                      ----------     ----------
      Total current liabilities                           10,980          7,988
  Long term debt, less current portion                     4,909          4,925
  Other                                                      368            313
                                                      ----------     ----------
       Total liabilities                                  16,257         13,226

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                               9,033          9,033
  Treasury stock, at cost-105,007 shares                    (648)          (648)
  Additional paid-in capital                               2,038          2,038
  Retained-earnings deficit                                 (457)        (1,152)
  Accumulated other comprehensive income (loss):
    Foreign Currency translation adjustment               (1,426)        (1,379)
    Derivative financial instrument losses                  (155)             -
    Unrealized gain on available-for-sale
      marketable equity security                             274              -
                                                      ----------     ----------
                                                          (1,307)        (1,379)

      Total stockholders' equity                           8,659          7,892
                                                      ----------     ----------
        Total liabilities and stockholders' equity      $ 24,916       $ 21,118
                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                          Three Months Ended       Six Months Ended
                                                                June 30                 June 30
                                                         --------------------   ---------------------
                                                              2001       2000        2001        2000
                                                         --------------------   ---------------------
Net sales                                                 $ 10,642   $ 10,201    $ 18,592    $ 18,242

Costs and expenses:
  Cost of goods sold                                         6,575      6,785      11,689      12,007
  Selling, general and administrative expenses               3,464      2,737       5,876       5,161
                                                          --------   --------    --------    --------
                                                            10,039      9,522      17,565      17,168

Income before non operating items                              603        679       1,027       1,074
Non operating items:
  Interest expense                                             206        234         409         440
  Other income (expense)                                        81        (21)        102          (3)
                                                          --------   --------    --------    --------
Income before income taxes                                     478        424         720         631
Income taxes                                                    13         10          25          10
                                                          --------   --------    --------    --------
Net income                                                     465        414         695         621
Other comprehensive (expense) income -
  Foreign currency translation                                  49        (78)        (47)        (66)
  Cumulative effect of change in accounting for
    derivative financial instruments                             -          -        (104)          -
  Change in fair value of derivative
    financial instruments                                        7          -         (51)          -
  Unrealized gain on available-for-sale
    marketable equity security                                 274          -         274           -
                                                          --------   --------    --------    --------
Comprehensive income                                      $    795   $    336    $    767    $    555
                                                          ========   ========    ========    ========
Basic earnings per share                                  $   0.13   $   0.12    $   0.20    $   0.18
Diluted earnings per share                                $   0.13   $   0.12    $   0.19    $   0.17
                                                          ========   ========    ========    ========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations          3,508      3,507       3,508       3,507
Weighted average number of dilutive stock options
  outstanding                                                  107         83         106          54
                                                          --------   --------    --------    --------
Denominator used for diluted per share computations          3,615      3,590       3,614       3,561
                                                          ========   ========    ========    ========

           See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                            Six Months Ended
                                                                                June 30
                                                                          --------------------
                                                                           2001           2000
                                                                        ---------      ---------
Operating Activities:
  Net income                                                            $   695        $   621
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                                        287            342
        Amortization                                                         68             90
        (Gain) loss on sale of property, plant, and equipment               (64)            12

        Changes in operating assets and liabilities:
          Accounts receivable                                            (4,076)        (2,038)
          Inventories                                                       609         (1,003)
          Prepaid expenses and other current assets                        (347)          (293)
          Other assets                                                      (19)          (262)
          Accounts payable                                                  665            702
          Other accrued liabilities                                         569           (351)
                                                                     ----------     ----------
  Total adjustments                                                      (2,308)        (2,801)
                                                                     ----------     ----------
        Net cash used by operating activities                            (1,613)        (2,180)


Investing Activities:
  Capital expenditures                                                     (126)          (223)
  Proceeds from sale of property, plant, and equipment                      104            233
                                                                     ----------     ----------
        Net cash (used) provided by investing activities                    (22)            10


Financing Activities:
  Net borrowings on short term borrowings                                 1,748          2,769
  Borrowings of long term debt                                                -            325
  Payments of long term debt                                                (38)          (927)
  Debt issuance costs                                                        (2)          (142)
                                                                     ----------     ----------
        Net cash provided by financing activities                         1,708          2,025


Effect of exchange rate changes                                             (47)            66
                                                                     ----------     ----------
Change in cash and cash equivalents                                          26            (79)

Cash and cash equivalents at beginning of period                             22             88
                                                                     ----------     ----------
Cash and cash equivalents at end of period                              $    48        $     9
                                                                     ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for such disclosures. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated balance sheet as of that date. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified certain amounts in prior periods to conform to the current presentation.


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While several lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.


Note 3 -- New Accounting Standards

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

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in shareholders' equity as a component of accumulated comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.

The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $104,000 decrease to other comprehensive income.

                                      (7)

                                   (Unaudited)


Prior to January 1, 2001, the Company also used interest rate swap contracts and foreign exchange contracts for hedging purposes. For interest rate swaps, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Unrealized gains or losses on interest rate swap contracts were not recognized in operations. For foreign currency forward contracts hedging firm commitments, the effects of movements in currency exchange rates on those instruments were recognized when the related operating revenue was recognized. Realized gains and losses were included in other assets and liabilities and recognized in operations when the future transaction occurred or at the time the transaction was no longer expected to occur.

In April 2001, the Emerging Issues Task Force issued consensus No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to Retailer (EITF 00-25), which concludes that consideration paid by a company to a reseller of its product is presumed to be a reduction of the selling price of the company's product and, therefore, should be characterized as a reduction of revenue when recognized in the company's income statement. The presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, an identifiable benefit is or will be received from the reseller in return for the consideration and that the company can reasonably estimate the fair value of that benefit. The Company will be required to apply the provisions of EITF 00-25 in the first quarter of 2002. The adoption of EITF 00-25 will have no effect on net income. The company is currently reviewing the consensus to determine its applicability.


Note 4 -- Investment

Marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholder equity. At June 30, 2001, the Company has a single investment with a fair value of $274,000 and a nominal cost.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     For the Six Months Ended June 30, 2001


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended June 30, 2001 were $10,642,000 compared with $10,201,000 for 2000, a 4% increase. Excluding negative effects from foreign currency fluctuations, net sales would have increased 5% for the second quarter. Net sales for the first six months of 2001 were $18,592,000 compared with $18,242,000 for 2000, a 2% increase. Excluding negative effects from foreign currency fluctuations, year-to-date net sales would have increased 4%.

Domestic sales increased 11% in the second quarter of 2001 compared with the same period in 2000. Strong market share gains in the super stores and the mass market more than offset some weakness in the commercial segment, which has been negatively impacted by the U.S. economy. Sales domestically for the first six months of 2001 increased 6% over the prior period. International sales for the second quarter of 2001 were 12% below 2000 levels, 4% of the loss was due to the negative impact of foreign currency fluctuations. Sales growth in Canada driven by market share increases into the office super stores offset weakness in England and Germany. International sales for the first six months were 7% below prior year levels. International sales would have been flat with previous year levels excluding the significant drop in the country currencies in which Acme operates.


Gross Profit

Gross profit for the second quarter of 2001 was $4,067,000 (38.2% of net sales) compared to $3,416,000 (33.5% of net sales) for the second quarter of 2000. Gross profit for the first six months of 2001 was 37.1% of net sales compared to 34.2% in the same period of 2000. The introduction of new products, coupled with improved operating efficiencies in the USA, were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2001 were $3,464,000 (32.6% of net sales) compared with $2,737,000 (26.8% of net sales) for the same period of 2000, an increase of $727,000. Strategic advertising investment was the main reason for the increase. SG&A expenses were 31.6% of net sales for the first six months of 2001 versus 28.3% in the comparable period of 2000.


Income

Net income for the second quarter of 2001 is $465,000, (an increase of 12%) or 13 cents per share (diluted) compared to a net income of $414,000, or 12 cents per share (diluted) for the same period of 2000. Net income for the first six months is $695,000, (an increase of 12%) or 19 cents per share (diluted) compared to net income of $621,000, or 17 cents per share (diluted).

                                      (9)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long term debt to equity ratio follow:

                                         June 30, 2001        December 31, 2000
                                      ------------------     ------------------
  Working capital....................       $9,584,000            $8,462,000
  Current ratio......................        1.87 to 1             2.06 to 1
  Long term debt to equity ratio.....              .57                   .62

During the first six months of 2001, total debt increased by $1,710,000 compared to total debt at December 31, 2000 as a result of additional borrowings for higher inventory levels and accounts receivable due to seasonal sales volume. At June 30, 2001, advances to suppliers were approximately $218,000 and are included with prepaid expenses and other current assets.

Cash expected to be generated from operating activities, together with funds available under an existing loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the next 12 months. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.

Pending Adoption of Accounting Standard

As discussed in Note 3, in April 2001, the Emerging Issues Task Force issued consensus No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to Retailer (EITF 00-25). The company is currently reviewing the consensus to determine its applicability.


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

                                      (11)

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

Dated:  July 31, 2001

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  July 31, 2001


                                      (12)