Form 10-Q
period 2001-09-30
ACME UNITED CORP
filed 2001-11-14
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,449,505 shares outstanding as of October 31, 2001 of its $2.50 par value Common Stock.

                                      (1)

                             ACME UNITED CORPORATION
                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets......................   3
               Condensed Consolidated Statements of Income ...............   5
               Condensed Consolidated Statements of Cash Flows............   6
               Notes to Condensed Consolidated Financial Statements.......   7
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings............................................  11
     Item 2. Changes in Securities........................................  11
     Item 3. Defaults Upon Senior Securities..............................  11
     Item 4. Submission of Matters to a Vote of Security Holders..........  11
     Item 5. Other Information............................................  11
     Item 6. Exhibits and Reports on Form 8-K.............................  11
     Signatures...........................................................  12

                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                    September 30    December 31
                                                        2001            2000
                                                    ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $    639       $     22
  Accounts receivable, less allowance                      8,820          5,973
  Inventories:
     Finished goods                                        6,517          7,980
     Work in process                                         507            493
     Raw materials and supplies                            1,673          1,549
                                                      ----------     ----------
                                                           8,697         10,022
  Prepaid expenses and other current assets                  816            433
                                                      ----------     ----------
          Total current assets                            18,972         16,450

Property, plant and equipment:
  Land                                                       167            180
  Buildings                                                2,026          2,007
  Machinery and equipment                                  5,481          6,545
                                                      ----------     ----------
                                                           7,674          8,732
  Less accumulated depreciation                            5,418          5,610
                                                      ----------     ----------
                                                           2,256          3,122
Other assets                                               1,424          1,374
Goodwill, less accumulated amortization                      161            172
                                                      ----------     ----------
            Total assets                                $ 22,813       $ 21,118
                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                    September 30    December 31
                                                        2001           2000
                                                    ------------    -----------
LIABILITIES

Current liabilities:
  Notes payable                                         $     56       $    504
  Accounts payable                                         2,404          2,260
  Other accrued liabilities                                3,121          3,139
  Current portion of long term debt                        3,346          2,085
                                                      ----------     ----------
      Total current liabilities                            8,927          7,988
  Long term debt, less current portion                     4,911          4,925
  Other                                                      428            313
                                                      ----------     ----------
       Total liabilities                                  14,266         13,226

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                               9,033          9,033
  Treasury stock, at cost-160,207 shares in 2001
    and 105,007 in 2000                                     (809)          (648)
  Additional paid-in capital                               2,038          2,038
  Retained-earnings deficit                                  (52)        (1,152)
  Accumulated other comprehensive income (loss):
    Foreign currency translation adjustment               (1,456)        (1,379)
    Derivative financial instrument losses                  (207)             -
                                                      ----------     ----------
                                                          (1,663)        (1,379)

      Total stockholders' equity                           8,547          7,892
                                                      ----------     ----------
        Total liabilities and stockholders' equity      $ 22,813       $ 21,118
                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                               Three Months Ended       Nine Months Ended
                                                                  September 30            September 30
                                                              --------------------    --------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
Net sales                                                      $ 9,014     $ 8,760    $ 27,606    $ 27,003

Costs and expenses:
  Cost of goods sold                                             5,543       5,612      17,233      17,619
  Selling, general and administrative expenses                   2,834       2,452       8,710       7,608
                                                              --------    --------    --------    --------
                                                                 8,377       8,064      25,943      25,227
                                                              --------    --------    --------    --------
Income before non operating items                                  637         696       1,663       1,776
Non operating items:
  Interest expense                                                 211         273         621         713
  Other income (expense)                                            (8)        (96)         95        (105)
                                                              --------    --------    --------    --------
Income before income taxes                                         418         327       1,137         958
Income taxes                                                        13          25          37          35
                                                              --------    --------    --------    --------
Net income                                                         405         302       1,100         923
Other comprehensive (expense) income -
  Foreign currency translation                                     (30)        (44)        (77)       (109)
  Cumulative effect of change in accounting for
    derivative financial instruments                                 -           -        (104)          -
  Change in fair value of derivative financial instruments         (52)          -        (103)          -
  Unrealized gain on available-for-sale marketable equity
    securities, less reclassification adjustment for gain
    included in net income                                        (274)          -           -           -
                                                              --------    --------    --------    --------
Comprehensive income                                           $    49     $   258    $    816    $    814
                                                              ========    ========    ========    ========
Basic earnings per share                                       $  0.12     $  0.09    $   0.31    $   0.26
Diluted earnings per share                                     $  0.11     $  0.08    $   0.30    $   0.25
                                                              ========    ========    ========    ========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations              3,490       3,507       3,502       3,507
Weighted average number of dilutive stock options
  outstanding                                                      114         291         109         133
                                                              --------    --------    --------    --------
Denominator used for diluted per share computations              3,604       3,798       3,611       3,640
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

                                      (5)

                             ACME UNITED CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                       Nine Months Ended
                                                                          September 30
                                                                       -------------------
                                                                       2001           2000
Operating Activities:
  Net income                                                        $ 1,100        $   923
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                                    505            473
        Amortization                                                    101            115
        Loss on disposals of property, plant, and equipment             334            148
        Gain on sale of marketable equity securities                   (475)             -

        Changes in operating assets and liabilities:
          Accounts receivable                                        (2,846)          (838)
          Inventories                                                 1,325         (1,805)
          Prepaid expenses and other current assets                    (383)          (177)
          Other assets                                                  (50)          (369)
          Accounts payable                                              144           (214)
          Other accrued liabilities                                    (113)           973
                                                                 ----------     ----------
  Total adjustments                                                  (1,458)        (1,694)
                                                                 ----------     ----------
        Net cash used by operating activities                          (358)          (771)

Investing Activities:
  Capital expenditures                                                 (202)          (384)
  Proceeds from sale of property, plant, and equipment                  140            286
  Proceeds from sale of marketable equity securities                    475              -
                                                                 ----------     ----------
        Net cash provided (used) by investing activities                413            (98)

Financing Activities:
  Net short term borrowings                                             886          1,311
  Borrowings of long term debt                                            -          1,025
  Payments of long term debt                                            (59)        (1,449)
  Debt issuance costs                                                   (27)          (168)
  Repurchase of 55,200 Common shares for treasury                      (161)             -
                                                                 ----------     ----------
        Net cash provided by financing activities                       639            719

Effect of exchange rate changes                                         (77)           109
                                                                 ----------     ----------
Change in cash and cash equivalents                                     617            (41)

Cash and cash equivalents at beginning of period                         22             88
                                                                 ----------     ----------
Cash and cash equivalents at end of period                          $   639        $    47
                                                                 ==========     ==========

           See notes to condensed consolidated financial statements.

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for such disclosures. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited consolidated balance sheet as of that date. Results of operations for interim period are not necessarily indicative of the results to be expected for the full year.


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


Note 3 -- New Accounting Standards

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No.133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

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

In April 2001, the Emerging Issues Task Force issued consensus No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to Retailer (EITF 00-25), which concludes that consideration paid by a company to a reseller of its product is presumed to be a reduction of the selling price of the company's product and, therefore, should be characterized as a reduction of revenue when recognized in the company's income statement. The presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, an identifiable benefit is or will be received from the reseller in return for the consideration and that the company can reasonably estimate the fair value of that benefit. The adoption of EITF 00-25 will have no effect on net income. Selling, general and administrative expenses in the accompanying financial statements include $652,000 and $560,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $2,324,000 and $1,661,000 for the nine month periods ended September 30, 2001 and 2000, respectively, of consideration paid to retailers. Such consideration will be classified as a reduction of sales when provisions of EIFT 00-25 are applied as required, effective January 1, 2002 for the applicable periods presented.

Note 4 -- Investment

The Company previously held a single investment in marketable equity securities with a nominal cost. During the three months ended September 30, 2001, the Company sold these securities and realized a gain of $475,000.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 2001 were $9,014,000 compared with $8,760,000 for 2000, a 3% increase. Excluding negative effects from foreign currency fluctuations, net sales would have increased 4% for the third quarter. Net sales for the first nine months of 2001 were $27,606,000 compared with $27,003,000 for 2000, a 2% increase. Excluding negative effects from foreign currency fluctuations, year-to-date net sales would have increased 4%.

Domestic sales increased 13% in the third quarter of 2001 compared with the same period in 2000. Strong market share gains in the super stores and the mass market more than offset some weakness in the commercial segment, which has been negatively impacted by the U.S. economy. Sales domestically for the first nine months of 2001 increased 8% over the prior period. International sales for the third quarter of 2001 were 18% below 2000 levels, 3% of the loss was due to the negative impact of foreign currency fluctuations. International sales for the first nine months were 11% below prior year levels. International sales would have been flat with previous year levels excluding the significant drop in the country currencies in which Acme operates.


Gross Profit

Gross profit for the third quarter of 2001 was $3,471,000 (38.5% of net sales) compared to $3,148,000 (35.9% of net sales) for the third quarter of 2000. Gross profit for the first nine months of 2001 was 37.6% of net sales compared to 34.7% in the same period of 2000. The introduction of new products, coupled with improved operating efficiencies in the USA, were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2001 were $2,834,000 (31.4% of net sales) compared with $2,452,000 (28.0% of net sales) for the same period of 2000, an increase of $382,000. Strategic advertising investment was the main reason for the increase. SG&A expenses were 31.5% of net sales for the first nine months of 2001 versus 28.2% in the comparable period of 2000.


Other Income (Expense)


Other income (expense) included in the third quarter of 2001, a gain of $475,000 on the sale of marketable equity securities and a loss of $398,000 on disposals of property, plant and equipment.


Income

Net income for the third quarter of 2001 is $405,000, (an increase of 34%) or 11 cents per share (diluted) compared to a net income of $302,000, or 8 cents per share (diluted) for the same period of 2000. Net income for the first nine months is $1,100,000, (an increase of 19%) or 30 cents per share (diluted) compared to net income of $923,000, or 25 cents per share (diluted).

                                     (9)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long term debt to equity ratio follow:

                                     September 30, 2001        December 31, 2000
                                     ------------------      -----------------
  Working capital...................      $10,045,000            $8,462,000
  Current ratio.....................        2.13 to 1             2.06 to 1
  Long term debt to equity ratio....             . 57                  . 62

During the first nine months of 2001, total debt increased by $800,000 compared to total debt at December 31, 2000 as a result of additional borrowings to finance higher inventory levels and accounts receivable due to seasonal sales volume. At September 30, 2001, advances to suppliers were approximately $252,000 and are included with prepaid expenses and other current assets.

Cash expected to be generated from operating activities, together with funds available under an existing loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the next 12 months. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.

Pending Adoption of Accounting Standard

In April 2001, the Emerging Issues Task Force issued consensus No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to Retailer (EITF 00-25), which concludes that consideration paid by a company to a reseller of its product is presumed to be a reduction of the selling price of the company's product and, therefore, should be characterized as a reduction of revenue when recognized in the company's income statement. The presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, an identifiable benefit is or will be received from the reseller in return for the consideration and that the company can reasonably estimate the fair value of that benefit. The adoption of EITF 00-25 will have no effect on net income. Selling, general and administrative expenses in the accompanying financial statements include $652,000 and $560,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $2,324,000 and $1,661,000 for the nine month periods ended September 30, 2001 and 2000, respectively, of consideration paid to retailers. Such consideration will be classified as a reduction of sales when provisions of EIFT 00-25 are applied as required, effective January 1, 2002 for the applicable periods presented.

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

Dated:  October 31, 2001

By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  October 31, 2001

                                      (12)