Form 10-K
period 2001-12-31
ACME UNITED CORP
filed 2002-03-26
CIK 2098

Acme United Corporation is one of the largest suppliers of cutting devices, measuring instruments, first aid kits, safety products and related items for consumers. The Company's subsidiary in the United Kingdom, Acme United Ltd., sells office products, medical scissors, household scissors and shears, and houseware products. The Canadian subsidiary, Acme United Limited, is one of the largest marketers of scissors, rulers and general office supplies in Canada. The German subsidiary, Emil Schlemper GmbH, manufactures scissors, shears and manicure implements.

                                      (1)

March 15, 2002

To my fellow shareholders:

         Acme United Corporation had a successful year in 2001. We reported revenue and earnings growth in a very difficult environment, and continued to build for the future.

         Net sales in 2001 were $36.2 million compared to $34.4 million in the prior year, an increase of 5%. The company reported net income in 2001 of $1.3 million versus $1.1 million in 2000, an increase of 21%. Earnings per share were $.36 in 2001 compared to $.30 in 2000.

         Pre-tax income increased 56% to $1.7 million. Cash generated from operations was approximately $2.0 million. Total debt decreased from $7.5 million in 2000 to $5.7 million in 2001. Sales per employee increased from $106,000 in 1997 to $299,000 in 2001.

         In the second half of the year, the Board, recognizing the low valuation of the company stock, authorized the repurchase of 150,000 shares. To date the company has purchased 98,254 shares.

         Acme's sales of cutting and measuring devices increased during the year. New products continued to be a cornerstone of our growth. We expanded the Tagit! family of personalized scissors, rulers, and desk top accessories, and placed these items throughout our distribution channels. We began shipping our patented carton opener with strong retail support. In November, Acme introduced the first titanium scissors to its entire customer base.

         During 2001, Acme strengthened its position in the office market with greater penetration in the superstores and wholesalers, and increased its product range at the major school supply distributors. The Company began selling to a large drug chain, and increased its sales to the mass market. All segments of the domestic and Canadian businesses grew. The English and German operations had lower sales, but were more focused on the core Acme product lines.

         Revenues in the safety category increased in the fourth quarter of 2001. Sales of latex and vinyl gloves, barrier masks, first aid kits, and germicidal wipes were higher than previous years. Acme is a key supplier of these items in the office market, and provided nearly flawless service at a time of urgency.

         We believe that Acme now provides its customers with innovative products at the world's lowest total costs. This driving force is enhanced by outstanding customer service and a sense of urgency. Our customers are responding.

         The Company's gross margins increased from 35 percent in 2000 to 38 percent in 2001 due to productivity improvements, strict attention to costs, and new product introductions. We take our costs very seriously, and strive to simplify our operations at every step. These efforts are paying off.

         Our financial strength improved in 2001. Shareholder equity increased from $7.9 million to $8.7 million during the year. We increased our book value to $2.54 per share. Our long term debt to equity reached a record low of 33%. Our working capital increased to $8.8 million.

         Acme continued to build its management team. We hired strong executives in marketing, information systems, and international finance. We recruited experienced managing directors in the U.K and Canada, and strengthened the sales team in Canada. I am very pleased to welcome these talented individuals, and look forward to building our business with them.

         On a special note, James A. Brownrigg retired as General Manager of our Canadian subsidiary after 48 years of outstanding service to Acme. Jim's dedication and tireless work ethic is an inspiration for all Acme employees. We thank him and wish him well.

         We look to 2002 with confidence as we build on the many successes of 2001. Thank you for your support.

                                            Sincerely,

                                            Walter C. Johnsen
                                            President and CEO

                                      (2)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

          Securities registered pursuant to Section 12 (b) of the Act:

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

YES  [X]      NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant had 3,410,051 shares outstanding as of March 1, 2002 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $13,981,209.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 22, 2002 incorporated into 2001 10-K, Part III.

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

Consumer

The Company manufactures and sells cutting devices, measuring instruments and safety products for school, office and home use. The Company is a major supplier of cutting devices, measuring instruments, and safety products in the United States; a marketer of scissors, shears, rulers and other office products in Canada; a supplier of scissors, shears and other office products in England; and a manufacturer of scissors and shears in Germany. In addition to local competitors in each country, the Company competes with imported products from Asia.

Independent manufacturer representatives are primarily used to sell its line of consumer products with wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers. The Company had three customers with sales to each in excess of 10% of total net sales in 2001.

A seasonal surge in revenues arises from March through July which is attributed to sales in the educational field, primarily through school supply distributors and mass market retailers. Unfilled order backlog at year end 2001 was $217,282 compared to $291,526 in 2000.

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

Employment - As of year end, the Company employed 121 persons, most of whom are full time and none are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 1931 Black Rock Turnpike, Fairfield, Connecticut in 5,700 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States, owns a facility in Germany, and leases 44,000 square feet of warehousing space in Canada and 6,000 square feet of warehousing space in England.

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

Item 3.  Legal Proceedings

The Company has been involved in certain environmental and other contingent matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While four lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2001.

                                      (5)

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                             High            Low
-------------------------------------- --------------- -----------------
Year Ended December 31, 2001
-------------------------------------- --------------- -----------------
First Quarter                               $3.95           $2.375
-------------------------------------- --------------- -----------------
Second Quarter                               3.80            2.3125
-------------------------------------- --------------- -----------------
Third Quarter                                3.50            2.85
-------------------------------------- --------------- -----------------
Fourth Quarter                               4.00            2.60
-------------------------------------- --------------- -----------------

-------------------------------------- --------------- -----------------
Year Ended December 31, 2000
-------------------------------------- --------------- -----------------
First Quarter                               $2.75           $0.9375
-------------------------------------- --------------- -----------------
Second Quarter                               3.375           1.875
-------------------------------------- --------------- -----------------
Third Quarter                                3.8125          2.875
-------------------------------------- --------------- -----------------
Fourth Quarter                               3.6875          2.125
-------------------------------------- --------------- -----------------

As of March 15, 2002 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 2001 and 2000. The Company presently intends to retain earnings to finance business improvements.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (All figures in thousands except per share data)

                                                            2001        2000         1999     1998 (A)      1997 (A)
--------------------------------------------------------------------------------------------------------------------
Net Sales                                                $36,165     $34,413      $35,857     $37,762       $34,157
--------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations                 $ 1,280     $ 1,061      $  (156)    $(2,364)      $(2,847)
--------------------------------------------------------------------------------------------------------------------
Total Assets                                             $20,173     $21,118      $20,767     $28,896       $29,327
--------------------------------------------------------------------------------------------------------------------
Long Term Debt, Less Current Portion                     $ 2,875     $ 4,925      $ 5,013     $ 6,382       $11,825
--------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations
 Per Share (Diluted)                                     $  0.36     $  0.30      $ (0.05)    $ (0.70)      $ (0.85)

(A) As restated to reflect the sale of the medical business on March 22, 1999, which is reported as discontinued operations.

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

                                      (6)

The following comments on the results of operations relate exclusively to the continuing operations of the Company's consumer business. In addition, operating results may be effected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to asset valuation allowances for accounts receivable and slow moving and obsolete inventories. Management critically evaluates the collectibility of its accounts receivable and the salability of its inventories, reducing the carrying amount of accounts receivable to net realizable value and inventories to the lower of cost or market. Management believes that asset valuation allowances for the periods presented are stated at reasonable amounts based on the best available information.

Results of Operations 2001 Compared with 2000

Net sales increased $1,752,008, or 5% in 2001 to $36,164,603 compared to $34,412,595 in 2000. Net sales in the United States increased $3,055,547 or 13% due to the increased sales in the mass market and the superstores. Foreign net sales decreased $1,303,539 or 12% primarily due to discontinuing a distribution agreement with a third party in England.

Gross profit was 38% of net sales in 2001 compared to 35% of net sales in 2000. The introduction of new products coupled with improved operating efficiencies in North America were the main reasons for the improvement.

Selling, general and administrative (SG&A) expenses were $11,367,751 in 2001 compared with $9,748,187 in 2000, an increase of $1,619,564 or 17%. Strategic advertising and the addition of key management positions were the main reasons for the increase. SG&A expenses were 31.4% of net sales compared to 28.3% in 2000. In 2001, the Company increased catalog and other product placement payments to certain significant customers. Expense relating to such payments totaled $3,083,000 in 2001 as compared to $2,492,000 in 2000. On January 1, 2002, the Company will adopt Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products which requires such amounts be classified as a reduction of sales.

Net other income was $33,547 in 2001 compared to net other expense of $406,211 in 2000. The change from 2000 is principally due to a gain on the sale of marketable equity securities of $474,551 which was offset by a loss on disposals of equipment and foreign exchange losses. In 2000, the expense related primarily to losses on the disposal of property, plant and equipment.

Interest expense decreased $136,039 in 2001 to $790,910 compared to $926,949 in 2000 due to lower borrowings and lower interest rates.

The Company's effective income tax rate increased to 25% in 2001 as compared to 3% in 2000. Please refer to Note 8. The Company expects to utilize its remaining federal and state net operating loss carryforwards in 2002. Further, the Company expects its tax rate in 2002 to approximate 38%.

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

                                      (7)

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


Liquidity and Capital Resources

The Company's working capital, current ratio and long - term debt to equity ratio follow:

                                                           2001          2000
--------------------------------------------------------------------------------

Working Capital                                        $8,760,140    $8,462,067
Current Ratio                                           2.14 to 1     2.06 to 1
Long - Term Debt to Equity Ratio                             0.33          0.62


The increase in working capital and current ratio in 2001 reflects improved operating results and asset management. Inventories decreased $1,220,000 or 12% in 2001 while the days sales outstanding (DSO) was reduced from 72 in 2000 to 67 in 2001. Net cash provided by operating activities increased to $2.0 million from $0.5 in 2000.

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. Throughout the next twelve months, the Company expects to have a minimum of $1,960,000 million outstanding under this arrangement. As such, amounts borrowed in excess of $1,960,000 million are classified as part of the current portion of long term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement (5.75% at December 31, 2001). As of December 31, 2001 the North American operations had $3,077,167 million in excess availability under the Agreement.

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

The Company, among other things, is restricted with respect to dividends, additional borrowings, investments, mergers, distributions, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company was in compliance with all covenants as of or through December 31, 2001 and believes these financial covenants will be met for the remainder of the term of the loan.

                                      (8)

Capital expenditures during 2001 were $308,062 which were, in part, financed with debt. Capital expenditures in 2002 are not expected to be material.

Cash generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2002.

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follows:
(amounts in thousands)
                                    2002       2003        2004       2005      2006     Thereafter     Total    Fair Value
                             -----------------------------------------------------------------------------------------------
Liabilities:
Notes payable                     $  464                                                               $  464        $  464
Average interest rate               9.4%                                                                 9.4%          9.4%

Long-term Debt:
  Fixed rate                      $  123     $   75      $   21     $   22    $   24         $   98    $  363        $  318
  Average interest rate             8.1%       8.0%        7.4%       7.4%      7.4%           7.4%      7.3%
  Variable rate                   $2,254     $1,970      $   10     $   10    $   10         $  635    $4,889        $4,889
  Average interest rate             5.1%       5.0%        9.8%       9.8%      9.8%           9.8%      5.7%

Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate Swap:
  Notional Amount                 $3,500     $3,500                                                    $3,500        $ (190)
  Fixed pay rate                    7.2%       7.2%
  Variable receive rate             7.0%       7.0%

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

Foreign Currency Risk:

The Company manufactures products in the United States and Germany and sources products from Asia. The United States Company buys its cutting instruments from China. Such purchases are denominated in US dollars. The Canadian and England companies buy the majority of its products from China in US dollars and are exploring ways to minimize currency risk purchasing in local currencies. Further, the Company engages in intracompany sales which are denominated in currencies other then those of the operating entity making the sale. As such, these transactions give rise to foreign currency risk. The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and German mark.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. Forward foreign exchange contracts for such transaction were not material at December 31, 2001 and 2000. The Company does not hedge intracompany sales nor does it enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible. In 2001, the Company entered into a forward foreign exchange contract and currency option agreement to hedge its U.S. denominated intercompany loan of $2.0 million to its Canadian subsidiary.

                                      (9)

Inflation

Inflation had a negligible effect on the Company's operations during 2001 and 2000. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

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

                                      (10)

Item 8.  Financial Statements and Supplementary Data


Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,  2001,  2000 and 1999

                                                              2001               2000              1999
                                                --------------------------------------------------------
Net Sales                                             $ 36,164,603       $ 34,412,595      $ 35,856,856

Costs and Expenses:
  Cost of Goods Sold                                    22,327,263         22,235,412        25,985,705
  Selling, General and Administrative Expenses          11,367,751          9,748,187         9,265,689
                                                --------------------------------------------------------
                                                        33,695,014         31,983,599        35,251,394
                                                --------------------------------------------------------

Income before Non-operating Items                        2,469,589          2,428,996           605,462
Non-operating Items:
  Interest Expense                                         790,910            926,949         1,064,239
  Other Income/(Expense)-Net                                33,547           (406,211)          275,787
                                                --------------------------------------------------------
Income (Loss) from Continuing Operations
 before Income Taxes                                     1,712,226          1,095,836          (182,990)
Income Taxes (Benefit)                                     431,822             35,211           (26,554)
                                                --------------------------------------------------------
Income (Loss) from Continuing Operations                 1,280,404          1,060,625          (156,436)
Discontinued Operations:
  Income from Discontinued Operations                            -                  -           223,840
  Gain from Sale of Discontinued Operations                      -                  -         2,101,000
                                                --------------------------------------------------------
Income from Discontinued Operations                              -                  -         2,324,840
                                                --------------------------------------------------------
Net Income                                             $ 1,280,404        $ 1,060,625       $ 2,168,404
                                                ========================================================

Earnings/(Loss) Per Share:
 Basic:
  Continuing Operations                                     $ 0.37             $ 0.30            $(0.05)
  Discontinued Operations                                        -                  -              0.69
                                                --------------------------------------------------------
    Net Income                                              $ 0.37             $ 0.30            $ 0.64
                                                ========================================================

 Diluted:
  Continuing Operations                                     $ 0.36             $ 0.30            $(0.05)
  Discontinued Operations                                        -                  -              0.69
                                                --------------------------------------------------------
    Net Income                                              $ 0.36             $ 0.30            $ 0.64
                                                ========================================================

See accompanying notes.

                                      (11)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999


                                 Outstanding                                            Accumulated Other    Retained
                                  Shares of                   Treasury  Additional Paid   Comprehensive      Earnings
                                Common Stock  Common Stock      Stock     In Capital          Loss           (Deficit)        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998        3,377,488  $ 8,706,238    $(648,000)  $ 2,232,705      $ (1,235,215)   $(4,380,484)  $ 4,675,244
Net Income                                                                                                  2,168,404     2,168,404
Translation Adjustment                                                                         (55,223)                     (55,223)
                                                                                                                        ------------
  Comprehensive Income                                                                                                    2,113,181

Payment of Accrued
 Compensation                        129,567      323,917                   (194,351)                                       129,566
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999        3,507,055    9,030,155     (648,000)    2,038,354        (1,290,438)    (2,212,080)    6,917,991
Net Income                                                                                                  1,060,625     1,060,625
Translation Adjustment                                                                         (88,590)                     (88,590)
                                                                                                                        ------------
  Comprehensive Income                                                                                                      972,035

Exercise of Stock Options              1,250        3,125                       (531)                                         2,594
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000        3,508,305    9,033,280     (648,000)    2,037,823        (1,379,028)    (1,151,455)    7,892,620
Net Income                                                                                                  1,280,404     1,280,404
Translation Adjustment                                                                         (91,321)                     (91,321)
Cumulative Effect of a
  Change in Accounting For
  Derivative Financial
  Instruments                                                                                 (104,207)                    (104,207)
Change in Fair Value of
  Derivative Financial
  Instruments                                                                                  (86,502)                     (86,502)
Income Tax Effect Relating
  to Derivative Financial
  Instruments                                                                                   69,901                       69,901
Unrealized Gains on
  Available-for-Sale
  Securities                                                                                   474,551                      474,551
Gains Reclassified Into
  Earnings From Other
  Comprehensive Income                                                                        (474,551)                    (474,551)
                                                                                                                        ------------
  Comprehensive Income                                                                                                    1,068,275

Purchase of Treasury Stock           (98,254)                 (288,996)                                                    (288,996)
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001        3,410,051  $ 9,033,280    $(936,996)  $ 2,037,823      $ (1,591,157)   $   128,949   $ 8,671,899
====================================================================================================================================

See accompanying notes.

                                      (12)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,  2001 and 2000
                                                                           2001             2000
-------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                       $    171,536     $     21,510
   Accounts receivable, less allowance                                6,438,951        5,973,324
   Inventories                                                        8,802,631       10,022,290
   Deferred income taxes                                                240,932                -
   Prepaid expenses and other current assets                            806,654          432,537
-------------------------------------------------------------------------------------------------
Total current assets                                                 16,460,704       16,449,661

Plant, Property and Equipment:
   Land                                                                 170,439          179,502
   Buildings                                                          2,071,520        2,006,927
   Machinery and equipment                                            5,609,600        6,545,424
-------------------------------------------------------------------------------------------------
Total plant, property and equipment                                   7,851,559        8,731,853
Less accumulated depreciation                                         5,592,575        5,610,250
-------------------------------------------------------------------------------------------------
Net plant, property and equipment                                     2,258,984        3,121,603
Goodwill and other, less accumulated amortization                       157,017          172,096
Other assets                                                          1,296,665        1,374,855
-------------------------------------------------------------------------------------------------
Total Assets                                                       $ 20,173,370     $ 21,118,215
=================================================================================================


LIABILITIES
-------------------------------------------------------------------------------------------------
Current Liabilities:
   Notes payable                                                   $    463,705     $    503,682
   Accounts payable                                                   2,038,524        2,259,719
   Other accrued liabilities                                          2,821,333        3,138,821
   Current portion of long-term debt                                  2,377,002        2,085,372
-------------------------------------------------------------------------------------------------
Total current liabilities                                             7,700,564        7,987,594
Deferred income taxes                                                   520,996                -
Long-term debt, less current portion                                  2,874,875        4,924,834
Other                                                                   405,036          313,167
-------------------------------------------------------------------------------------------------
Total Liabilities                                                    11,501,471       13,225,595

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 8,000,000
  shares; issued - 3,613,312 shares in 2001 and 2000,
  including Treasury                                                  9,033,280        9,033,280
Treasury Stock, at cost,  203,261 shares in 2001 and
  105,007 shares in 2000                                               (936,996)        (648,000)
Additional paid-in capital                                            2,037,823        2,037,823
Accumulated other comprehensive loss                                 (1,591,157)      (1,379,028)
Retained earnings (deficit)                                             128,949       (1,151,455)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                            8,671,899        7,892,620
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                         $ 20,173,370     $ 21,118,215
=================================================================================================

See accompanying notes.

                                      (13)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31,  2001, 2000 and 1999
                                                                             2001           2000            1999
----------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                            $ 1,280,404    $ 1,060,625     $ 2,168,404
Adjustments to reconcile net income  to net
 cash provided by operating activities
   Gain on sale of discontinued operations                                      -              -      (2,101,000)
   Depreciation                                                           566,438        589,527         950,000
   Amortization                                                           157,568        159,409          29,710
   Loss on disposals of plant, property and
    equipment                                                             333,906        374,769         240,873
   Deferred income taxes                                                  349,965              -               -
   Gain on sale of marketable equity securities                          (474,551)             -               -
   Changes in operating assets and liabilities
     Accounts receivable                                                 (465,627)       742,891       1,004,551
     Inventories                                                        1,219,659     (1,706,739)      1,648,394
     Prepaid expenses and other current assets                           (374,117)       (60,816)        (84,239)
     Other assets                                                          93,269       (155,929)         74,254
     Accounts payable                                                    (221,195)      (503,553)     (1,659,043)
     Other accrued liabilities                                           (416,329)         6,506      (1,776,461)
-----------------------------------------------------------------------------------------------------------------
Total adjustments                                                         768,986       (553,936)     (1,672,961)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               2,049,390        506,689         495,443
-----------------------------------------------------------------------------------------------------------------
Investing activities:
Capital expenditures                                                     (308,062)      (456,823)       (459,707)
Proceeds from sales of plant, property and equipment                      139,987        311,179         384,432
Proceeds from sale of medical division                                          -              -       8,156,000
Proceeds from sale of marketable equity securities                        474,551              -               -
-----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                          306,476       (145,645)      8,080,725
-----------------------------------------------------------------------------------------------------------------
Financing activities:
Net (repayments) borrowings on notes payable                           (1,721,293)       326,135      (8,031,802)
Borrowings of long term debt                                                    -      1,025,000       2,500,000
Payments of long term debt                                                (77,013)    (1,462,951)     (2,940,480)
Debt issuance costs                                                       (27,217)      (230,190)              -
Purchases of 98,254 shares of Common Stock for treasury                  (288,996)             -               -
Exercise of stock options                                                       -          2,594               -
-----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                  (2,114,519)      (339,412)     (8,472,282)
Effect of exchange rate changes                                           (91,321)       (88,590)        (55,223)
-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                   150,026        (66,958)         48,663
Cash and cash equivalents at beginning of year                             21,510         88,468          39,805
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   171,536    $    21,510     $    88,468
=================================================================================================================

See accompanying notes.

                                      (14)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Continuing Operations

The continuing operations of Acme United Corporation (the Company) consist of a single reportable "consumer" segment. The consumer segment operates in the United States, Canada, England and Germany. Principal consumer segment products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers. Continuous credit evaluations are made of customers; collateral is not required. Allowances for credit losses are provided and have been within management's expectations. Three customers aggregate approximately 43% of net sales for 2001, and two customers aggregate approximately 30% and 26% of net sales in 2000 and 1999, respectively. The Company sources supply for most of its cutting instruments from China.

2.  Discontinued Operations

On March 22, 1999 the Company sold its medical business, including customer lists, inventory, and certain equipment for cash of approximately $8,156,000 realizing a gain of $2,101,000. The consolidated statements of operations for 1999 reflect the discontinuance of the medical business segment. Substantially all assets of the medical business segments were disposed of at December 31, 1999.

The condensed statements of operations relating to the medical business for the year ended December 31, 1999 follow:


Net sales                                                         $ 5,536,000
Costs and expenses                                                  5,312,160
------------------------------------------------------------------------------
Income from operations (A)                                        $   223,840
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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses) which are included in other income (expense) were $(153,000) in 2001, $(8,000) in 2000 and $215,000 in 1999.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $209,508 in 2001 and $178,227 in 2000.

                                      (15)

Inventories - Inventories are stated at the lower of cost determined by the first in, first out method or market.

Plant, Property and Equipment and Depreciation - Plant, property and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. In 2000 and in connection with continued expansion of sourcing of production to facilities outside the United States, the Company disposed of certain equipment no longer in use at a loss of $343,138 and segregated other equipment for transfer and installation in the foreign production facilities. The Company temporarily suspended depreciation on the equipment segregated. Depreciation thereon resumed when the equipment was placed in service in January, 2001. Had depreciation continued in 2000, depreciation expense would have been higher by approximately $200,000 during 2000.

Goodwill - Goodwill represents the excess of the cost of investments in businesses acquired over the net asset values at acquisition. Goodwill is being amortized by the straight line method over periods up to 40 years. Accumulated amortization aggregated $345,651 and $326,434 at December 31, 2001 and 2000, respectively. See Note 16.

Deferred Debt Costs - Deferred Debt Costs are being amortized over the term of the related debt.

Asset Impairments - The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, as well as their estimated useful lives, when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition - The Company recognizes revenue upon shipment of its products to its customers.

Research and Development - Research and development costs ($147,115 in 2001, $46,368 in 2000 and $18,688 in 1999) are charged to operations as incurred.

Shipping and Handling Costs - Shipping and handling costs ($1,189,930 in 2001, $1,117,645 in 2000, and $1,547,365 in 1999) are included in selling, general and administrative expenses.

Derivatives - As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June, 1999 and June 2000, respectively (collectively referred to as Statement
133).

As a result of adopting Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts, foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of applicable deferred income taxes. Changes in fair values of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.

The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $104,207.

                                      (16)

Prior to January 1, 2001, the Company also used interest rate swap contracts for hedging purposes. Unrealized gains or losses on interest rate swap contracts were not recognized in operations. For all periods presented, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense.

Foreign currency forward contracts were minimal prior to January 1, 2001.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  Inventories

Inventories consist of:

                                                   2001            2000
------------------------------------------------------------------------
Finished goods                              $ 6,553,210     $ 7,979,629
Work in process                                 404,103         493,169
Materials and supplies                        1,845,318       1,549,492
------------------------------------------------------------------------
                                            $ 8,802,631     $10,022,290
========================================================================

5.  Other Assets

Other assets consist of:

                                                   2001            2000
------------------------------------------------------------------------
Prepaid pension costs                       $ 1,158,314     $ 1,136,324
Deferred debt costs and other                   138,351         238,501
------------------------------------------------------------------------
                                            $ 1,296,665     $ 1,374,855
========================================================================

6.  Other Accrued Liabilities

Other accrued liabilities consist of:

                                                   2001            2000
------------------------------------------------------------------------
Vendor rebates and other                    $ 2,088,616     $ 1,584,028
Other                                           732,717       1,554,793
------------------------------------------------------------------------
                                            $ 2,821,333     $ 3,138,821
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

At December 31, 2001 and 2000, plan assets include 30,000 shares of the Company's Common Stock having a market value of $117,000 and $84,390 at those dates, respectively.

                                      (17)

Other disclosures related to the pension plan follow:

                                                         2001            2000
------------------------------------------------------------------------------
Changes in benefit obligation
Benefit obligation at beginning of year           $(4,398,446)    $(4,855,049)
Interest cost                                        (319,163)       (326,614)
Service cost                                          (35,000)        (35,000)
Amendments                                           (131,640)              -
Settlement                                            793,165               -
Actuarial (loss) gain                                 (47,895)        284,387
Benefits and plan expenses paid                       491,017         533,830
------------------------------------------------------------------------------
Benefit obligation at end of year                  (3,647,962)     (4,398,446)
------------------------------------------------------------------------------

Changes in plan assets
Fair value of plan assets at beginning of year      5,961,279       6,188,518
Actual return on plan assets                         (464,582)        306,591
Settlement                                           (793,165)              -
Benefits and plan expenses paid                      (491,017)       (533,830)
------------------------------------------------------------------------------
Fair value of plan assets at end of year            4,212,515       5,961,279
------------------------------------------------------------------------------
Funded status                                         564,553       1,562,833
Unrecognized actuarial loss (gain)                    470,897        (426,509)
Unrecognized prior service cost                       122,864               -
------------------------------------------------------------------------------
Prepaid benefit costs                             $ 1,158,314     $ 1,136,324
==============================================================================


                                           2001            2000            1999
--------------------------------------------------------------------------------
Assumptions:
  Discount rate                           7.25%           7.25%           7.75%
  Expected return on plan assets          8.50%           8.50%           8.50%
--------------------------------------------------------------------------------
Components of net pension income:
Interest cost                        $  319,163      $  326,614      $  338,481
Service cost                             35,000          35,000          25,000
Expected return on plan assets         (487,315)       (506,418)       (476,336)
Amortization of prior service cost        8,776               -               -
Amortization of actuarial gain                -         (11,125)              -
Settlement loss                         102,386               -               -
--------------------------------------------------------------------------------
                                     $  (21,990)     $ (155,929)     $ (112,855)
================================================================================


In 2001, the pension plan made settlement distributions of $793,165 to certain plan beneficiaries. Such payments resulted in a $102,386 settlement loss.

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee and have amounted to 2% of eligible employee earnings and a 50% match up to the first 2% of employee contributions. Total contribution expense under this plan approximated $51,000, $42,000, and $51,000 for 2001, 2000 and 1999, respectively.

                                      (18)

8.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                        2001            2000            1999
-----------------------------------------------------------------------------
Current:
  Federal                          $  31,708        $ 23,500       $       -
  State                               50,213          11,500         (27,059)
  Foreign                                (64)            211             505
-----------------------------------------------------------------------------
                                   $  81,857        $ 35,211       $ (26,554)
-----------------------------------------------------------------------------

Deferred:
  Federal                          $ 300,887        $      -       $       -
  State                               49,078               -               -
  Foreign                                  -               -               -
-----------------------------------------------------------------------------
                                     349,965               -               -
-----------------------------------------------------------------------------
Total                              $ 431,822        $ 35,211       $ (26,554)
=============================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's manufacturing plants are located.

A summary of United States and foreign income (loss) before income taxes from continuing operations follows:

                                        2001            2000            1999
-----------------------------------------------------------------------------
United States                    $ 2,269,128     $ 1,452,272       $ (61,829)
Foreign                             (556,902)       (356,436)       (121,161)
-----------------------------------------------------------------------------
                                 $ 1,712,226     $ 1,095,836      $ (182,990)
=============================================================================

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in continuing operations.

                                        2001            2000            1999
-----------------------------------------------------------------------------
Federal income
  taxes (benefit) at
  34% statutory rate               $ 582,157       $ 372,584       $ (62,217)
State and local
  taxes, net of
  federal income
  tax effect                          70,528          70,443         (50,587)
Foreign rate differential             16,373          (9,571)          1,332
Changes in foreign
  statutory tax rate                       -         688,303               -
Deferred income
  tax asset valuation
  allowance                         (413,274)     (1,023,325)       (334,172)
Foreign permanent
  differences                         94,765         (69,507)        354,249
Other                                 81,273           6,284          64,841
-----------------------------------------------------------------------------
Provision (benefit)
  for income taxes                 $ 431,822       $  35,211       $ (26,554)
=============================================================================

                                      (19)

Income taxes paid, net of refunds received, were $11,341 in 2001, $69,754 in 2000 and $45,871 in 1999.

                                        2001            2000
-------------------------------------------------------------
Deferred income tax liabilities:
Plant, property and equipment    $   150,594      $  245,411
Pension                              416,398         419,698
-------------------------------------------------------------
                                     566,992         665,109

Deferred income tax assets:
Asset valuations                     125,982         280,880
Financial instruments                 69,901               -
Operating loss
  carryforwards and credits        1,569,697       2,278,549
Other                                 74,014          71,620
-------------------------------------------------------------
                                   1,839,594       2,631,049
-------------------------------------------------------------
Net deferred income tax asset
  before valuation a1lowance       1,272,602       1,965,940

Valuation allowance               (1,552,666)     (1,965,940)
-------------------------------------------------------------
Net deferred income
  tax liability                  $  (280,064)     $        -
=============================================================

The Company provides deferred income taxes on foreign subsidiary earnings which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $1,258,000 and $1,236,000 are considered permanently reinvested as of December 31, 2001 and 2000, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

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

At December 31, 2001, the Company has tax operating loss carryforwards aggregating $4,423,000, which relate primarily to foreign income taxes. Carryforwards applicable to Germany and England of $3,876,549 can be carried forward indefinitely; carryforwards applicable to Canada of $430,317 expire from 2005 - 2007.

                                      (20)

9.  Debt

The Company has short term lines of credit for its foreign subsidiaries which expire at various times in 2002. The aggregate amount available under these lines is $581,145 of which $463,705 is outstanding at December 31, 2001 and bears interest at rates ranging from local prime to local prime plus 4%. The weighted average interest rate for outstanding borrowings was 9.4% at December 31, 2001 and 10.2% at December 31, 2000.

Long term debt consists of:
                                                          2001          2000
-----------------------------------------------------------------------------
Notes payable:
  North American arrangements                       $4,889,035    $6,321,325
  Other                                                362,842       688,881
-----------------------------------------------------------------------------
                                                     5,251,877     7,010,206
Less current portion                                 2,377,002     2,085,372
-----------------------------------------------------------------------------
                                                    $2,874,875    $4,924,834
=============================================================================

On January 19, 2000, the Company entered into a loan agreement (the Agreement) with a bank to refinance debt. Under the Agreement the Company may borrow up to $11,500,000 through January 19, 2003 (the maturity date) based on a formula which applies specific percentages to balances of accounts receivable and inventories. At December 31, 2001, $4,078,500 is outstanding and $3,077,167 is available under the Agreement. Throughout 2002, the Company expects to have a minimum of $1,960,000 outstanding under this arrangement. As such, amounts borrowed in excess of $1,960,000 are classified as part of the current portion of long term debt. Under the Agreement, the Company borrowed an additional $325,000 which is payable in monthly installments of $5,417, plus interest, through November 1, 2002 and a final installment of $65,822, plus interest, due December 1, 2002. Amounts outstanding under the Agreement bear interest at varying rates as provided for in the Agreement (5.75% at December 31, 2001 and 10.5% at December 31, 2000).

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

Current maturities of long term debt follow: 2002 - $2,377,002; 2003 - $2,044,629; 2004 - $30,952; 2005 - $32,436 and 2006 - $33,920.

The interest rates of the other notes payable range from 7.40% to 8.25%.

Interest paid was $762,855 in 2001, $822,399 in 2000 and $1,117,048 in 1999.

10.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $170,111 in 2001, $203,135 in 2000 and $461,396 in 1999. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2001 follow: 2002 - $151,693; 2003 - $124,339;
2004 - $111,223; 2005 - $51,930; 2006 - $782 and thereafter - $782.

                                      (21)

The Company has been involved in certain environmental and other contingent matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While four lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in the aggregate.

11.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                               2001        2000        1999
----------------------------------------------------------------------------

United States                              $ 26,511    $ 23,455    $ 25,201
Canada                                        5,511       5,402       5,428
England                                       1,986       3,184       2,177
Germany                                       2,157       2,372       3,051
---------------------------------------------------------------------------
                                           $ 36,165    $ 34,413    $ 35,857
============================================================================

Long-lived assets by geographic area follow (000's omitted):

                                               2001        2000        1999
----------------------------------------------------------------------------

United States                               $ 1,446     $ 2,114     $ 2,506
Canada                                           67          87          79
England                                           6          22          32
Germany                                         740         899       1,369
----------------------------------------------------------------------------
                                            $ 2,259     $ 3,122     $ 3,986
============================================================================

12.  Stock Option Plans

The Company has a stock option plan which provides incentive and nonqualified stock options for up to 790,000 shares, including options for 120,000 shares authorized in 2001, of the Company's Common Stock to officers and key employees (the Employee's Plan). The Employee's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. Generally, options granted under the Employee's Plan prior to June 24, 1996 vested immediately or within a year; after June 24, 1996, 25% of options granted vest immediately with the balance vesting over the next three years. The term of options issued cannot exceed 10 years from the date of grant.

The Company also has a stock option plan which provides nonqualified stock options for up to 160,000 shares, including options for 40,000 shares authorized in 2001, of the Company's Common Stock to non-salaried directors (the Director's
Plan). The original Director's Plan, as approved at the 1996 Annual Meeting, granted 10,000 options to new directors elected to the Board at the 1996 Annual Meeting and for subsequent Annual Meetings which vested one year after the grant date. The Director's Plan was amended in 1997 to grant 10,000 options to directors elected at the 1997 Annual Meeting who were first elected prior to the 1996 Annual Meeting which vested immediately. The Director's Plan was amended again in 1998 to grant 2,500 options to each director re-elected to the Board at the annual meeting. These options vest immediately. During 2001, an additional 5,000 options were granted to each director. The Director's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair value at the date of grant.

                                      (22)

A summary of changes in options issued under the Company's two stock option plans follows:

                                            2001           2000           1999
-------------------------------------------------------------------------------

Options outstanding  at the
  beginning of the year                  640,350        471,325        376,550
Options granted                          232,000        187,900        174,000
Options canceled                         (42,500)       (17,625)       (79,225)
Options exercised                              -         (1,250)             -
-------------------------------------------------------------------------------
Options outstanding at
  the end of the year                    829,850        640,350        471,325
===============================================================================
Options exercisable at the
  end of the year                        535,650        436,125        340,694
===============================================================================
Common Stock available for
  future grants at the end of
  the year                                21,025         50,525         70,800
===============================================================================
Average price of options:
  Granted                                 $ 2.97         $ 2.47         $ 2.12
  Canceled                                $ 4.09         $ 2.72         $ 1.88
  Exercised                               $    -         $ 2.08         $    -
  Outstanding                             $ 3.16         $ 3.30         $ 3.65
  Exercisable                             $ 3.41         $ 3.70         $ 3.95


A summary of options outstanding at December 31, 2001  follows:


       Options Outstanding                                                              Options Exercisable
-------------------------------------------------------------------------------     ----------------------------
                                                    Weighted-
                                                     Average                                          Weighted-
                                                    Remaining       Weighted-                          Average
                                         Number    Contractual       Average                Number    Exercise
Range of Exercise Prices              Outstanding  Life (Years)  Exercise Price          Exercisable    Price
-------------------------------------------------------------------------------     ----------------------------
$1.25 to $2.49                           260,400         8             2.12                 163,950     2.12
$2.50 to $3.65                           377,450         8             3.15                 179,700     3.30
$3.66 to $5.00                           110,500         5             3.85                 110,500     3.85
$5.01 to $7.25                            81,500         7             5.65                  81,500     5.65
-------------------------------------------------                                     --------------
                                         829,850                                            535,650
                                   ==============                                     ==============

The weighted average remaining contractual life of outstanding stock options is 7 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2001, 2000 and 1999.

If compensation expense for the Company's stock option plans had been determined using the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, the Company would have reported net income of $1,049,014 ($0.29 a share) for 2001, net income of $878,070 ($.25 a share) for 2000 and a net income of $2,056,538 ($.61 a share) for 1999.

                                      (23)

The weighted average fair value at the date of grant for options granted during 2001, 2000 and 1999 is $1.57, $1.44 and $.75 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                   --------------------------------------------
                                            2001           2000           1999
                                   --------------------------------------------
Expected Life in Years                         5              5              5
Interest Rate                              3.00%          4.98%          5.67%
Volatility                                 0.585          0.618          0.273
Dividend Yield                                0%             0%             0%

13.  Earnings Per Share

The calculations of earnings per share follow:

                                                                   2001           2000         1999
----------------------------------------------------------------------------------------------------
Numerator:
Income (loss) from continuing operations                    $ 1,280,404    $ 1,060,625   $ (156,436)
                                                          ==========================================

Denominator:
Denominator for basic earnings (loss) per share
  Weighted average shares outstanding                         3,487,658      3,507,326    3,390,977
Effect of dilutive employee stock options                       107,952         61,217            -
                                                          ------------------------------------------
Denominator for diluted earnings (loss) per share             3,595,610      3,568,543    3,390,977
                                                          ==========================================
Basic earnings (loss) per share                                  $ 0.37         $ 0.30      $ (0.05)
                                                          ==========================================
Diluted earnings (loss) per share                                $ 0.36         $ 0.30      $ (0.05)
                                                          ==========================================

The effects of the weighted average number of stock options outstanding were anti dilutive in 1999 and have been excluded from the dilutive per share calculations. For 2001 and 2000, 721,898 and 579,133 stock options, respectively, were excluded from diluted earnings per share calculations because they would have been anti dilutive.

                                      (24)

14.      Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

                                                                              Derivative       Unrealized Gain
                                                              Translation     Financial        on Available-for
                                                               Adjustment     Instrument       Sale Securities        Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $ (1,235,215)                                     $ (1,235,215)
Translation adjustment                                            (55,223)                                          (55,223)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                   (1,290,438)                                       (1,290,438)
Translation adjustment                                            (88,590)                                          (88,590)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                   (1,379,028)                                       (1,379,028)
Cumulative effect of a change in accounting for
  derivative financial instruments                                            $ (104,207)                          (104,207)
Change in fair value of derivative financial
  instruments                                                                    (86,502)                           (86,502)
Income tax effect relating to derivative financial
  instruments                                                                     69,901                             69,901
Unrealized gains on available-for-sale securities                                                  $ 474,551        474,551
Gains reclassified into earnings from other
  comprehensive income                                                                              (474,551)      (474,551)
Translation adjustment                                            (91,321)                                          (91,321)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 $ (1,470,349)    $ (120,808)          $       -   $ (1,591,157)
============================================================================================================================

In 2001, the Company exercised stock warrants which were received as part of the consideration from the sale of its medical business. The common stock received as a result of this exercise was subsequently sold for a $474,551 gain.

15.  Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long and short term debt: The carrying amounts of the Company's borrowings under its short term notes payable and revolving credit arrangements approximate their fair value. The fair values of the Company's long term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Foreign exchange contracts and interest rate swaps: The fair values of the Company's foreign currency contracts and interest rate swaps are estimated based on dealer quotes.

                                      (25)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (000's omitted):

                                          2001                      2000
                              --------------------------------------------------
                                Carrying       Fair       Carrying        Fair
                                 Amount       Value        Amount        Value
                              --------------------------------------------------

Cash and cash equivalent           $ 172      $ 172           $ 22        $ 22
Accounts receivable                6,439      6,439          5,973       5,973
Accounts payable                  (2,039)    (2,039)        (2,260)     (2,260)
Short-term notes payable            (464)      (464)          (504)       (504)
Long-term debt                    (5,252)    (5,207)        (7,010)     (6,979)
Interest rate swap obligation       (190)      (190)             -        (104)
Foreign exchange contracts            24         24              -           -


Derivative Financial Instruments

Derivative financial instruments consist of interest rate swaps and foreign exchange contracts. The Company uses such derivatives for fair value or cash flow hedging purposes as part of its risk management strategy. Following is a summary of the Company's risk management strategies and the effect of them on the Company's consolidated financial statements.

Fair Value Hedging Strategy

At times, the Company utilizes forward foreign exchange contracts to hedge certain firm commitments with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. Forward foreign exchange contracts held for such transaction at December 31, 2001 and 2000 were not material.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible. In 2001, the Company entered into a forward foreign exchange contract and currency option agreements to hedge its U.S. denominated intercompany loan of $2.0 million to its Canadian subsidiary.

Ineffective portions of fair value hedges were not material in 2001.

Cash Flow Hedging Strategy

In 2000, the Company entered into interest-rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis through January 19, 2003, the loan maturity date, thus reducing the impact of interest-rate changes on future income.

During 2001 and 2000, the Company recognized expense of $95,471 and $4,875 respectively, related to the net amounts paid and accrued on interest rate swaps, which are included in interest expense in each year's respective consolidated statements of income. There was no ineffectiveness in 2001 relating to the interest rate swap.

16. New Accounting Standards

In April 2001, the Emerging Issues Task Force issued consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25), which concludes that consideration paid by a Company to a reseller of its product is presumed to be a reduction of the selling price of the Company's product and, therefore, should be characterized as a reduction of revenue when recognized in the Company's income statement. The presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, an identifiable benefit is or will be received from the reseller in return for the consideration and that the company can reasonably estimate the fair value of that benefit. The adoption of EITF 00-25 will have no effect on net income. Selling, general and administrative expenses in the accompanying financial statements include $3,083,000, $2,492,000 and $1,837,000 for 2001, 2000, and 1999, respectively, of consideration paid to retailers. Such consideration will be classified as a reduction of sales when the provisions of EITF 00-25 are applied as required, effective January 1, 2002, for the applicable periods presented.

                                      (26)

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Under the latter new statement, goodwill (and other intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will be amortized over their useful lives.

The Company will apply the provisions of Statement No. 142 to existing goodwill and other intangible assets beginning January 1, 2002 and those of Statement No. 141 to all future acquisitions. No impairment will result from the initial adoption of Statement No. 142. Further, had Statement No. 142 been in effect as of the beginning of 2001, amortization expense would have been reduced by $19,217, increasing net income the same amount.

17.  Quarterly Data (unaudited)

                                        Quarters ($000's omitted)

2001                                     First       Second        Third        Fourth        Total
----------------------------------------------------------------------------------------------------
Net Sales                              $ 7,950     $ 10,642      $ 9,014       $ 8,558     $ 36,164
----------------------------------------------------------------------------------------------------
Cost of Goods Sold                       5,114        6,575        5,543         5,095       22,327
----------------------------------------------------------------------------------------------------
Net Income                                 230          465          405           180        1,280
----------------------------------------------------------------------------------------------------
Basic earnings per share                  0.07         0.13         0.12          0.07         0.37
Diluted earnings per share                0.06         0.13         0.11          0.06         0.36


2000
----------------------------------------------------------------------------------------------------
Net Sales                              $ 8,041     $ 10,201      $ 8,760       $ 7,411     $ 34,413
----------------------------------------------------------------------------------------------------
Cost of Goods Sold                       5,222        6,785        5,612         4,616       22,235
----------------------------------------------------------------------------------------------------
Net Income                                 207          414          302           138        1,061
----------------------------------------------------------------------------------------------------
Basic and Diluted
  earnings per share                      0.06         0.12         0.09          0.04         0.30

As a result in an unexpected increase in sales in the US in the fourth quarter of 2001, the Company recorded a charge in estimate in its effective tax rate resulting in a change of income taxes of $338,000.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

                                      (27)

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/Ernst & Young LLP

Hartford, Connecticut
February 27, 2002

                                      (28)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2001.

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

Name                         Age     Position Held with Company
-------------------------- ------- ---------------------------------------------

Walter C. Johnsen            51      President, Chief Executive Officer and
                                       Director
Gary D. Penisten             70      Chairman of the Board and Director
Brian S. Olschan             45      Executive Vice President, Chief Operating
                                       Officer and Director
Ronald P. Davanzo            39      Vice President, Chief Financial Officer,
                                       Secretary and Treasurer
George R. Dunbar             78      Director
Richmond Y. Holden, Jr.      48      Director
Wayne R. Moore               70      Director
Stevenson E. Ward III        57      Director

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

Ronald P. Davanzo has served as Vice President and Chief Financial Officer, Secretary and Treasurer since March 18, 1999. Prior to that he was Vice President-International since April 27, 1998. Mr. Davanzo joined Acme on May 19, 1997. From 1985 to 1997 he served in several increasingly responsible positions in Sterling Drug, Inc., Eastman Kodak, and Sanofi S.A. In his final position before joining Acme he was Director of Finance for Sanofi's Oscar de la Renta fragrance business.

                                      (29)

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

Wayne R. Moore has served as director since 1976. He is presently Chairman Emeritus of Producto Corp., manufacturer of machine tools, special machines, and tool die and mold components. He was Chairman of the Board of The Producto Machine Company and of Moore Tool Company, manufacturer of machine tools, measuring machines and metrology products. Mr. Moore was Chairman of the Association for Manufacturing Technology/U.S. Machine Tool Builders (1985-1986) and Committee Member of U.S. Eximbank (1984). He is a Trustee of the American Precision Museum and on the Board of advisors of the Fairfield University School of Engineering.

Stevenson E. Ward III has served as director since 2001. He is presently Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. From 1999 thru 2000, Mr. Ward served as Senior Vice President - Administration of Sanofi-Synthelabo, Inc. He also served as Executive Vice President (1996 -
1999) and Chief Financial Officer (1994 - 1995) of Sanofi, Inc. and Vice President, Pharmaceutical Group, Sterling Winthrop, Inc. (1992 - 1994). Prior to joining Sterling he was employed by General Electric.

Item 11.  Executive Compensation

          (Refer to Proxy Statement pages 6-10)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Refer to Proxy Statement pages 1-2)

Item 13.  Certain Relationships and Related Transactions

          (None)

                                      (30)

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  Documents filed as part of this report:

       1.  Financial Statements
                                                                         Page(s)
            Consolidated Balance Sheets                                     13
            Consolidated Statements of Operations                           11
            Consolidated Statements of Changes in Stockholders' Equity      12
            Consolidated Statements of Cash Flows                           14
            Notes to Consolidated Financial Statements                      15
            Report of Ernst & Young LLP, Independent Auditors               28

       2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts                 32

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

       3. Exhibits
          Exhibit 21 - Parents and Subsidiaries                             33
          Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors   33

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

  (b) No Form 8-K was filed by the Company during the quarter ended December 31, 2001.

                                      (31)

SCHEDULE II
Acme United Corporation and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS For the years ended December 31, 2001, 2000 and 1999


                                                  Balance at     Charged to                  Balance at
                                                 Beginning of    Costs and                     End of
                                                    Period        Expenses     Deductions      Period
-------------------------------------------------------------------------------------------------------
2001
Allowance for doubtful accounts                   $  178,227     $ 106,557    $   75,276    $  209,508
Deferred income tax valuation allowance            1,965,940             -       413,274     1,552,666
-------------------------------------------------------------------------------------------------------
2000
Allowance for doubtful accounts                      125,862       235,595       183,230       178,227
Deferred income tax valuation allowance            2,989,265             -     1,023,325     1,965,940
-------------------------------------------------------------------------------------------------------
1999
Allowance for doubtful accounts                      195,325        64,944       134,107       125,862
Deferred income tax valuation allowance            4,201,344             -     1,212,079     2,989,265
-------------------------------------------------------------------------------------------------------

                                      (32)

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

Only Acme United Limited (Canada), Acme United, Ltd. (England) and Emil Schlemper GmbH (Germany) are active and included in the consolidated financial statements.

EXHIBIT 23


               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918, 333-26737, and 333-70346) pertaining to the
Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505, 333-26739, and 333-70348) pertaining to the Acme United Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated February 27, 2002, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2001.


                                                /s/ Ernst & Young LLP
Hartford, Connecticut
March 20, 2002

                                      (33)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2002.


ACME UNITED CORPORATION
(Registrant)

Signatures                              Titles

s/ Walter C. Johnsen
------------------------------
Walter C. Johnsen                       President, Chief Executive Officer
                                        and Director

s/ Gary D. Penisten
------------------------------
Gary D. Penisten                        Chairman of the Board and Director

s/ Brian S. Olschan
------------------------------
Brian S. Olschan                        Executive Vice President, Chief
                                        Operating Officer and Director

s/ Ronald P. Davanzo
------------------------------
Ronald P. Davanzo                       Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

s/ George R. Dunbar
------------------------------
George R. Dunbar                        Director

s/ Richmond Y. Holden, Jr.
------------------------------
Richmond Y. Holden, Jr.                 Director

s/ Wayne R. Moore
------------------------------
Wayne R. Moore                          Director

s/ Stevenson E. Ward III
------------------------------
Stevenson E. Ward III                   Director

                                      (34)