Form 10-Q
period 2002-03-31
ACME UNITED CORP
filed 2002-05-15
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Registrant had 3,410,051 shares outstanding as of April 16, 2002 of its $2.50 par value Common Stock.

                                      (1)

                             ACME UNITED CORPORATION

                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Condensed Consolidated Balance Sheets......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income (Loss).........................   5
               Condensed Consolidated Statements of Cash Flows............   6
               Notes to Condensed Consolidated Financial Statements.......   7
     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings............................................  11
     Item 2. Changes in Securities........................................  11
     Item 3. Defaults Upon Senior Securities..............................  11
     Item 4. Submission of Matters to a Vote of Security Holders..........  11
     Item 5. Other Information............................................  11
     Item 6. Exhibits and Reports on Form 8-K.............................  11
     Signatures...........................................................  12

                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       March 31     December 31
                                                         2002          2001
                                                   ------------     -----------

ASSETS
Current assets:
  Cash and cash equivalents                             $   127         $   172
  Accounts receivable, less allowance                     7,278           6,439
  Inventories:
     Finished goods                                       6,386           6,554
     Work in process                                        678             404
     Raw materials and supplies                           1,284           1,845
                                                        -------         -------
                                                          8,348           8,803
  Prepaid expenses and other current assets                 964             807
  Deferred income taxes                                     241             241
                                                        -------         -------
          Total current assets                           16,958          16,462
                                                        -------         -------
Property, plant and equipment:
  Land                                                      167             170
  Buildings                                               2,052           2,072
  Machinery and equipment                                 5,610           5,610
                                                        -------         -------
                                                          7,829           7,852
  Less accumulated depreciation                           5,562           5,594
                                                        -------         -------
                                                          2,267           2,258
Other assets                                              1,263           1,296
Goodwill                                                    156             157
                                                        -------         -------
            Total assets                                $20,644         $20,173
                                                        =======         =======

            See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       March 31     December 31
                                                         2002          2001
                                                   ------------     -----------

LIABILITIES

Current liabilities:
  Notes payable                                        $    437        $    464
  Accounts payable                                        1,506           2,038
  Other accrued liabilities                               2,556           2,821
  Current portion of long term debt                       6,151           2,377
                                                       --------        --------
      Total current liabilities                          10,650           7,700
  Long term debt, less current portion                      283           2,875
  Deferred income taxes                                     540             521
  Other                                                     382             405
                                                       --------        --------
       Total liabilities                                 11,855          11,501
                                                       --------        --------

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                              9,033           9,033
  Treasury stock, at cost-203,261 shares                   (937)           (937)
  Additional paid-in capital                              2,038           2,038
  Retained earnings                                         251             129
  Accumulated other comprehensive loss:
    Translation adjustment                               (1,506)         (1,470)
    Derivative financial instrument losses                  (90)           (121)
                                                       --------        --------
      Total stockholders' equity                          8,789           8,672
                                                       --------        --------
        Total liabilities and stockholders' equity     $ 20,644        $ 20,173
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

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            2002         2001
                                                         ---------    ---------
Net sales                                                  $ 6,754      $ 7,313

Costs and expenses:
  Cost of goods sold                                         4,612        5,114
  Selling, general and administrative expenses               1,943        1,775
                                                           -------      -------
                                                             6,555        6,889
                                                           -------      -------

Income before non operating items                              199          424
Non operating items:
  Interest expense                                             146          203
  Other income                                                  84           21
                                                           -------      -------
Income before income taxes                                     137          242
Income taxes                                                    15           12
                                                           -------      -------
Net income                                                     122          230
Other comprehensive (expense) income -
  Foreign currency translation                                 (36)         (96)
  Cumulative effect of change in accounting for
    derivative financial instruments                             -         (104)
  Change in fair value of derivative financial instrument,
    less deferred income taxes of $19 in 2002                   31          (58)
                                                           -------      -------
Comprehensive income (loss)                                $   117      $   (28)
                                                           =======      =======
Basic earnings per share                                   $  0.03      $  0.07
                                                           =======      =======
Diluted earnings per share                                 $  0.03      $  0.06
                                                           =======      =======

Weighted average number of common shares outstanding-
  denominator used for basic per share computations          3,410        3,508
Weighted average number of dilutive stock options
  outstanding                                                  202           65
                                                           -------      -------
Denominator used for diluted per share computations          3,612        3,573
                                                           =======      =======

            See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (all amounts in thousands of dollars)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            2002         2001
                                                         ---------    ---------
Operating Activities:
  Net income                                               $   122      $   230
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                           125          115
        Amortization                                            34           33
        Changes in operating assets and liabilities:
          Accounts receivable                                 (839)        (950)
          Inventories                                          455          879
          Prepaid expenses and other current assets           (157)        (695)
          Other assets                                           -           (8)
          Accounts payable                                    (532)         (17)
          Other accrued liabilities                           (382)         (89)
                                                           -------      -------
          Total adjustments                                 (1,296)        (732)
                                                           -------      -------
        Net cash used by operating activities               (1,174)        (502)
                                                           -------      -------

Investing Activities:
  Capital expenditures                                         (54)         (16)
                                                           -------      -------
        Net cash used by investing activities                  (54)         (16)
                                                           -------      -------

Financing Activities:
  Net short term borrowings                                  1,248          662
  Payments of long term debt                                   (29)         (19)
  Debt issuance costs                                            -           (2)
                                                           -------      -------
        Net cash provided by financing activities            1,219          641
                                                           -------      -------

Effect of exchange rate changes                                (36)         (96)
                                                           -------      -------
Net change in cash and cash equivalents                        (45)          27

Cash and cash equivalents at beginning of period               172           22
                                                           -------      -------
Cash and cash equivalents at end of period                 $   127      $    49
                                                           =======      =======

            See notes to condensed consolidated financial statements.

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (Unaudited)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for such disclosures. The condensed consolidated balance sheet as of December 31, 2001 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified certain amounts in prior periods to conform to the current presentation.

Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While three lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

Note 3 -- Subsequent Event

During the second quarter of 2002, the Company initiated liquidation procedures for Acme United Limited (AUL), a subsidiary located in the United Kingdom. For the year ended December 31, 2001, AUL recorded a net loss of $495,000 on net sales of $2.0 million, representing a sales decline of approximately $1.2 million or 38% from the prior year. During the first quarter of 2002, AUL recorded a net loss of approximately $100,000 on net sales of $256,000 representing a sales decline of $456,000 or 64% from the prior year. The Company estimates that the restructuring charges and other operating losses associated with the liquidation of AUL will be approximately $600,000 for 2002. Such losses should be more than offset by tax benefits in the United States for the same period.

Note 4 -- New Accounting Standards

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2002. Had Statement No. 142 been in effect as of the beginning of 2001, amortization expense for the period ended March 31, 2001 would have been reduced by $7,000, increasing net income by the same amount.

As of January 1, 2002, the Company also adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's income statement. The adoption of EITF 00-25 had no effect on net income. Selling, general and administrative expenses for the three months ended March 31, 2001 have been reclassified to conform to the new classification resulting in a $637,000 decrease of selling, general and administrative expenses and net sales for that period.

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

                                      (7)

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in income.

The Company accounted for the accounting change as a cumulative effect of an accounting principle. The adoption of Statement 133, resulted in a cumulative effect of an accounting change of $104,277 decrease to other comprehensive income.

                                      (8)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2002


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 2002 were $6,754,000 compared with $7,313,000 for 2001, an 8% decrease. The sales decrease was mainly driven by a sales decline of 64% in the United Kingdom as a distribution agreement with a third party was terminated. Domestic sales were even in the first quarter of 2002 compared with the same period in 2001.

In connection with the adoption of EITF 00-25 on January 1, 2002, the Company reclassified $667,000 of expense related to consideration paid to customers as a reduction of sales. To conform to the new presentation, the Company reclassified $637,000 of similar expense from selling, general and administrative expenses to net sales for the first quarter of 2001.

Gross Profit

The gross profit for the first quarter of 2002 was $2,113,000 (31.3% of net sales) compared to $2,199,000 (30.0% of net sales) for the first quarter of 2001. The introduction of new products coupled with improved operating efficiencies in the USA were the main reasons for the improved gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2002 were $1,943,000 (28.8% of net sales) compared with $1,775,000 (24.3% of net sales) for the same period of 2001, an increase of $168,000.

Income Taxes

Income tax expense is calculated based on the estimated effective tax rate for the year. The effective tax rate differs from the statutory rate due to state taxes and the resulting tax benefit attributable to the liquidation of the United Kingdom subsidiary.

Net Income

Net income for the first quarter of 2002 is $122,000, or 3 cents per share (basic and diluted), compared to a net income of $230,000, or 7 cents per share (basic), 6 cents per share (diluted) for the same period of 2001.

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2002

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:



                                        March 31, 2002        December 31, 2001
                                      ------------------     ------------------

  Working capital.....................      $5,931,000            $8,762,000
  Current ratio.......................       1.54 to 1             2.14 to 1
  Long term debt to equity ratio......             .03                   .33


During the first three months of 2002, total debt increased by $1,219,000 compared to total debt at December 31, 2001 as a result of net additional short term borrowings to fund advances to suppliers and higher inventory levels and higher accounts receivable due to seasonal sales volume. At March 31, 2002, advances to suppliers were about $122,000 and are included with prepaid expenses and other current assets. The working capital ratio, current ratio and long-term debt to equity ratio have been affected by the classification of all of the United States debt as current, which is the result of the loan agreements expiring in January 2003. The Company is currently in the process of renegotiating these loans and expects a new loan to be in place by the third quarter of 2002.

Cash expected to be generated from operating activities, together with funds available under its existing loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the remainder of the year. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.


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

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     A.   The Annual Meeting was held on April 22, 2002.

     B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                     Votes for    Votes against   Votes withheld
                                     ---------    -------------   --------------
         George R. Dunbar            2,777,683    145,897         486,471

         Richmond Y. Holden, Jr.     2,828,101    95,479          486,471

         Walter C. Johnsen           2,807,101    116,479         486,471

         Wayne R. Moore              2,774,101    149,479         486,471

         Brian Olschan               2,807,101    116,479         486,471

         Gary D. Penisten            2,823,101    100,479         486,471

         Stevenson E. Ward III       2,828,101    95,479          486,471


     C.   The New Employee Stock Option Plan was approved.

                                     Votes for    Votes against   Votes withheld
                                     ---------    -------------   --------------
                                     2,714,601    112,305         583,145

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

Dated:  _______, 2002

By            /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  May 14, 2002


                                      (12)