Form 10-Q
period 2002-06-30
ACME UNITED CORP
filed 2002-08-14
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                          Commission file number Q4823

                             ACME UNITED CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------

          CONNECTICUT                                             06-0236700
          -----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1931 BLACK ROCK TURNPIKE, Fairfield, Connecticut                     06825
------------------------------------------------                     -----
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (203) 332-7330


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,410,051 shares outstanding as of July 15, 2002 of its $2.50 par value Common Stock.

                                      (1)

                             ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income.................................   5
               Condensed Consolidated Statements of Cash Flows.............   6
               Notes to Condensed Consolidated Financial Statements........   7
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings.............................................  12
     Item 2. Changes in Securities.........................................  12
     Item 3. Defaults Upon Senior Securities...............................  12
     Item 4. Submission of Matters to a Vote of Security Holders...........  12
     Item 5. Other Information.............................................  12
     Item 6. Exhibits and Reports on Form 8-K..............................  12
     Signatures............................................................  13

                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                       June 30       December 31
                                                         2002           2001
                                                     -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $    245        $    172
  Accounts receivable, less allowance                     9,981           6,439
  Inventories:
     Finished goods                                       5,347           6,554
     Work in process                                        370             404
     Raw materials and supplies                           1,442           1,845
                                                      ----------      ----------
                                                          7,159           8,803
  Prepaid expenses and other current assets               1,352             807
  Deferred income taxes                                     241             241
                                                      ----------      ----------
          Total current assets                           18,978          16,462
                                                      ----------      ----------
Property, plant and equipment:
  Land                                                      188             170
  Buildings                                               2,212           2,072
  Machinery and equipment                                 6,052           5,610
                                                      ----------      ----------
                                                          8,452           7,852
  Less accumulated depreciation                           6,004           5,594
                                                      ----------      ----------
                                                          2,448           2,258
Other assets                                              1,258           1,296
Goodwill                                                     89             157
                                                      ----------      ----------
            Total assets                               $ 22,773        $ 20,173
                                                      ==========      ==========

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                       June 30       December 31
                                                         2002           2001
                                                     -----------     -----------
LIABILITIES

Current liabilities:
  Notes payable                                        $    235        $    464
  Accounts payable                                        2,255           2,038
  Other accrued liabilities                               2,320           2,821
  Current portion of long-term debt                       4,132           2,377
                                                      ----------      ----------
      Total current liabilities                           8,942           7,700
  Long-term debt, less current portion                    3,807           2,875
  Deferred income taxes                                     550             521
  Other                                                     232             405
                                                      ----------      ----------
       Total liabilities                                 13,531          11,501

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                              9,033           9,033
  Treasury stock, at cost-203,261 shares                   (937)           (937)
  Additional paid-in capital                              2,038           2,038
  Retained earnings                                         478             129
  Accumulated other comprehensive loss:
    Translation adjustment                               (1,294)         (1,470)
    Derivative financial instrument                         (76)           (121)
                                                      ----------      ----------
      Total stockholders' equity                          9,242           8,672
                                                      ----------      ----------
        Total liabilities and stockholders' equity     $ 22,773        $ 20,174
                                                      ==========      ==========

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (unaudited)
         (all amounts in thousands of dollars, except per share amounts)

                                                                          Three Months Ended        Six Months Ended
                                                                                June 30                  June 30
                                                                       -----------------------    -----------------------
                                                                            2002         2001          2002         2001
                                                                       ----------   ----------    ----------   ----------
Net sales                                                               $  9,398     $  9,492      $ 16,153     $ 16,805

Costs and expenses:
  Cost of goods sold:
    Before inventory write-off related to restructuring                    6,027        6,575        10,639       11,689
    Inventory write-off related to restructuring                             206                        206
                                                                       ----------   ----------    ----------   ----------
                                                                           6,233        6,575        10,845       11,689
  Selling, general and administrative expenses                             2,381        2,314         4,325        4,089
  Restructuring charges                                                      359                        359
                                                                       ----------   ----------    ----------   ----------
                                                                           8,973        8,889        15,529       15,778
                                                                       ----------   ----------    ----------   ----------
Income before non operating items                                            425          603           625        1,027
Non operating items:
  Interest expense                                                           163          206           310          409
  Other income                                                                37           81           122          102
                                                                       ----------   ----------    ----------   ----------
Income before income taxes                                                   299          478           437          720
Income taxes                                                                  72           13            88           25
                                                                       ----------   ----------    ----------   ----------
Net income                                                                   227          465           349          695
Other comprehensive (expense) income -
  Foreign currency translation                                               212           49           176          (47)
  Cumulative effect of change in accounting for
    derivative financial instruments                                           -            -             -         (104)
  Change in fair value of derivative financial instrument
  less deferred income taxes of $19 and $29 for the three
  and sixth month periods ended June 30, 2002                                 14            7            45          (51)
  Unrealized gain on available-for-sale marketable equity security             -          274             -          274
                                                                       ----------   ----------    ----------   ----------
Comprehensive income                                                    $    453     $    795      $    570     $    767
                                                                       ==========   ==========    ==========   ==========

Basic earnings per share                                                $   0.07     $   0.13      $   0.10     $   0.20
                                                                       ==========   ==========    ==========   ==========

Diluted earnings per share                                              $   0.06     $   0.13      $   0.10     $   0.19
                                                                       ==========   ==========    ==========   ==========

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                        3,410        3,508         3,410        3,508
Weighted average number of dilutive stock options
  outstanding                                                                189          107           196          106
                                                                       ----------   ----------    ----------   ----------
Denominator used for diluted per share computations                        3,599        3,615         3,606        3,614
                                                                       ==========   ==========    ==========   ==========

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                      (all amounts in thousands of dollars)

                                                                     Six Months Ended
                                                                         June 30
                                                                -------------------------
                                                                     2002           2001
                                                                ----------    -----------
Operating Activities:
  Net income                                                     $    349      $     695
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                                  231            287
        Amortization                                                   60             68
        Non-cash restructuring charges                                300              -
        Gain on sale of property, plant, and equipment                  -            (64)
          Changes in operating assets and liabilities:
          Accounts receivable                                      (3,558)        (4,076)
          Inventories                                               1,436            609
          Prepaid expenses and other current assets                  (545)          (347)
          Other assets                                                (21)           (19)
          Accounts payable                                            218            665
          Other accrued liabilities                                  (676)           569
                                                                ----------    -----------
          Total adjustments                                        (2,554)        (2,308)
                                                                ----------    -----------
        Net cash used by operating activities                      (2,205)        (1,613)
                                                                ----------    -----------
Investing Activities:
  Capital expenditures                                               (356)          (126)
  Proceeds from the sales of property, plant, and equipment             -            104
                                                                ----------    -----------
        Net cash used by investing activities                        (356)           (22)
                                                                ----------    -----------
Financing Activities:
  Net short-term borrowings                                         2,543          1,748
  Payments of long-term debt                                          (85)           (38)
  Debt issuance costs                                                   -             (2)
                                                                ----------    -----------
        Net cash provided by financing activities                   2,458          1,708
                                                                ----------    -----------

Effect of exchange rate changes                                       176            (47)
                                                                ----------    -----------
Net change in cash and cash equivalents                                73             26

Cash and cash equivalents at beginning of period                      172             22
                                                                ----------    -----------

Cash and cash equivalents at end of period                       $    245      $      48
                                                                ==========    ===========

See notes to condensed consolidated financial statements

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


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While two lawsuits remain, they are still in preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

Note 3 -- Restructuring Charges

During the second quarter of 2002, approximately $565,000 was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited, a subsidiary located in the United Kingdom. The restructuring charges consisted of a write-down of inventory of $206,271, accounting and legal costs of $94,843, lease cancellation costs of $89,640, write-off of goodwill of $69,969, severance costs of $59,759, other closing costs of $18,675, write-off of uncollectable account receivable of $15,455, and write-offs of equipment of $10,458. Approximately $215,000 remained in accrued restructuring charges at June 30, 2002. During the first six months of 2002, the Company did not terminate any employees or pay severance costs related to the restructuring charges. Also, approximately $48,000 of accounting and legal costs have been paid. Refer to managements discussion and analysis of financial condition and results of operations.

Note 4 -- Subsequent Event

On August 2, 2002, the Company entered into a new revolving loan agreement with Wachovia Bank, N.A.. This agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. All outstanding borrowings are due on July 31, 2005. The Company also transferred its interest rate swap agreement to Wachovia Bank, N.A., which fixes the effective interest rate to 7.18 percent for $3.5 million of debt under the agreement. The swap agreement expires January 19, 2003.

                                      (7)

Note 5 -- New Accounting Standards

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2002. Had Statement No. 142 been in effect as of the beginning of 2001, amortization expense for the three and six month periods ended June 30, 2001 would have been reduced by $7,000 and $14,000, respectively, increasing net income by the same amount.

As of January 1, 2002, the Company also adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's income statement. The adoption of EITF 00-25 had no effect on net income. Selling, general and administrative expenses for the three and six month periods ended June 30, 2001 have been reclassified to conform to the new classification resulting in a $1,151,000 and $1,788,000 decrease of selling, general and administrative expenses and net sales for these respective periods.

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

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2002


Results of Operations

Special Event

During the second quarter of 2002, the Company initiated liquidation procedures for Acme United Limited (AUL), a subsidiary located in the United Kingdom. For the year ended December 31, 2001, AUL recorded a net loss of $495,000 on net sales of $2.0 million, representing a sales decline of approximately $1.2 million or 38% from the prior year. Through June 2002, AUL recorded a net loss of approximately $187,000 before one time restructuring charges of $565,000. The restructuring charges are comprised mainly of severance, lease termination costs, and inventory write-offs. These losses were offset by tax benefits of approximately $418,000 in the United States for the same period.


Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended June 30, 2002 were $9,398,000 compared with $9,492,000 for 2001, a 1% decrease. Net sales for the first six months of 2002 were $16,153,000 compared with $16,804,000 for 2001, a 4%
decrease. The sales decrease was mainly driven by a sales decline of 58% in the United Kingdom as a distribution agreement with a third party was terminated. Domestic sales were 3% higher in the first half of 2002 compared with the same period in 2001.

In connection with the adoption of EITF 00-25 on January 1, 2002, selling, general and administrative expenses for the three and six month periods ended June 30, 2001 have been reclassified to conform to the new classification resulting in a $1,151,000 and $1,788,000 decrease of selling, general and administrative expenses and net sales for these respective periods.


Gross Profit

The gross profit for the second quarter of 2002 was $3,165,000 (33.7% of net sales) compared to $2,917,000 (30.7% of net sales) for the second quarter of 2001. Gross profit for the first six months of 2002 was 32.9% of net sales compared to 30.4% in the same period of 2001. Excluding the inventory write-down associated with the AUL liquidation gross profit was 35.9% of net sales for the second quarter of 2002 and 34.1% of net sales for the first six months of 2002. The introduction of new products coupled with improved operating efficiencies in the USA was the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2002 were $2,381,000 (25.3% of net sales) compared with $2,314,000 (24.4% of net sales) for the same period of 2001, an increase of $67,000. SG&A expenses were 26.8% of net sales for the first six months of 2002 versus 24.3% in the comparable period of 2001.


Income Taxes

Income tax expense is calculated based on the estimated effective tax rate for the year. The effective tax rate differs from the statutory rate due to state taxes and the resulting tax benefit attributable to the liquidation of AUL.

                                      (9)

Net Income

Net income for the second quarter of 2002 was $227,000, or 6 cents per share (diluted), compared to a net income of $465,000, or 13 cents per share (diluted) for the same period of 2001. Net income for the first six months of 2002 was $349,000, or 10 cents per share (diluted), compared to a net income of $695,000, or 19 cents per share (diluted) for the same period of 2001. Excluding restructuring costs and tax benefits net income for the second quarter of 2002 was $487,000, or 14 cents per share (diluted) and net income for the first six months of 2002 was $508,000, or 14 cents per share (diluted).

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     For the Six Months Ended June 30, 2002


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                            June 30, 2002      December 31, 2001
                                         ------------------   ------------------

 Working capital.........................     $10,036,000          $8,762,000
 Current ratio...........................       2.12 to 1           2.14 to 1
 Long term debt to equity ratio..........             .41                 .33


During the first six months of 2002, total debt increased by $2,458,000 compared to total debt at December 31, 2001 as a result of net additional short-term borrowings to fund advances to suppliers and higher accounts receivable due to seasonal sales volume. At June 30, 2002, advances to suppliers were about $326,000 and are included with prepaid expenses and other current assets.

On August 2, 2002, the Company entered into a new revolving loan agreement with Wachovia Bank, N.A.. This agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. All outstanding borrowings are due on July 31, 2005. The Company also transferred its interest rate swap agreement to Wachovia Bank, N.A., which fixes the effective interest rate to 7.18 percent for $3.5 million of debt under the agreement. This agreement expires January 19, 2003.

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

                                      (11)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3 -- Defaults Upon Senior Securities

     None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

     Exhibit 99.1 and 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      (12)

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

Dated:  August 5, 2002



By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer

Dated:  August 5, 2002

                                      (13)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer


Dated:  August 5, 2002

                                      (14)

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ RONALD P. DAVANZO
         ------------------------------
                Ronald P. Davanzo
               Vice President and
             Chief Financial Officer


Dated:  August 5, 2002

                                      (15)