Form 10-Q
period 2002-09-30
ACME UNITED CORP
filed 2002-11-12
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,397,251 shares outstanding as of October 15, 2002 of its $2.50 par value Common Stock.


                                      (1)

                             ACME UNITED CORPORATION
                                                                           Page
                                                                           ----
Part I-- FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income................................   5
               Condensed Consolidated Statements of Cash Flows............   6
               Notes to Condensed Consolidated Financial Statements.......   7
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   9

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings............................................  12
     Item 2. Changes in Securities........................................  12
     Item 3. Defaults Upon Senior Securities..............................  12
     Item 4. Submission of Matters to a Vote of Security Holders..........  12
     Item 5. Other Information............................................  12
     Item 6. Exhibits and Reports on Form 8-K.............................  12
     Signatures...........................................................  13


                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                        September 30    December 31
                                                            2002            2001
                                                       --------------- ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    594        $    172
  Accounts receivable, less allowance                           7,927           6,439
  Inventories:
     Finished goods                                             4,712           6,554
     Work in process                                              449             404
     Raw materials and supplies                                 1,431           1,845
                                                       --------------- ---------------
                                                                6,592           8,803
  Prepaid expenses and other current assets                       747             807
  Deferred income taxes                                           241             241
                                                       --------------- ---------------
          Total current assets                                 16,101          16,462
                                                       --------------- ---------------
Property, plant and equipment:
  Land                                                            187             170
  Buildings                                                     2,215           2,072
  Machinery and equipment                                       6,048           5,610
                                                       --------------- ---------------
                                                                8,450           7,852
  Less accumulated depreciation                                 6,010           5,594
                                                       --------------- ---------------
                                                                2,440           2,258
Other assets                                                    1,295           1,296
Goodwill                                                           89             157
                                                       --------------- ---------------
            Total assets                                     $ 19,925        $ 20,173
                                                       =============== ===============

See notes to condensed consolidated financial statements.


                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                        September 30    December 31
                                                            2002            2001
                                                       --------------- ---------------
LIABILITIES

Current liabilities:
  Notes payable                                              $    448        $    464
  Accounts payable                                              1,457           2,038
  Other accrued liabilities                                     1,945           2,821
  Current portion of long-term debt                             2,578           2,377
                                                       --------------- ---------------
      Total current liabilities                                 6,428           7,700
  Long-term debt, less current portion                          3,635           2,875
  Deferred income taxes                                           258             521
  Other                                                           241             405
                                                       --------------- ---------------
       Total liabilities                                       10,562          11,501

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                                    9,033           9,033
  Treasury stock, at cost 216,061 shares in 2002 and
    203,261 shares in 2001                                       (985)           (937)
  Additional paid-in capital                                    2,038           2,038
  Retained earnings                                               748             129
  Accumulated other comprehensive loss:
    Translation adjustment                                     (1,424)         (1,470)
    Derivative financial instrument losses                        (47)           (121)
                                                       --------------- ---------------
      Total stockholders' equity                                9,363           8,672
                                                       --------------- ---------------
       Total liabilities and stockholders' equity            $ 19,925        $ 20,173
                                                       =============== ===============

See notes to condensed consolidated financial statements.


                                      (4)

                       ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                             (UNAUDITED)
        (all amounts in thousands of dollars, except per share amounts)

                                                                          Three Months Ended       Nine Months Ended
                                                                            September 30              September 30
                                                                       -----------------------  -------------------------
                                                                            2002         2001          2002         2001
                                                                       ----------  -----------  ------------ ------------
Net sales                                                                $ 7,867      $ 8,265      $ 24,020     $ 25,070

Costs and expenses:
  Cost of goods sold:
    Before inventory write-off related to restructuring                    5,204        5,543        15,843       17,233
    Inventory write-off related to restructuring                               -            -           206            -
                                                                      ----------  -----------  ------------ ------------
                                                                           5,204        5,543        16,049       17,233
  Selling, general and administrative expenses                             2,688        2,085         7,023        6,174
  Restructuring charges                                                        -            -           349            -
                                                                      ----------  -----------  ------------ ------------
                                                                           7,892        7,628        23,421       23,407
                                                                      ----------  -----------  ------------ ------------

Income (loss) before non operating items                                     (25)         637           599        1,663
Non operating items:
  Interest expense                                                           180          211           487          621
  Other (income)expense                                                     (101)           8          (221)         (95)
                                                                      ----------  -----------  ------------ ------------
                                                                              79          219           266          526
                                                                      ----------  -----------  ------------ ------------
Income before income taxes                                                  (104)         418           333        1,137
Income tax (benefit) expense                                                (374)          13          (286)          37
                                                                      ----------  -----------  ------------ ------------
Net income                                                                   270          405           619        1,100
Other comprehensive (expense) income -
  Foreign currency translation                                               130          (30)           46          (77)
  Cumulative effect of change in accounting for
    derivative financial instruments                                           -            -             -         (104)
  Change in fair value of derivative financial instrument
    less deferred income taxes of $13 and $42 for the three
    and nine month periods ended September 30, 2002                           29          (52)           74         (103)
  Unrealized gain on available-for-sale marketable equity security             -         (274)            -            -
                                                                      ----------  -----------  ------------ ------------
Comprehensive income                                                     $   429      $    49      $    739     $    816
                                                                      ==========  ===========  ============ ============

Basic earnings per share                                                 $  0.08      $  0.12      $   0.18     $   0.31
                                                                       ==========  ===========  ============ ============

Diluted earnings per share                                               $  0.08      $  0.11      $   0.17     $   0.30
                                                                       ==========  ===========  ============ ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                        3,402        3,490         3,406        3,502
Weighted average number of dilutive stock options
  outstanding                                                                161          114           184          109
                                                                       ----------  -----------  ------------ ------------
Denominator used for diluted per share computations                        3,563        3,604         3,590        3,611
                                                                       ==========  ===========  ============ ============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                     (all amounts in thousands of dollars)
                                                                                  Nine Months Ended
                                                                                     September 30
                                                                            -----------------------------
                                                                                     2002           2001
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                      $   619        $ 1,100
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                                                  348            505
        Amortization                                                                   93            101
        Deferred income taxes                                                        (276)             -
        Gain on sale of marketable equity securities                                    -           (475)
        Non-cash restructuring charges                                                300              -
        Gain on sale of property, plant, and equipment                                (37)             -
        Loss on disposals of property, plant, and equipment                             -            334
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (1,504)        (2,846)
          Inventories                                                               2,005          1,325
          Prepaid expenses and other current assets                                    60           (383)
          Other assets                                                                (31)           (50)
          Accounts payable                                                           (596)           144
          Other accrued liabilities                                                (1,030)          (113)
                                                                            -------------- --------------
          Total adjustments                                                          (668)        (1,458)
                                                                            -------------- --------------
        Net cash used by operating activities                                         (49)          (358)
                                                                            -------------- --------------

Investing Activities:
  Capital expenditures                                                               (465)          (202)
  Proceeds from the sales of property, plant, and equipment                            37            140
  Proceeds from sale of marketable equity securities                                    -            475
                                                                            -------------- --------------
        Net cash (used) provided by investing activities                             (429)           413
                                                                            -------------- --------------

Financing Activities:
  Net short-term borrowings                                                           971            886
  Payments of long-term debt                                                           (9)           (59)
  Debt issuance costs                                                                 (60)           (27)
    Purchase of 12,800 Common Shares in 2002 and 55,200
      Common Shares in 2001 for treasury                                              (48)          (161)
                                                                            -------------- --------------
        Net cash provided by financing activities                                     854            639
                                                                            -------------- --------------

Effect of exchange rate changes                                                        46            (77)
                                                                            -------------- --------------
Net change in cash and cash equivalents                                               422            617

Cash and cash equivalents at beginning of period                                      172             22
                                                                            -------------- --------------

Cash and cash equivalents at end of period                                        $   594        $   639
                                                                            ============== ==============

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

Note 3 -- Restructuring Charges

Through the third quarter of 2002, approximately $555,000 was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited (AUL), a subsidiary located in the United Kingdom. The restructuring charges consisted of a write-down of inventory of $206,000, accounting and legal costs of $95,000, lease cancellation costs of $90,000, a write-off of goodwill of $69,000, severance costs of $55,000, other closing costs of $22,000, a write-off of uncollectible account receivable of $9,000 and write-offs of equipment of $9,000. Approximately $36,000 remained in accrued restructuring charges at September 30, 2002 primarily related to accounting and legal costs. During the first nine months of 2002, the Company terminated five employees in the UK and paid severance costs related to those terminations of $55,000. There will be no further terminations or severance costs related to the restructuring. Also, approximately $59,000 of accounting and legal costs have been paid.

Note 4 -- Change in Accounting Estimate

The Company changed its estimated effective income tax rate in the third quarter as a result of a reduction in the anticipated annual taxable income in the US. As a result, the Company recorded a benefit for the change in estimate of approximately $395,000 ($.12 a share) in the third quarter. The income tax benefit is primarily due to income tax benefits in the US attributed to the liquidation of AUL.

Note 5 -- Debt

On August 2, 2002, the Company entered into a new revolving loan agreement with Wachovia Bank, N.A.. This agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. All outstanding borrowings are due on July 31, 2005. The Company also transferred its interest rate swap agreement, which fixes the effective interest rate at 7.18 percent for $3,500,000 of debt under the agreement. The swap agreement expires January 19, 2003.

                                      (7)

Note 6 -- New Accounting Standards

As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2002. Had Statement No. 142 been in effect as of the beginning of 2001, amortization expense for the three and nine month periods ended September 30, 2001 would have been reduced by $7,000 and $21,000, respectively, increasing net income by the same amount.

As of January 1, 2002, the Company also adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's statement of operations. The adoption of EITF 00-25 had no effect on net income. Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 have been reclassified to conform to the new classification resulting in a $749,000 and $2,536,000 decrease of selling, general and administrative expenses and net sales for these respective periods.

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

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

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Three and Nine Months Ended September 30, 2002


Results of Operations

Special Event

During the second quarter of 2002, the Company initiated liquidation procedures for Acme United Limited (AUL), a subsidiary located in the United Kingdom. For the year ended December 31, 2001, AUL recorded a net loss of $495,000 on net sales of $2.0 million, representing a sales decline of approximately $1.2 million or 38% from the prior year. Through September 2002, AUL recorded a net loss of approximately $222,000 before one time restructuring charges of $555,000. The restructuring charges are comprised mainly of severance, lease termination costs, and inventory write-offs.

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 2002 were $7,867,000 compared with $8,265,000 for 2001, a 5% decrease. Net sales for the first nine months of 2002 were $24,020,000 compared with $25,070,000 for 2001, a 4%
decrease. The sales decrease was mainly driven by a sales decline of 55% in the United Kingdom as the business was liquidated. Domestic sales were 1% higher in the first nine months of 2002 compared with the same period in 2001.

Gross Profit

The gross profit for the third quarter of 2002 was $2,663,000 (33.9% of net sales) compared to $2,722,000 (32.9% of net sales) for the third quarter of 2001. Gross profit for the first nine months of 2002 was 33.2% of net sales compared to 31.3% in the same period of 2001. Excluding the inventory write-down associated with the AUL liquidation gross profit was 34.0% of net sales for the first nine months of 2002. The introduction of new products and improved operating efficiencies in the USA were the main reasons for the improved gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2002 were $2,688,000 (34.2% of net sales) compared with $2,085,000 (25.6% of net sales) for the same period of 2001, an increase of $603,000. Major contributors to the spending increase were market research, new product development, fees in connection with the new global debt facility and one-time personnel expenses. SG&A expenses were 29.2% of net sales for the first nine months of 2002 versus 24.6% in the comparable period of 2001. The increase is primarily attributable to the same issues mentioned for the third quarter of 2002.

Interest Expense

Interest expense for the first nine months of 2002 was $487,000, compared with $621,000 for 2001, a $134,000 decrease. This is mainly attributable to the decline in debt. Total debt declined to $6.6 million at September 30, 2002 compared to $8.3 million at September 30, 2001.

Income Taxes

The Company changed its estimated effective income tax rate in the third quarter as a result of a reduction in the anticipated annual taxable income in the US. As a result, the Company recorded a benefit for the change in estimate of approximately $395,000 ($.12 a share) in the third quarter. The income tax benefit is primarily due to income tax benefits in the US attributed to the liquidation of AUL.

                                      (9)

Net Income

Net income for the third quarter of 2002 was $270,000, or 8 cents per share (diluted), compared to a net income of $405,000, or 11 cents per share (diluted) for the same period of 2001. Net income for the first nine months of 2002 was $619,000, or 17 cents per share (diluted), compared to a net income of $1,100,000, or 30 cents per share (diluted) for the same period of 2001.

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  For the Nine Months Ended September 30, 2002


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                      September 30, 2002      December 31, 2001
                                      ------------------     ------------------

  Working capital....................       $9,673,000            $8,762,000
  Current ratio......................        2.51 to 1             2.14 to 1
  Long term debt to equity ratio.....              .39                   .33


During the first nine months of 2002, total debt increased by $962,000 compared to total debt at December 31, 2001 principally as a result of net additional short-term borrowings to fund higher accounts receivable due to seasonal sales volume.

On August 2, 2002, the Company entered into a new revolving loan agreement with Wachovia Bank, N.A. This agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. All outstanding borrowings are due on July 31, 2005. The Company also transferred its interest rate swap agreement to Wachovia Bank, N.A., which fixes the effective interest rate to 7.18 percent for $3.5 million of debt through January 19, 2003.

Cash expected to be generated from operating activities, together with funds available under its existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.

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

     None.


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K

     Exhibit 99.1 and 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Form 8-K was filed by the Company on September 27, 2002.

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



ACME UNITED CORPORATION

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 23, 2002



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 23, 2002

                                      (13)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, WALTER C. JOHNSEN, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Acme  United
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report September 30, 2002; and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of September 30, 2002;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 23, 2002

                                      (14)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PAUL G. DRISCOLL, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Acme  United
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this quarterly report September 30, 2002; and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of September 30, 2002;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 23, 2002

                                      (15)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 23, 2002

                                      (16)

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 23, 2002

                                      (17)