Form 10-Q/A
period 2002-09-30
ACME UNITED CORP
filed 2003-01-10
CIK 2098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A-1
                     Amendment No. 1 TO REPORT ON FORM 10-Q

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

                                      (1)

                               AMENDMENTS TO 10-Q

         This amendment No. 1 to Form 10-Q ("Amendment No. 1") is being filed for the purpose of providing additional information. Specifically, Item 3, Quantitative and Qualitative Disclosure About Market Risk and Item 4, Controls and Procedures, are being added to Part I.

                                      (2)

                         AMENDED AND RESTATED FORM 10-Q:
                         -------------------------------
         The following sets forth the amended and restated Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, giving effect to all the changes contained in this Amendment No. 1 to the Form 10-Q:


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A-1
                     Amendment No. 1 TO REPORT ON FORM 10-Q

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

                                      (3)

                             ACME UNITED CORPORATION


                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.......................   5
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income.................................   7
               Condensed Consolidated Statements of Cash Flows.............   8
               Notes to Condensed Consolidated Financial Statements........   9
     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............  11
     Item 3. Quantitative and Qualitative Disclosure About Market Risk.....  14
     Item 4. Controls and Procedures.......................................  14

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings.............................................  15
     Item 2. Changes in Securities.......................................... 15
     Item 3. Defaults Upon Senior Securities................................ 15
     Item 4. Submission of Matters to a Vote of Security Holders............ 15
     Item 5. Other Information.............................................. 15
     Item 6. Exhibits and Reports on Form 8-K............................... 15
     Signatures............................................................. 16

                                      (4)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)

                                                                        September 30   December 31
                                                                            2002           2001
                                                                        ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                $    594       $    172
  Accounts receivable, less allowance                                         7,927          6,439
  Inventories:
     Finished goods                                                           4,712          6,554
     Work in process                                                            449            404
     Raw materials and supplies                                               1,431          1,845
                                                                     --------------- --------------
                                                                              6,592          8,803
  Prepaid expenses and other current assets                                     747            807
  Deferred income taxes                                                         241            241
                                                                     --------------- --------------
          Total current assets                                               16,101         16,462
                                                                     --------------- --------------
Property, plant and equipment:
  Land                                                                          187            170
  Buildings                                                                   2,215          2,072
  Machinery and equipment                                                     6,048          5,610
                                                                     --------------- --------------
                                                                              8,450          7,852
  Less accumulated depreciation                                               6,010          5,594
                                                                     --------------- --------------
                                                                              2,440          2,258
Other assets                                                                  1,295          1,296
Goodwill                                                                         89            157
                                                                     --------------- --------------
            Total assets                                                   $ 19,925       $ 20,173
                                                                     =============== ==============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)


                                                                        September 30    December 31
                                                                            2002            2001
                                                                        ------------    -----------
LIABILITIES

Current liabilities:
  Notes payable                                                            $    448       $    464
  Accounts payable                                                            1,457          2,038
  Other accrued liabilities                                                   1,945          2,821
  Current portion of long-term debt                                           2,578          2,377
                                                                     --------------- --------------
      Total current liabilities                                               6,428          7,700
  Long-term debt, less current portion                                        3,635          2,875
  Deferred income taxes                                                         258            521
  Other                                                                         241            405
                                                                     --------------- --------------
       Total liabilities                                                     10,562         11,501

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                                                  9,033          9,033
  Treasury stock, at cost 216,061 shares in 2002 and
    203,261 shares in 2001                                                     (985)          (937)
  Additional paid-in capital                                                  2,038          2,038
  Retained earnings                                                             748            129
  Accumulated other comprehensive loss:
    Translation adjustment                                                   (1,424)        (1,470)
    Derivative financial instrument losses                                      (47)          (121)
                                                                     --------------- --------------
      Total stockholders' equity                                              9,363          8,672
                                                                     --------------- --------------
        Total liabilities and stockholders' equity                         $ 19,925       $ 20,173
                                                                     =============== ==============

See notes to condensed consolidated financial statements.

                                      (6)

                       ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                             (UNAUDITED)
        (all amounts in thousands of dollars, except per share amounts)

                                                                          Three Months Ended       Nine Months Ended
                                                                             September 30             September 30
                                                                       -----------------------  -------------------------
                                                                         2002         2001         2002         2001
                                                                       ----------  -----------  ------------ ------------
Net sales                                                                $ 7,867      $ 8,265      $ 24,020     $ 25,070

Costs and expenses:
  Cost of goods sold:
    Before inventory write-off related to restructuring                    5,204        5,543        15,843       17,233
    Inventory write-off related to restructuring                               -            -           206            -
                                                                       ----------  -----------  ------------ ------------
                                                                           5,204        5,543        16,049       17,233
  Selling, general and administrative expenses                             2,688        2,085         7,023        6,174
  Restructuring charges                                                        -            -           349            -
                                                                       ----------  -----------  ------------ ------------
                                                                           7,892        7,628        23,421       23,407
                                                                       ----------  -----------  ------------ ------------

Income (loss) before non operating items                                     (25)         637           599        1,663
Non operating items:
  Interest expense                                                           180          211           487          621
  Other (income)expense                                                     (101)           8          (221)         (95)
                                                                       ----------  -----------  ------------ ------------
                                                                              79          219           266          526
                                                                       ----------  -----------  ------------ ------------
Income (loss) before income taxes                                           (104)         418           333        1,137
Income tax (benefit) expense                                                (374)          13          (286)          37
                                                                       ----------  -----------  ------------ ------------
Net income                                                                   270          405           619        1,100
Other comprehensive (expense) income -
  Foreign currency translation                                               130          (30)           46          (77)
  Cumulative effect of change in accounting for
    derivative financial instruments                                           -            -             -         (104)
  Change in fair value of derivative financial instrument
    less deferred income taxes of $13 and $42 for the three
    and nine month periods ended September 30, 2002                           29          (52)           74         (103)
  Unrealized gain on available-for-sale marketable equity security             -         (274)            -            -
                                                                       ----------  -----------  ------------ ------------
Comprehensive income                                                     $   429      $    49      $    739     $    816
                                                                       ==========  ===========  ============ ============

Basic earnings per share                                                 $  0.08      $  0.12      $   0.18     $   0.31
                                                                       ==========  ===========  ============ ============

Diluted earnings per share                                               $  0.08      $  0.11      $   0.17     $   0.30
                                                                       ==========  ===========  ============ ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                        3,402        3,490         3,406        3,502
Weighted average number of dilutive stock options
  outstanding                                                                161          114           184          109
                                                                       ----------  -----------  ------------ ------------
Denominator used for diluted per share computations                        3,563        3,604         3,590        3,611
                                                                       ==========  ===========  ============ ============

See notes to condensed consolidated financial statements

                                      (7)

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

                                      (8)

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

                                      (9)

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

                                      (10)

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

                                      (11)

Net Income

Net income for the third quarter of 2002 was $270,000, or 8 cents per share (diluted), compared to a net income of $405,000, or 11 cents per share (diluted) for the same period of 2001. Net income for the first nine months of 2002 was $619,000, or 17 cents per share (diluted), compared to a net income of $1,100,000, or 30 cents per share (diluted) for the same period of 2001.

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  For the Nine Months Ended September 30, 2002


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                    September 30, 2002      December 31, 2001
                                    ------------------     ------------------

  Working capital...................      $9,673,000            $8,762,000
  Current ratio.....................       2.51 to 1             2.14 to 1
  Long term debt to equity ratio....             .39                   .33

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

                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  For the Nine Months Ended September 30, 2002


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2001.


Item 4. Controls and Procedures

     As of a date within 90 days prior to the date of the filing of this report, our chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                      (14)

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3. Defaults Upon Senior Management


     None


Item 4. Submission of Matters to a Vote of Security Holders


     None


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


     Exhibit 99.1 and 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Form 8-K was filed by the Company on September 27, 2002.

                                      (15)

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

Dated:  January 8, 2003



By            /s/ PAUL G. DRISCOLL
         ------------------------------
                  Paul G. Driscoll
                 Vice President and
               Chief Financial Officer

Dated:  January 8, 2003

                                      (16)

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

Dated:  January 8, 2003

                                      (17)

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

Dated:  January 8, 2003

                                      (18)

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

Dated:  January 8, 2003

                                      (19)

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

Dated:  January 8, 2003

                                      (20)