Form 10-K
period 2002-12-31
ACME UNITED CORP
filed 2003-03-14
CIK 2098

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Registrant had 3,373,251 shares outstanding as of March 12, 2003 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2003 was approximately $10,794,403.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 28, 2003 is incorporated into 2002 10-K, Part III.

                                      (1)

PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. During the year ended December 31, 2002, the Company restructured its European operations, closing its facility in England and moving those operations to Germany. The Company's continuing operations are in the United States, Canada and Germany. Financial information concerning net sales and long-lived assets by geographic area appears in Note 11 of the notes to consolidated financial statements.

The Company manufactures and sells cutting devices, measuring instruments and safety products for school, office and home use in the United States, Canada and Europe. In addition to local competitors in each country, the Company competes with imported products from Asia.

Independent manufacturer representatives are primarily used to sell its line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and mass market retailers. The Company had three customers with sales of 10% or more of total sales.

                                      (2)

Other

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year-end, the Company employed 100 persons, most of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 1931 Black Rock Turnpike, Fairfield, Connecticut in 5,700 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 80,000 square feet and leases 44,000 square feet of warehousing space in Canada. Manufacturing for Europe is presently being conducted at a 48,000 square foot owned plant in Solingen, Germany.

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

Item 3.  Legal Proceedings

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While one lawsuit remains, it is still in the preliminary stage and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters, either individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2002.

                                      (3)

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:


                                           High              Low
------------------------------------- ---------------- -------------------
Year Ended December 31, 2002
------------------------------------- ---------------- -------------------
First Quarter                              $4.10            $3.51
------------------------------------- ---------------- -------------------
Second Quarter                              4.70             3.70
------------------------------------- ---------------- -------------------
Third Quarter                               3.89             3.50
------------------------------------- ---------------- -------------------
Fourth Quarter                              3.76             3.09
------------------------------------- ---------------- -------------------

------------------------------------- ---------------- -------------------
Year Ended December 31, 2001
------------------------------------- ---------------- -------------------
First Quarter                              $3.95            $2.37
------------------------------------- ---------------- -------------------
Second Quarter                              3.80             2.31
------------------------------------- ---------------- -------------------
Third Quarter                               3.50             2.85
------------------------------------- ---------------- -------------------
Fourth Quarter                              4.00             2.60
------------------------------------- ---------------- -------------------

As of March 12, 2003 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 2002 and 2001. The Company presently intends to retain earnings to finance business improvements.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                 2002         2001         2000        1999         1998 (A)
-------------------------------------------------------------------------------------------------------------
Net Sales (B)                                $ 30,884     $ 33,082     $ 31,921    $ 34,597         $ 36,590
-------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations     $    659     $  1,280     $  1,061    $   (156)        $ (2,364)
-------------------------------------------------------------------------------------------------------------
Total Assets                                 $ 17,614     $ 20,173     $ 21,118    $ 20,767         $ 28,896
-------------------------------------------------------------------------------------------------------------
Long Term Debt, Less Current Portion         $  2,032     $  2,875     $  4,925    $  5,013         $  6,382
-------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations
   Per Share (Diluted)                       $   0.19     $   0.36     $   0.30    $  (0.05)        $  (0.70)

(A) Restated to reflect the sale of the medical business on March 22, 1999.
(B) Restated to reflect the implementation of EITF 00-25 in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results may be effected by certain accounting estimates and critical accounting policies. The most sensitive and significant accounting estimates and/or critical accounting policies in the financial statements relate to revenue recognition, asset valuation allowances for deferred income tax assets, obsolete inventories, potentially uncollectible accounts receivable, and accruals for income taxes and customer rebates. Management critically evaluates the potential realization of deferred incomes tax benefits as well as the likely usefulness of inventories and the collectabliity of accounts receivable. Accruals for customer rebates are based on executed contracts and anticipated sales levels, which are monitored monthly. Accruals for income taxes or benefits often require interpretations of complex tax rules and regulations, which may be subsequently challenged. There have been no significant changes in estimates for any period presented by the accompanying financial statements nor have there been any changes in accounting principles or practices, which materially effect them. Changes in accounting practices have been limited to the adoption of required new standards; the impact of which has also been insignificant.

                                      (4)

Special Event

During the second quarter of 2002, the Company initiated liquidation procedures for Acme United Limited (AUL), a subsidiary located in the United Kingdom. Costs and expenses for 2002 included restructuring charges related thereto of $555,000. For the year ended December 31, 2001, AUL recorded a net loss of $495,000 on net sales of $2.0 million, representing a sales decline of approximately $1.2 million or 38% from the prior year. The restructuring charges are comprised mainly of severance, lease termination costs, and inventory write-offs. The Company expects to continue to retain the majority of AUL's customers and sell products to them through its German subsidiary.


Results of Operations 2002 Compared with 2001

Net sales decreased $2,198,033, or 7% in 2002 to $30,883,570 compared to $33,081,603 in 2001. Net sales in the United States decreased $655,000 or 3% due to weak economic conditions. International net sales decreased $1,543,000 or 16%. This was primarily due to discontinuing certain product lines in the UK business in an effort to focus more on the Company's core products.

Gross profit was 33.8% of net sales in 2002 compared to 32.5% of net sales in 2001. Excluding the inventory write-down associated with the AUL liquidation, gross profit was 34.5% of net sales in 2002. The introduction of new products and productivity gains on existing products were the main reasons for the improved gross margins.

Selling, general and administrative expenses ("SG&A") were $9,528,080 in 2002 compared with $8,284,751 in 2001, an increase of $1,243,329 or 15%. SG&A expenses were 31% of net sales compared to 25% in 2001. Planned investments in new product development and the addition of key management positions in Canada and Europe were the main reasons for the increase.

Operating income in 2002 was $556,006 compared with $2,469,589 in 2001. Excluding restructuring charges, operating income was $1,111,351 in 2002, a decrease of $1,358,238. The decrease was mainly due to the increased spending in SG&A and lower sales in the UK, which was partially offset by improved productivity in cost of sales.

Interest expense for 2002 was $605,344, compared with $790,910 for 2001, an $185,566 decrease mainly attributable to the decline in debt and lower interest rates. Total debt less available cash declined to $4.5 million at December 31, 2002 compared to $5.5 million at December 31, 2001.

Net other income was $146,614 in 2002 compared to net other income of $33,547 in 2001. The change from 2001 is principally due to non-recurring foreign exchange transaction losses associated with a cross border loan in 2001.

In 2002, the Company recognized a significant one-time income tax benefit associated liquidating AUL. The benefit recognized was substantially in excess of income taxes computed at the statutory rate.

Results of Operations 2001 Compared with 2000

Net sales increased $1,161,008, or 4% in 2001 to $33,081,603 compared to $31,920,595 in 2000. Net sales in the United States increased $2,465,547 or 12% due to increased sales in the mass market and the superstores. International net sales decreased $1,303,539 or 12% primarily due to discontinuing a distribution agreement with a third party in England. On January 1, 2002, the Company adopted Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products. In connection with this adoption, expense related to payments made to customers was classified as a reduction of sales. Expense relating to such payments totaled $3,083,000 in 2001 compared to $2,492,000 in 2000.

Gross profit was 33% of net sales in 2001 compared to 30% of net sales in 2000. The introduction of new products coupled with improved operating efficiencies in North America were the main reasons for the improvement.

                                      (5)

Selling, general and administrative expenses were $8,284,751 in 2001 compared with $7,256,187 in 2000, an increase of $1,028,564 or 14%. SG&A expenses were 25.0% of net sales compared to 22.7% in 2000. The addition of key management positions and lower pension income in 2001were the main reasons for the increase.

Net other income was $33,547 in 2001 compared to net other expense of $406,211 in 2000. The change from 2000 is principally due to a gain on the sale of marketable equity securities of $474,551 which was offset by a loss on disposal of fixed assets and foreign exchange losses. In 2000, the expense related primarily to losses on the disposal of fixed assets.

Interest expense decreased $136,039 in 2001 to $790,910 compared to $926,949 in 2000 due to lower borrowings and lower interest rates.

The Company's effective income tax rate increased to 25% in 2001 compared to 3% in 2000. In 2001, the Company utilized approximately $2,491,000 of its federal income tax net operating loss carryforwards putting it in a net deferred tax liability position in the U.S. The Company had recorded a valuation allowance for its deferred income tax assets in the prior year due to uncertainty of realizing this benefit. In 2001, valuation allowance relating to U.S. tax jurisdictions were reversed. The Company expects to utilize its remaining federal and state net operating loss carryforwards in 2002. The Company expects its tax rate in 2002 to approximate 38%.


Liquidity and Capital Resources

The Company's working capital, current ratio and long term debt to equity ratio follow:

                                                       2002          2001
----------------------------------------------------------------------------

Working Capital                                     $8,515,910    $8,760,140
Current Ratio                                        2.33 to 1     2.14 to 1
Long - Term Debt to Equity Ratio                         24.0%         33.2%

The decrease in working capital and increase in the current ratio in 2002 is attributable to management's efforts, in general, to improve asset management and, more specifically, to reduce inventory levels. Inventories decreased $2,119,000 or 24% in 2002 while the Days Sales Outstanding (DSO) increased slightly from 67 in 2001 to 69 in 2002. Operating activities generated net cash of approximately $1.6 million in 2002.

On August 2, 2002, the Company entered into a new revolving loan agreement (the Agreement). The Agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventories. All outstanding borrowings are due on July 31, 2005. At December 31, 2002 $3,814,612 is outstanding and $2,567,978 is available under the Agreement based on this formula. Throughout 2003, the Company expects to have a minimum of $1,783,000 outstanding under the Agreement. As such, amounts borrowed in excess of $1,783,000 are classified as part of the current portion of long-term debt. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.75 percent (3.13% at December 31, 2002).

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with another bank to refinance a mortgage. The loan is payable in monthly installments of $6,928, including interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0%, adjusting every five years, through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. At December 31, 2002 and 2001, the interest rate was 9.78%.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers, distributions and property and equipment purchases. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company was in compliance with all covenants as of or through December 31, 2002 and believes these financial covenants will continue to be met for the remainder of the term of the debt.

                                      (6)

Capital expenditures during 2002 were $484,088, which were, in part, financed with debt. Capital expenditures in 2003 are not expected to be material.

Cash generated from operating activities, together with funds available under the Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2003.

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follows:

                                                                          (dollars in thousands)
                                          2003      2004      2005      2006      2007     Thereafter      Total      Fair Value
                                          --------------------------------------------------------------------------------------
Current Liabilities:
Notes payable                             $362                                                              $362            $362
Average interest rate                     8.6%                                                              8.6%            8.6%

Long-term Debt:
  Amount at fixed rate                     $23       $25       $26       $28       $31           $144       $277            $277
  Average interest rate                   7.4%      7.4%      7.4%      7.4%      7.4%           7.4%       6.6%
  Amount at variable rate               $2,708    $1,140       $20       $22       $24           $573     $4,486          $4,486
  Average interest rate                   5.0%      5.1%      9.8%      9.8%      9.8%           9.8%       5.7%

Interest Rate Derivative Financial Instruments Related to Debt:
Interest Rate Swap:
  Notional amount                       $3,500                                                            $3,500            ($27)
  Fixed pay rate                          7.2%

Interest Rate Risk:

The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements. In 2000, the Company entered into an interest rate swap agreement with a bank to minimize exposure to interest rate changes for $3.5 million of debt. The swap agreement expired on January 19, 2003.

Foreign Currency Risk:

The Company manufactures products in the United States and Germany. Further, the Company engages in intracompany sales which are denominated in currencies other than those of the operating entity making the sale. As such, these transactions give rise to foreign currency risk. The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and Euro.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. Forward foreign exchange contracts for such transactions were not material at December 31, 2002 and 2001. The Company does not hedge intracompany sales nor does it enter into financial instruments for speculation or trading purposes.

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

                                      (7)

Inflation

Inflation had a negligible effect on the Company's operations during 2002 and 2001. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

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

                                      (8)

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
                                                                            2002           2001            2000
-------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $ 30,883,570   $ 33,081,603    $ 31,920,595

Costs and Expenses:
 Cost of Goods Sold:
    Before inventory write-off related to restructuring                  20,244,139     22,327,263      22,235,412
    Inventory write-off related to restructuring                            206,133         -               -
-------------------------------------------------------------------------------------------------------------------
                                                                         20,450,272     22,327,263      22,235,412
 Selling, General and Administrative Expenses                             9,528,080      8,284,751       7,256,187
 Restructuring charges                                                      349,212         -               -
-------------------------------------------------------------------------------------------------------------------
Income before Non Operating Items                                           556,006      2,469,589       2,428,996

Non Operating Items:
 Interest Expense                                                           605,344        790,910         926,949
 Other Income (Expense)-Net                                                 146,614         33,547        (406,211)
-------------------------------------------------------------------------------------------------------------------
 Income before Income Taxes                                                  97,276      1,712,226       1,095,836
 Income Taxes (Benefit)                                                    (562,218)       431,822          35,211
-------------------------------------------------------------------------------------------------------------------
Net Income                                                             $    659,494   $  1,280,404    $  1,060,625
===================================================================================================================

Earnings Per Share:
    Basic                                                                    $ 0.19         $ 0.37          $ 0.30
    Diluted                                                                  $ 0.19         $ 0.36          $ 0.30

See accompanying notes.

                                      (9)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
                                                                        2002            2001
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                    $    597,670    $    171,536
   Accounts receivable, less allowance                             6,410,210       6,438,951
   Inventories                                                     6,674,654       8,802,631
   Deferred income taxes                                             733,193         240,932
   Prepaid expenses and other current assets                         516,626         806,654
---------------------------------------------------------------------------------------------
Total current assets                                              14,932,353      16,460,704

Plant, Property and Equipment:
   Land                                                              197,968         170,439
   Buildings                                                       2,301,553       2,071,520
   Machinery and equipment                                         5,801,022       5,609,600
---------------------------------------------------------------------------------------------
Total plant, property and equipment                                8,300,543       7,851,559
Less accumulated depreciation                                      6,019,095       5,592,575
---------------------------------------------------------------------------------------------
Net plant, property and equipment                                  2,281,448       2,258,984
Deferred income taxes                                                 35,528               -
Goodwill                                                              88,828         157,017
Intangible assets, less accumulated amortization                     161,751         138,351
Prepaid pension assets                                                     -       1,158,314
Intangible pension asset                                             114,088               -
---------------------------------------------------------------------------------------------
Total Assets                                                    $ 17,613,996    $ 20,173,370
=============================================================================================

LIABILITIES
Current Liabilities:
   Notes payable                                                   $ 362,210       $ 463,705
   Accounts payable                                                1,295,974       2,038,524
   Other accrued liabilities                                       2,027,282       2,821,333
   Current portion of long-term debt                               2,730,977       2,377,002
---------------------------------------------------------------------------------------------
Total current liabilities                                          6,416,443       7,700,564
Deferred income taxes                                                      -         520,996
Long-term debt, less current portion                               2,032,486       2,874,875
Other                                                                685,262         405,036
---------------------------------------------------------------------------------------------
Total Liabilities                                                  9,134,191      11,501,471

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 8,000,000
  shares; issued - 3,652,312 shares in 2002 and 3,613,312
  shares in 2001, including Treasury Stock                         9,130,780       9,033,280
Treasury Stock, at cost, 269,061 shares in 2002 and
  203,261 shares in 2001                                          (1,151,709)       (936,996)
Additional paid-in capital                                         2,029,105       2,037,823
Accumulated other comprehensive loss                              (2,316,814)     (1,591,157)
Retained earnings                                                    788,443         128,949
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         8,479,805       8,671,899
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $ 17,613,996    $ 20,173,370
=============================================================================================

See accompanying notes.

                                      (10)

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2001 and 2000
                                 Outstanding                                            Accumulated Other    Retained
                                  Shares of                   Treasury  Additional Paid   Comprehensive      Earnings
                                Common Stock  Common Stock      Stock     In Capital          Loss           (Deficit)        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999        3,507,055  $9,030,155  $   (648,000)  $ 2,038,354      $ (1,290,438)   $ (2,212,080) $ 6,917,991
Net Income                                                                                                   1,060,625    1,060,625
Translation Adjustment                                                                         (88,590)                     (88,590)
                                                                                                                       ------------
   Comprehensive Income                                                                                                     972,035
Issuance of Common Stock               1,250       3,125                        (531)                                         2,594
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000        3,508,305   9,033,280      (648,000)    2,037,823        (1,379,028)     (1,151,455)   7,892,620
Net Income                                                                                                   1,280,404    1,280,404
Translation Adjustment                                                                         (91,321)                     (91,321)
Cumulative Effect of a
   Change in Accounting for
   Derivative Financial
   Instruments                                                                                (104,207)                    (104,207)
Change in Fair Value of
   Derivative Financial
   Instruments                                                                                 (86,502)                     (86,502)
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                                  69,901                       69,901
Unrealized Gains on
   Available-for-Sale
   Securities                                                                                  474,551                      474,551
Gains Reclassified to
   Comprehensive income                                                                       (474,551)                    (474,551)
                                                                                                                       ------------
      Comprehensive Income                                                                                                1,068,275
Purchase of Treasury Stock           (98,254)                 (288,996)                                                    (288,996)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001        3,410,051   9,033,280      (936,996)    2,037,823        (1,591,157)        128,949    8,671,899
Net Income                                                                                                     659,494      659,494
Translation Adjustment                                                                         119,864                      119,864
Change in Fair Value of
   Derivative Financial
   Instruments                                                                                 163,735                      163,735
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                                 (60,500)                     (60,500)
Change in
   Minimum Pension
   Liability                                                                                (1,509,574)                  (1,509,574)
Income Taxes Relating
   to Minimum Pension
   Liability                                                                                   560,818                      560,818
                                                                                                                       ------------
     Comprehensive Loss                                                                                                     (66,163)
Issuance of Common Stock              39,000      97,500                      (8,718)                                        88,782
Purchase of Treasury Stock           (65,800)                 (214,713)                                                    (214,713)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002        3,383,251  $9,130,780  $ (1,151,709)  $ 2,029,105      $ (2,316,814)   $    788,443  $ 8,479,805
===================================================================================================================================

See accompanying notes.

                                      (11)

Acme United Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31, 2002, 2001 and 2000
                                                                            2002          2001           2000
-----------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                              $   659,494   $ 1,280,404    $ 1,060,625
Adjustments to reconcile net income to net
 cash provided by operating activities
   Depreciation                                                             482,880       566,438        589,527
   Amortization                                                              79,607       157,568        159,409
   Deferred income taxes                                                   (548,467)      349,965              -
   Loss on disposal of plant, property and equipment                         25,464       333,906        374,769
   Gain on sale of marketable equity securities                                   -      (474,551)             -
   Non-cash restructuring charges                                           293,153             -              -
   Changes in operating assets and liabilities
     Accounts receivable                                                    133,698      (465,627)       742,891
     Inventories                                                          2,103,118     1,219,659     (1,706,739)
     Prepaid expenses and other current assets                               75,120      (374,117)       (60,816)
     Other assets                                                           (33,738)       93,269       (155,929)
     Accounts payable                                                      (786,147)     (221,195)      (503,553)
     Other accrued liabilities                                             (841,939)     (416,329)         6,506
-----------------------------------------------------------------------------------------------------------------
Total adjustments                                                           982,748       768,986       (553,936)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 1,642,242     2,049,390        506,689
-----------------------------------------------------------------------------------------------------------------
Investing activities:
Purchase of plant, property and equipment                                  (484,088)     (308,062)      (456,823)
Purchase of patents and trademarks                                         (114,216)            -              -
Proceeds from sales of plant, property and equipment                         58,597       139,987        311,179
Proceeds from sale of marketable equity securities                                -       474,551              -
-----------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                           (539,707)      306,476       (145,645)
-----------------------------------------------------------------------------------------------------------------
Financing activities:
Net (repayments) borrowings on notes payable and
  revolving credit facilities                                              (554,495)   (1,721,293)       326,135
Borrowings of long term debt                                                      -             -      1,025,000
Payments of long term debt                                                  (13,254)      (77,013)    (1,462,951)
Debt issuance costs                                                          11,209       (27,217)      (230,190)
Purchase of 65,800 common shares in 2002 and 98,254 common
  shares in 2001 for treasury                                              (214,713)     (288,996)             -
Issuance of Common Stock                                                     88,782             -          2,594
-----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                      (682,471)   (2,114,519)      (339,412)
Effect of exchange rate changes                                               6,069       (91,321)       (88,590)
-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                     426,134       150,026        (66,958)
Cash and cash equivalents at beginning of year                              171,536        21,510         88,468
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $   597,670   $   171,536    $    21,510
=================================================================================================================

See accompanying notes.

                                      (12)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations

The operations of Acme United Corporation (the Company) consist of a single reportable segment, which operates in the United States, Canada, and Germany. Principal products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers.

2.  Accounting Policies

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses) which are included in other income (expense) were $57,000 in 2002, $(153,000) in 2001 and $(8,000) in 2000.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $205,213 in 2002 and $209,508 in 2001.

Inventories - Inventories are stated at the lower of cost, determined by the first in, first out method, or market.

Plant, Property and Equipment and Depreciation - Plant, property and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years. In 2000 and in connection with continued expansion of sourcing of production to facilities outside the United States, the Company disposed of certain equipment no longer in use at a loss of $343,138 and segregated other equipment for transfer and installation in the foreign production facilities. The Company temporarily suspended depreciation on the equipment segregated. Depreciation thereon resumed when the equipment was placed in service in January, 2001. Had depreciation continued in 2000, depreciation expense would have been higher by approximately $200,000.

Asset Impairments - The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, at least annually, or when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2002 is 12 years.

                                      (13)

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS
142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2002. Had Statement No. 142 been in effect as of the beginning of 2000, amortization expense for the years ended December 31, 2001 and 2000 would have been reduced by $28,000, respectively, increasing net income by the same amount with no effect on earnings per share.

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in years in which the differences are expected to reverse.

Accounting for Stock-Based Compensation - At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in
Note 11. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

                                                        2002             2001            2000
==============================================================================================
Net income, as reported                            $ 659,494      $ 1,280,404     $ 1,060,625
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                   (88,646)        (231,390)       (182,555)
----------------------------------------------------------------------------------------------
Pro forma net income                               $ 570,848      $ 1,049,014     $   878,070
==============================================================================================

Basic-as reported                                  $    0.19      $      0.37     $      0.30
Basic-pro forma                                    $    0.17      $      0.29     $      0.25

Diluted-as reported                                $    0.19      $      0.36     $      0.30
Diluted-pro forma                                  $    0.16      $      0.29     $      0.25

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership transfers from the Company to its customer upon shipment of the Company's products.

Research and Development - Research and development costs ($385,066 in 2002, $147,115 in 2001 and $46,368 in 2000) are charged to operations as incurred.

Shipping Costs - Shipping costs ($1,272,115 in 2002, $1,189,930 in 2001, and $1,117,645 in 2000) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($766,058 in 2002, $506,557 in 2001, and $464,326 in 2000) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. Net sales for 2002, 2001 and 2000 include three major customers, Staples, Inc., Boise, and United Stationers, Inc., which aggregate approximately 44%, 43%, and 34%, respectively.

Consideration paid to a reseller - As of January 1, 2002, the Company also adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's statement of operations. The adoption of EITF 00-25 had no effect on net income or earnings per share. Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 have been reclassified to conform to the new classification resulting in a $3,083,000 and $2,492,000 decrease of selling, general and administrative expenses and net sales for these respective periods.

Derivatives - As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June, 1998 and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and 138, Accounting for Derivative Instruments and Certain Hedging Activities, issued in June, 1999 and June 2000, respectively (collectively referred to as Statement
133).
                                      (14)

As a result of adoption of Statement 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts, foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive(loss) income net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income(loss) as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.

The adoption of Statement 133 resulted in a cumulative effect of an accounting change of $104,207 decrease to other comprehensive income.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Inventories

Inventories consist of:

                                                    2002           2001
------------------------------------------------------------------------
Finished goods                               $ 5,306,846    $ 6,553,210
Work in process                                  373,860        404,103
Materials and supplies                           993,949      1,845,318
------------------------------------------------------------------------
                                             $ 6,674,654    $ 8,802,631
========================================================================

Inventories are stated net of valuation allowances for obsolescence of $407,881 in 2002 and $273,260 in 2001.

4.  Intangible Assets

Intangible assets consist of:

                                             2002        2001
--------------------------------------------------------------
Deferred financing costs                $  70,577   $ 234,363
Patents                                   109,151           -
Trademarks                                  5,065           -
--------------------------------------------------------------
                                          184,793     234,363
Accumulated amortization                   23,042      96,012
--------------------------------------------------------------
                                        $ 161,751   $ 138,351
==============================================================

During the year ended December 31, 2002, the Company refinanced its revolving loan and wrote-off unamortized deferred financing costs of $53,380. The Company capitalized additional financing costs of $48,773 on the new loan. Amortization expense for deferred financing costs for the years ended December 31, 2002, 2001, and 2000, was $139,589, $123,229, and $70,226, respectively. There was no amortization expense in 2002 on patents and trademarks. The estimated aggregate amortization expense for each of the next five succeeding years are as follows:
2003 - $27,597; 2004 - $23,213; 2005 - $16,882 - 2006 - $6,719 and 2007 $6,719.

                                      (15)

5.  Other Accrued Liabilities

Other accrued liabilities consist of:
                                                    2002             2001
--------------------------------------------------------------------------
Vendor rebates                               $ 1,438,154      $ 2,088,616
Other                                            589,127          732,717
--------------------------------------------------------------------------
                                             $ 2,027,281      $ 2,821,333
==========================================================================

6.  Pension and Profit Sharing

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

At December 31, 2002 and 2001, plan assets include 30,000 shares of the Company's Common Stock having a market value of $112,800 and $117,000 at those dates, respectively.

Other disclosures related to the pension plan follow:

                                                            2002           2001
                                                 -------------------------------
Changes in benefit obligation

Benefit obligation at beginning of year             $ (3,647,962)  $ (4,398,446)
Interest cost                                           (253,046)      (319,163)
Service cost                                             (35,000)       (35,000)
Amendments                                                     -       (131,640)
Settlements                                                    -        793,165
Actuarial loss                                          (230,337)       (47,895)
Benefits and plan expenses paid                          456,275        491,017
-------------------------------------------------------------------------------
Benefit obligation at end of year                     (3,710,070)    (3,647,962)
-------------------------------------------------------------------------------

Changes in plan assets
Fair value of plan assets at beginning of year         4,212,515      5,961,279
Actual return on plan assets                            (477,780)      (464,582)
Plan participants' contributions                               -       (793,165)
Benefits and plan expenses paid                         (456,275)      (491,017)
-------------------------------------------------------------------------------
Fair value of plan assets at end of year               3,278,460      4,212,515
-------------------------------------------------------------------------------
Funded status                                           (431,610)       564,553
Unrecognized actuarial loss                            1,509,574        470,897
Unrecognized prior service costs                         114,088        122,864
Minimum pension liability, including intangible
  pension asset of $114,088                           (1,623,662)             -
-------------------------------------------------------------------------------
(Accrued)prepaid benefit costs                      $   (431,610)  $  1,158,314
===============================================================================

                                      (16)

                                                 2002         2001        2000
================================================================================
Assumptions:
  Discount rate                                  6.50%        7.25%       7.25%
  Expected return on plan assets                 8.50%        8.50%       8.50%
--------------------------------------------------------------------------------
Components of net benefit income:
Interest cost                                $ 253,046    $ 319,163   $ 326,614
Service cost                                    35,000       35,000      35,000
Expected return on plan assets                (339,765)    (487,315)   (506,418)
Amortization of prior service costs              8,776        8,776     -
Amortization of actuarial gain                   9,205      -           (11,125)
Settlement loss                               -             102,386     -
--------------------------------------------------------------------------------
                                             $ (33,738)   $ (21,990) $ (155,929)
================================================================================

In 2001, the pension plan made settlement distributions of $793,165 to certain plan beneficiaries. Such payments resulted in a $102,386 settlement loss.

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee. Through December 31, 2001, contributions amounted to 2% of eligible employee earnings and a 50% match up to the first 2% of employee contributions. For the year ended December 31, 2002, contributions amounted to a 50% match up to the first 3% of employee contributions. Total contribution expense under this plan approximated $53,000, $51,000, $42,000 for 2002, 2001 and 2000, respectively.

7.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                      2002          2001          2000
-----------------------------------------------------------------------
Current:
Federal                          $ (31,751)    $  31,708      $ 23,500
    State                           18,000        50,213        11,500
    Foreign                              0           (64)          211
-----------------------------------------------------------------------
                                   (13,751)       81,857        35,211
-----------------------------------------------------------------------

Deferred:
Federal                           (437,330)      300,887             -
    State                         (116,519)       49,078             -
    Foreign                          5,382             -             -
-----------------------------------------------------------------------
                                  (548,467)      349,965             0
-----------------------------------------------------------------------
                                 $(562,218)    $ 431,822      $ 35,211
=======================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income (loss) before income taxes follows:

                                      2002          2001          2000
-----------------------------------------------------------------------
United States                    $ 942,776   $ 2,269,128   $ 1,452,272
Foreign                           (845,500)     (556,902)     (356,436)
-----------------------------------------------------------------------
                                 $  97,276   $ 1,712,226   $ 1,095,836
=======================================================================

                                      (17)

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in operations.

                                      2002          2001          2000
-----------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate             $  33,074     $ 582,157     $ 372,584
State and local
  taxes, net of
  federal income
  tax effect                       (29,123)       70,528        70,443
Foreign rate differential           (2,709)       16,373        (9,571)
Changes in
  foreign statutory
  tax rate                               -             -       688,303
Write-off
  intercompany
  investment                      (567,438)            -             -
Deferred income
  tax asset valuation
  allowance                        (25,609)     (413,274)   (1,023,325)
Foreign
  permanent differences             43,669        94,765       (69,507)
Other                              (14,082)       81,273         6,284
-----------------------------------------------------------------------
Provision (benefit)
 for income taxes                $(562,218)    $ 431,822     $  35,211
=======================================================================

Income taxes paid, net of refunds received, were $24,501 in 2002, $11,341 in 2001, and $69,754 in 2000.

                                      (18)

                                      2002          2001
---------------------------------------------------------
Deferred income tax liabilities:
Plant, property
  and equipment                  $ 213,868     $ 150,594
Pension                                  -       416,398
Other                               47,800             -
---------------------------------------------------------
                                   261,668       566,992

Deferred income tax assets:
Asset valuations                   307,410       125,982
Financial instruments                9,401        69,901
Operating loss
  carryforwards and credits      1,676,130     1,569,697
Pension                            560,818             -
Other                                3,687        74,014
---------------------------------------------------------
                                 2,557,446     1,839,594
---------------------------------------------------------
Net deferred
  income tax asset before
  valuation allowance            2,295,778     1,272,602
Valuation allowance             (1,527,057)   (1,552,666)
---------------------------------------------------------
Net deferred
  income tax asset (liability)   $ 768,721     $(280,064)
=========================================================

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $1,287,000 and $1,258,000 are considered permanently reinvested as of December 31, 2002 and 2001, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance and carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

At December 31, 2002, the Company has tax operating loss carryforwards aggregating $4,880,000 of which $1,237,000 relate to United States Federal income taxes which expires in 2018 and $621,000 relate to state income taxes which expires in 2008. Carry forwards applicable to Germany of $2,628,000 can be carried forward indefinitely: Carry forwards applicable to Canada of $394,000 expires from 2005 - 2007.

8.  Debt

Long term debt consists of:
                                                         2002          2001
----------------------------------------------------------------------------
Notes payable:
North American arrangements                       $ 4,486,485   $ 4,889,035
Other                                                 276,978       362,842
----------------------------------------------------------------------------
                                                    4,763,463     5,251,877
Less current portion                                2,730,977     2,377,002
----------------------------------------------------------------------------
                                                  $ 2,032,486   $ 2,874,875
============================================================================

                                      (19)

On August 2, 2002, the Company entered into a new revolving loan agreement (the Agreement). The Agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventories. All outstanding borrowings are due July 31, 2005. At December 31, 2002, $3,814,612 is outstanding and $2,567,978 is available under the Agreement based on this formula. Throughout 2003, the Company expects to have a minimum of $1,783,000 outstanding under the Agreement. As such, amounts borrowed in excess of $1,783,000 are classified as part of the current portion of long-term debt. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.75 percent (3.13% at December 31, 2002).

The Company also transferred its interest rate swap agreement, which fixes the effective interest rate at 7.18 percent for $3,500,000 of debt under the Agreement. The swap agreement expires January 19, 2003.

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with another bank to refinance a mortgage. The loan is payable in monthly installments of $6,928, including interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0%, adjusting every five years, through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. At December 31, 2002 and 2001, the interest rate was 9.78%. The loan is collateralized by a First Trust Deed and Assignment of Rents on the property located 701 South Wilson Street in Fremont, North Carolina.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company believes these financial covenants will continue to be met.

Maturities of long-term debt for the next five years follow: 2003 - $2,730,977; 2004 - $1,165,137; 2005 - $46,073 - 2006 - $49,821 and 2007 $54,682.

Interest paid was $605,344 in 2002, $762,855 in 2001, and $822,399 in 2000.

9.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $165,854 in 2002, $170,111 in 2001, and $203,135 in 2000. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2002 to their expiration follow: 2003 - $154,840; 2004 - $104,892; 2005 - $88,920; 2006 - $58,997; and 2007 - $1,4550.

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While one lawsuit remains, it is still in a preliminary stage and it has not been determined whether the Company's products were involved. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

                                      (20)

10.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                                     2002       2001       2000
--------------------------------------------------------------------------------

United States                                    $ 22,773   $ 23,428   $ 20,963
Canada                                              5,098      5,511      5,402
England                                               758      1,986      3,184
Germany                                             2,255      2,157      2,372
--------------------------------------------------------------------------------
                                                 $ 30,884   $ 33,082   $ 31,921
================================================================================

Long-lived assets by geographic area follow (000's omitted):

                                                     2002       2001       2000
--------------------------------------------------------------------------------

United States                                     $ 1,326    $ 1,446    $ 2,114
Canada                                                157         67         87
England                                                 -          6         22
Germany                                               798        740        899
--------------------------------------------------------------------------------
                                                  $ 2,281    $ 2,259    $ 3,122
================================================================================

11.  Stock Option Plans

The Company's amended and restated stock option plan, which provides incentive and nonqualified stock options for up to 790,000 shares of the Company's Common Stock to officers and key employees (the Employee's Plan) terminated on February 24, 2002. Options previously granted under the Employee's Plan continue to vest and to be exercisable in accordance with their terms, however, no new options may be granted under the Employee's Plan. The Employee's Plan provided for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. Generally, options granted under the Employee's Plan prior to June 24, 1996 vested immediately or within a year; after June 24, 1996, 25% of options granted vest immediately with the balance vesting over the next three years. The term of options issued cannot exceed 10 years from the date of grant.

Effective February 26, 2002, the Company adopted a new officers and key employees stock option plan which provides incentive and nonqualified stock options for up to 150,000 shares of the Company's Common Stock to officers and key employees (the New Employee's Plan). The New Employee's Plan provided for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. The term of options issued cannot exceed 10 years from the date of grant.

The Company also has a stock option plan which provides nonqualified stock options for up to 160,000 shares of the Company's Common Stock to non-salaried directors (the Director's Plan). The original Director's Plan, as approved at the 1996 Annual Meeting, granted 10,000 options to new directors elected to the Board at the 1996 Annual Meeting and for subsequent Annual Meetings, which vested one year after the grant date. The Director's Plan was amended in 1997 to grant 10,000 options to directors elected at the 1997 Annual Meeting, who were first elected prior to the 1996 Annual Meeting, which vested immediately. The Director's Plan was amended again in 1998 to grant 2,500 options to each director re-elected to the Board at the annual meeting. These options vest immediately.

During 2002 and 2001, an additional 2,500 and 7,500 options were granted to each director, respectively. The Director's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair value at the date of grant.

A summary of changes in options issued under the Company's two stock option plans follows:

                                      (21)

                                          2002             2001            2000
--------------------------------------------------------------------------------
Options outstanding  at the
  beginning of the year                829,850          640,350         471,325
Options granted                         30,500          232,000         187,900
Options canceled                       (55,000)         (42,500)        (17,625)
Options exercised                      (39,000)               0          (1,250)
--------------------------------------------------------------------------------
Options outstanding at
  the end of the year                  766,350          829,850         640,350
================================================================================
Options exercisable at the
  end of the year                      635,000          535,650         436,125
================================================================================
Common stock available for future
  grants at the end of the year        167,000           21,025          50,525
================================================================================
Average price of options:
  granted                               $ 3.94           $ 2.97          $ 2.47
  canceled                                3.35             4.09            2.72
  exercised                               2.28                -            2.08
  outstanding                             3.23             3.16            3.30
  exercisable                             3.29             3.41            3.70


                                               Options Outstanding                      Options Exercisable
-------------------------------------------------------------------------------     ----------------------------
                                                    Weighted-
                                                     Average                                          Weighted-
                                                    Remaining       Weighted-                          Average
                                         Number    Contractual       Average                Number    Exercise
Range of Exercise Prices              Outstanding  Life (Years)  Exercise Price          Exercisable    Price
-------------------------------------------------------------------------------     ----------------------------
$1.25 to $2.49                           218,900         7             $ 2.13               196,550     $ 2.13
$2.50 to $3.65                           334,950         7               3.15               239,450       3.21
$3.66 to $5.00                           141,000         5               3.87               127,500       3.88
$5.01 to $7.25                            71,500         4               5.69                71,500       5.69
-------------------------------------------------------------------------------     ----------------------------
                                         766,350                                            635,000
                                   ================                                    ===============

The weighted average remaining contractual life of outstanding stock options is 6 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2002, 2001 and 2000.

                                      (22)

The weighted average fair value at the date of grant for options granted during 2002, 2001, and 2000 is $1.82, $1.57, $1.44 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        2002            2001            2000
                              -----------------------------------------------
Expected Life in Years                     5               5               5
Interest Rate                          3.00%           3.00%           4.98%
Volatility                             0.491           0.585           0.618
Dividend Yield                            0%              0%              0%

12.  Earnings Per Share

The calculation of earnings per share follows:

                                                          2002          2001          2000
-------------------------------------------------------------------------------------------
Numerator:
   Net income                                       $  659,494    $1,280,404    $1,060,625
-------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     Weighted average shares outstanding             3,400,151     3,487,658     3,507,326
   Effect of dilutive employee stock options           155,575       107,952        61,217
-------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share       3,555,726     3,595,610     3,568,543
-------------------------------------------------------------------------------------------
   Basic earnings per share                         $     0.19    $     0.37    $     0.30
-------------------------------------------------------------------------------------------
   Dilutive earnings per share                      $     0.19    $     0.36    $     0.30
-------------------------------------------------------------------------------------------

For 2002, 2001, and 2000, 610,775, 721,898 and 579,133 stock options, respectively, were excluded from diluted earnings per share calculations because they would have been anti-dilative.

                                      (23)

13.    Accumulated Other Comprehensive Loss

The components of the accumulated other comprehensive loss follow:

                                                                              Gains on
                                                            Derivative        Available-        Minimum
                                          Translation       Financial         for-Sale          Pension
                                           Adjustment       Instrument        Securities        Liability       Total
----------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000              $ (1,379,028)                                                          $ (1,379,028)
Cumulative Effect of a
   Change in Accounting for
   Derivative Financial
   Instruments                                               ($104,207)                                             (104,207)
Change in Fair Value of
   Derivative Financial
   Instruments                                                 (86,502)                                              (86,502)
Income Taxes Relating
   to Derivative Financial
   Instruments                                                  69,901                                                69,901
Unrealized Gains on
   Available-for-Sale
   Securities                                                                  $ 474,551                             474,551
Gains Reclassified Into
   Earnings From Other
   Comprehensive income                                                         (474,551)                           (474,551)
Translation Adjustment                        (91,321)                                                               (91,321)
                                         -----------------------------------------------------------------------------------
Balances, December 31, 2001                (1,470,349)        (120,808)                -                -         (1,591,157)
Change in Fair Value of
   Derivative Financial
   Instruments                                                 163,735                                               163,735
Income Taxes Relating
   to Derivative Financial
   Instruments                                                 (60,500)                                              (60,500)
Change in Fair Value of
   Minimum Pension
   Liability                                                                                   (1,509,574)        (1,509,574)
Income Taxes Relating
   to Minimum Pension
   Liability                                                                                      560,818            560,818
Translation Adjustment                        119,864                                                                119,864
                                         -----------------------------------------------------------------------------------
Balances, December 31, 2002              $ (1,350,485)       $ (17,573)      $         -       $ (948,756)      $ (2,316,814)
                                         ===================================================================================

In 2001, the Company exercised stock warrants which were received as part of the proceeds from the sale of the Company's medical business in 1999. The common stock of the buyer received as a result of this exercise was sold later in 2001 realizing a $474,551 gain.

                                      (24)

14.  Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate fair value.

Long-and short-term debt: The carrying amounts of the Company's borrowings under its short-term notes payable and revolving credit arrangements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Foreign exchange contracts and interest rate swaps: The fair values of the Company's foreign currency contracts and interest rate swaps are estimated based on dealer quotes.

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                             2002                         2001
                                    -----------------------      -----------------------
                                     Carrying        Fair         Carrying        Fair
                                      Amount         Value         Amount         Value
----------------------------------------------------------------------------------------
Cash and cash equivalent                $ 598        $ 598           $ 172        $ 172
Accounts receivable                     6,410        6,410           6,439        6,439
Accounts payable                       (1,296)      (1,296)         (2,039)      (2,039)
Short term notes payable                 (362)        (362)           (464)        (464)
Long term debt                         (4,763)      (4,763)         (5,252)      (5,207)
Interest rate swap obligation             (27)         (27)           (190)        (190)
Foreign exchange contracts                  -            -              24           24

Derivative Financial Instruments

Derivative financial instruments consist of interest rate swaps and in 2001 foreign exchange contracts. The Company uses such derivatives for fair value or cash flow hedging purposes as part of its risk management strategy. Following is a summary of the Company's risk management strategies and the effect of them on the Company's consolidated financial statements.

Fair Value Hedging Strategy

At times, the Company utilizes forward foreign exchange contracts to hedge certain firm commitments with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. There were no forward foreign exchange contracts held at December 31, 2002; those held at December 31, 2001 were not material.

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

Ineffective portions of fair value hedges were not material in 2002.

                                      (25)

Cash Flow Hedging Strategy

In 2000, the Company entered into interest-rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis through January 19, 2003, the loan maturity date, thus reducing the impact of interest-rate changes on future income.

During 2002, 2001 and 2000, the Company recognized expense of $174,122, $95,471 and $4,875 respectively, related to the net amounts paid and accrued on interest rate swaps, which are included in interest expense in each year's respective consolidated statements of income. There was no ineffectiveness in 2002 relating to the interest rate swap.

15.  Restructuring Charges

In 2002, restructuring charges of approximately $555,000 were recorded as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited (AUL), a United Kingdom subsidiary. The restructuring charges consisted of a write-down of inventories of $206,000, accounting and legal costs of $95,000, lease cancellation costs of $90,000, a write-off of goodwill of $69,000, severance costs of $55,000, other closing costs of $22,000, a write-off of uncollectible accounts receivable of $9,000 and write-offs of equipment of $9,000. As of December 31, 2002, the restructuring was substantially complete and approximately $36,000 remained in accrued restructuring charges, primarily related to accounting and legal costs. The Company terminated five employees as part of the restructuring. There will be no further terminations and all severance costs related to the restructuring have been paid. The Company expects to continue to retain the majority of AUL's customers and sell products to them through its German subsidiary.

16.  Quarterly Dated (unaudited)

                                            Quarters ($000's omitted, except per share data)

2002                                 First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------
Net Sales                          $ 6,754       $ 9,398      $ 7,867        $ 6,865      $ 30,884
---------------------------------------------------------------------------------------------------
Cost of Goods Sold                   4,612         6,233        5,204          4,401        20,450
---------------------------------------------------------------------------------------------------
Net Income                             122           227          270             40           659
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share           $  0.03       $  0.07      $  0.08        $  0.01      $   0.19
Diluted Earnings Per Share         $  0.03       $  0.06      $  0.08        $  0.01      $   0.19

2001
---------------------------------------------------------------------------------------------------
Net Sales                          $ 7,313       $ 9,492      $ 8,265        $ 8,012      $ 33,082
---------------------------------------------------------------------------------------------------
Cost of Goods Sold                   5,114         6,575        5,543          5,095        22,327
---------------------------------------------------------------------------------------------------
Net Income                             230           465          405            180         1,280
---------------------------------------------------------------------------------------------------
Basic Earnings Per Share           $  0.07       $  0.13      $  0.12        $  0.07      $   0.37
Diluted Earnings Per Share         $  0.06       $  0.13      $  0.11        $  0.06      $   0.36

As a result of an unexpected increase in sales in the US in the fourth quarter of 2001, the Company recorded a change in estimate in its effective tax rate in the fourth quarter of $338,299.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

                                      (26)

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/Ernst & Young LLP

Hartford, Connecticut
February 13, 2003

                                      (27)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2002.

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

Name                      Age Position Held with Company
------------------------- --- --------------------------------------------------

Walter C. Johnsen         52  President, Chief Executive Officer and Director
Gary D. Penisten          71  Chairman of the Board and Director
Brian S. Olschan          46  Executive Vice President, Chief Operating Officer
                                and Director
Paul G. Driscoll          42  Vice President, Chief Financial Officer, Secretary
                                and Treasurer
George R. Dunbar          79  Director
Richmond Y. Holden, Jr.   49  Director
Wayne R. Moore            72  Director
Stevenson E. Ward III     58  Director

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002. Mr. Driscoll joined Acme as Director International Finance on March 19, 2001. From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery including two years in Japan as Director of Finance and Operations. Prior to Gallo he served in several increasingly responsible positions in Sterling Winthrop Inc. and Sanofi S.A.

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

                                      (28)

Stevenson E. Ward III has served as director since 2001. He is presently Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. From 1999 through 2000, Mr. Ward served as Senior Vice President - Administration of Sanofi-Synthelabo, Inc. He also served as Executive Vice President (1996 - 1999) and Chief Financial Officer (1994 - 1995) of Sanofi, Inc. and Vice President, Pharmaceutical Group, Sterling Winthrop, Inc. (1992 -
1994). Prior to joining Sterling he was employed by General Electric.

Item 11.  Executive Compensation

          (Refer to Proxy Statement pages 6-10)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Refer to Proxy Statement pages 1-2)

Item 13.  Certain Relationships and Related Transactions

          (None)

Item 14.  Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

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

(b) Changes in Internal Controls

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                      (29)

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Documents filed as part of this report:

      1.  Financial Statements

                                                                         Page(s)

          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
          Report of Ernst & Young LLP, Independent Auditors

      2.  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

      3.  Exhibits
          Exhibit 21 - Parents and Subsidiaries
          Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors
          Exhibit 99.1 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 - Walter C. Johnsen
          Exhibit 99.2 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 - Paul G. Driscoll

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

  (b) No Form 8-K was filed by the Company during the quarter ended December 31, 2002.

                                      (30)

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2002, 2001 and 2000
                                                      Balance at          Charged to        Deductions         Balance
                                                      Beginning of        Costs and         and Other          at End of
                                                      Period              Expenses          Adjustments        Period
---------------------------------------------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts                       $  209,508          $ 71,998         $   76,293         $  205,213
Allowance for inventory obsolescence                     273,260           216,512             81,891             407,881
Deferred income tax asset valuation allowance          1,552,666                 -             25,609           1,527,057
---------------------------------------------------------------------------------------------------------------------------
2001
Allowance for doubtful accounts                          178,227           106,557             75,276             209,508
Allowance for inventory obsolescence                     439,790                 -            166,530             273,260
Deferred income tax asset valuation allowance          1,965,940                 -            413,274           1,552,666
---------------------------------------------------------------------------------------------------------------------------
2000
Allowance for doubtful accounts                          125,862           235,595            183,230            178,227
Allowance for inventory obsolescence                     384,876            62,404              7,490            439,790
Deferred income tax asset valuation allowance          2,989,265                 -          1,023,325          1,965,940
---------------------------------------------------------------------------------------------------------------------------

                                      (31)

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

EXHIBIT 23


               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918, 333-26737, and 333-70346) pertaining to the
Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505, 333-26739, and 333-70348) pertaining to the Acme United Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated February 13, 2003, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2002.


                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
March 12, 2003

                                      (32)

Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated: March 10, 2003

                                      (33)

Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2002 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated: March 10, 2003

                                      (34)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2003.


ACME UNITED CORPORATION
(Registrant)

Signatures                                   Titles

s/ Walter C. Johnsen
-------------------------------
Walter C. Johnsen                            President, Chief Executive Officer
                                             and Director
s/ Gary D. Penisten
-------------------------------
Gary D. Penisten                             Chairman of the Board and Director

s/ Brian S. Olschan
-------------------------------
Brian S. Olschan                             Executive Vice President, Chief
                                             Operating Officer and Director
s/ Paul G. Driscoll
-------------------------------
Paul G. Driscoll                             Vice President, Chief Financial
                                             Officer, Secretary and Treasurer
s/ George R. Dunbar
-------------------------------
George R. Dunbar                             Director

s/ Richmond Y. Holden, Jr.
-------------------------------
Richmond Y. Holden, Jr.                      Director

s/ Wayne R. Moore
-------------------------------
Wayne R. Moore                               Director

s/ Stevenson E. Ward III
-------------------------------
Stevenson E. Ward III                        Director

                                      (35)

OFFICERS

Walter C. Johnsen                        Brian S. Olschan                       James A. Benkovic
President and Chief                      Executive Vice President and           Vice President-Consumer Sales
Executive Officer                        Chief  Operating Officer

Gary D. Penisten                         Paul G. Driscoll                       Larry H. Buchtmann
Chairman of the Board                    Vice President and Chief Financial     Vice President-Manufacturing
                                         Officer, Secretary and Treasurer

INTERNATIONAL KEY MANAGEMENT

Harry G. Wanless                         Wolfgang M. Lange                      Anthony G. Poole
General Manager                          Managing Director                      General Manager
Acme United Limited                      Emil Schlemper GmbH                    Acme United Europe
(Canada)                                 (Germany)                              (England)


DIRECTORS

George R. Dunbar                         Walter C. Johnsen                      Gary D. Penisten
President                                President and Chief Executive          Chairman of the Board
Dunbar Associates                        Officer                                Acme United Corporation
Monroe, Connecticut                      Acme United Corporation
President (1972-1987)
Bryant Electric Division                 Wayne R. Moore                         Stevenson E. Ward III
Westinghouse Electric Corporation        Director and Chairman Emeritus         Vice President and
                                         The Producto Machine Company           Chief Financial Officer
Richmond Y. Holden, Jr.                  Bridgeport, Connecticut                Triton Thalassic Technologies, Inc.
President and Chief Executive
  Officer                                Brian S. Olschan
J.L. Hammett Co.                         Executive Vice President and
                                         Chief Operating Officer


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

TRANSFER AGENTS                          COUNSEL                                ANNUAL MEETING
American Stock Transfer Company          Brody, Wilkinson and Ober, P.C.        will be held at 11 a.m., Monday,
40 Wall Street                           Southport, Connecticut                 April 28, 2003 at The American
New York, NY  10005                                                             Stock Exchange
                                                                                86 Trinity Place
                                                                                New York, NY  10006

                                      (36)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, WALTER C. JOHNSEN, certify that:

     1. I have reviewed this annual report on Form 10-K of Acme United Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report December 31, 2002; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of December 31, 2002;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated: March 10, 2003

                                      (37)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PAUL G. DRISCOLL, certify that:

     1. I have reviewed this annual report on Form 10-K of Acme United Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this annual report December 31, 2002; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of December 31, 2002;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated: March 10, 2003

                                      (38)