Form 10-Q
period 2003-03-31
ACME UNITED CORP
filed 2003-04-30
CIK 2098

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                          Commission file number Q4823

                             ACME UNITED CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------

                 CONNECTICUT                                     06-0236700
                 -----------                                     -----------
         (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

1931 BLACK ROCK TURNPIKE, Fairfield, Connecticut                    06825
------------------------------------------------                    -----
    (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (203) 332-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,373,251 shares outstanding as of April 30, 2003 of its $2.50 par value Common Stock.

                                      (1)

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets..........................   3
            Condensed Consolidated Statements of Operations
               and Comprehensive Income....................................   5
            Condensed Consolidated Statements of Cash Flows................   6
            Notes to Condensed Consolidated Financial Statements...........   7
  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   9
  Item 3. Quantitative and Qualitative Disclosure About Market Risk........  11
  Item 4. Controls and Procedures..........................................  11

Part II -- OTHER INFORMATION
  Item 1. Legal Proceedings................................................  12
  Item 2. Changes in Securities............................................  12
  Item 3. Defaults Upon Senior Securities..................................  12
  Item 4. Submission of Matters to a Vote of Security Holders..............  12
  Item 5. Other Information................................................  12
  Item 6. Exhibits and Reports on Form 8-K.................................  12
  Signatures...............................................................  13

                                      (2)

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                             March 31       December 31
                                                               2003             2002
                                                          --------------- ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    789        $    597
  Accounts receivable, less allowance                              6,059           6,410
  Inventories:
     Finished goods                                                5,791           5,307
     Work in process                                                 489             374
     Raw materials and supplies                                      932             994
                                                          --------------- ---------------
                                                                   7,212           6,675
  Prepaid expenses and other current assets                          571             517
  Deferred income taxes                                              459             733
                                                          --------------- ---------------
          Total current assets                                    15,090          14,932
                                                          --------------- ---------------
Property, plant and equipment:
  Land                                                               205             198
  Buildings                                                        2,286           2,302
  Machinery and equipment                                          5,251           5,801
                                                          --------------- ---------------
                                                                   7,742           8,301
  Less accumulated depreciation                                    5,473           6,019
                                                          --------------- ---------------
                                                                   2,269           2,282
Other assets                                                         286             311
Deferred income taxes                                                 26               -
Goodwill                                                              89              89
                                                          --------------- ---------------
            Total assets                                        $ 17,760        $ 17,614
                                                          =============== ===============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                             March 31       December 31
                                                               2003             2002
                                                          --------------- ---------------
LIABILITIES

Current liabilities:
  Notes payable                                                 $      -        $    362
  Accounts payable                                                 1,206           1,296
  Other accrued liabilities                                        1,587           2,027
  Current portion of long-term debt                                3,397           2,731
                                                          --------------- --------------
      Total current liabilities                                    6,190           6,416
  Long-term debt, less current portion                             2,061           2,033
  Other                                                              732             685
                                                          --------------- ---------------
       Total liabilities                                           8,983           9,134

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,613,312 shares,
    including treasury stock                                       9,131           9,131
  Treasury stock, at cost - 279,061 shares
     in 2003 and 269,061 shares in 2002                           (1,184)         (1,152)
  Additional paid-in capital                                       2,029           2,029
  Retained earnings                                                  866             788
  Accumulated other comprehensive loss:
    Translation adjustment                                        (1,116)         (1,350)
    Minimum pension liability                                       (949)           (949)
    Derivative financial instrument                                    -             (17)
                                                          --------------- ---------------
                                                                  (2,065)         (2,316)
                                                          --------------- ---------------
      Total stockholders' equity                                   8,777           8,480
                                                          --------------- ---------------
        Total liabilities and stockholders' equity              $ 17,760        $ 17,614
                                                          =============== ===============

See notes to condensed consolidated financial statements.

                                      (4)

                       ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                             (UNAUDITED)
        (all amounts in thousands of dollars, except per share amounts)
                                                                         Three Months Ended
                                                                              March 31
                                                                       -----------------------
                                                                            2003         2002
                                                                       ----------  -----------
Net sales                                                                $ 7,189      $ 6,754

Costs and expenses:
  Cost of goods sold                                                       4,307        4,612
  Selling, general and administrative expenses                             2,301        1,943
                                                                       ----------  -----------
                                                                           6,608        6,555
                                                                       ----------  -----------
Income before non operating items                                            581          199
Non operating items:
  Interest expense                                                            79          146
  Other (income)expense                                                      150          (84)
                                                                       ----------  -----------
                                                                             229           62
                                                                       ----------  -----------
Income before income taxes                                                   352          137
Income tax expense                                                           274           15
                                                                       ----------  -----------
Net income                                                                    78          122

Other comprehensive (expense) income -
  Foreign currency translation                                               234          (36)
  Change in fair value of derivative financial instrument
    less deferred income taxes of $9 in 2003 and $19 in 2002                  17           31
                                                                       ----------  -----------
Comprehensive income                                                     $   329      $   117
                                                                       ==========  ===========

Basic earnings per share                                                 $  0.02      $  0.03
                                                                       ==========  ===========

Diluted earnings per share                                               $  0.02      $  0.03
                                                                       ==========  ===========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                        3,378        3,410
Weighted average number of dilutive stock options
  outstanding                                                                102          202
                                                                       ----------  -----------
Denominator used for diluted per share computations                        3,480        3,612
                                                                       ==========  ===========

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (UNAUDITED) (all amounts in thousands of dollars)
                                                                                 Three Months Ended
                                                                                      March 31
                                                                            -----------------------------
                                                                                2003           2002
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                        $  78          $ 122
  Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation                                                                  104            125
        Amortization                                                                    6             34
        Deferred income taxes                                                         274
        Changes in operating assets and liabilities:
          Accounts receivable                                                         391           (839)
          Inventories                                                                (410)           455
          Prepaid expenses and other current assets                                     2           (157)
          Other assets                                                                 33
          Accounts payable                                                            117           (532)
          Other accrued liabilities                                                  (591)          (382)
                                                                            -------------- --------------
          Total adjustments                                                           (74)        (1,296)
                                                                            -------------- --------------
        Net cash provided (used) by operating activities                                4         (1,174)
                                                                            -------------- --------------

Investing Activities:
  Purchase of plant, property and equipment                                          (114)           (54)
  Purchase of patents and trademarks                                                  (17)
                                                                            -------------- --------------
        Net cash (used) by investing activities                                      (131)           (54)
                                                                            -------------- --------------

Financing Activities:
  Net short-term borrowings                                                           321          1,248
  Payments of long-term debt                                                                         (29)
  Purchase of 10,000 shares of common stock in 2003 for treasury                      (32)
                                                                            -------------- --------------
        Net cash provided by financing activities                                     289          1,219
                                                                            -------------- --------------
Effect of exchange rate changes                                                        30            (36)
                                                                            -------------- --------------
Net change in cash and cash equivalents                                               192            (45)

Cash and cash equivalents at beginning of period                                      597            172
                                                                            -------------- --------------
Cash and cash equivalents at end of period                                          $ 789          $ 127
                                                                            ============== ==============

See notes to condensed consolidated financial statements

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for such disclosures. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company has been involved in numerous legal actions relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants. The Company has been released from the majority of the lawsuits. While one lawsuit remains, it is still in the preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

Note 3 -- Accounting for Stock-Based Compensation

 At March 31, 2003, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

                                                                                       March 31         March 31
                                                                                         2003             2002
==================================================================================================================
Net income, as reported                                                                $ 77,834         $ 121,677
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related income tax effects          18,977            23,025
------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                   $ 58,857         $  98,652
==================================================================================================================

Basic-as reported                                                                      $   0.02         $    0.03
Basic-pro forma                                                                        $   0.02         $    0.03

Diluted-as reported                                                                    $   0.02         $    0.03
Diluted-pro forma                                                                      $   0.02         $    0.03

Note 4 -- Litigation Settlement

As a result of significant developments in the first quarter of 2003 the Company's German subsidiary settled litigation for $175,000. This exceeded previous accruals by $153,000 and has been charged to expense.

Note 5 -- Income taxes

In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In
2003, consolidated income before income taxes includes losses of foreign subsidiaries with no income tax benefit resulting in a high effective income tax rate.

                                      (7)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2003

Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 2003 were $7,189,000 compared with $6,755,000 for 2002, a 6% increase. Excluding the favorable effect of currency gains in Canada and Europe the net sales increase represented 4%. The sales increase was mainly driven by a 13% increase in the U.S. due to the success of new product launches. International sales were down 18% in local currency principally due to discontinuing certain product lines in the UK business and a weak economy in Germany.

Gross Profit

The gross profit for the first quarter of 2003 was $2,882,000 (40% of net sales) compared to $2,143,000 (32% of net sales) for the first quarter of 2002. The introduction of new products coupled with higher sales to a significant customer in the U.S., positive impacts from product rationalization efforts in Europe and overall productivity gains were the main reasons for the improved gross margins. The U.S. accounted for approximately 60% of the 8% point improvement. Gross margin is expected to vary in future quarters depending on product, customer and entity mix.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2003 were $2,301,000 (32% of net sales) compared with $1,943,000 (29% of net sales) for the same period of 2002, an increase of $358,000. Major contributors to the increase were market research, new product development and the addition of sales executives in Canada and Europe.

Interest Expense

Interest expense for the first quarter of 2003 was $79,000, compared with $147,000 for 2002, a $68,000 decrease. This is mainly attributable to the decline in debt and lower interest rates. Total debt declined to $5,548,000 million at March 31, 2003 compared to $6,871,000 million at March 31, 2002.

Other Expense

Net other expense was $150,000 in the first quarter of 2003 compared to net other income of $84,000 in the first quarter of 2002. The change from 2002 relates to the settlement of a lawsuit in Germany in late March of 2003 and the gain on sale of equipment in 2002.

Income Before Income Taxes

Income before income taxes was $352,000 in the first quarter of 2003 compared with $137,000 in the first quarter of 2002, an increase of $215,000. Pretax income for North America was $730,000 compared to $312,000 in 2002. The European operations lost $378,000 including a one-time expense of $175,000 for settlement of a lawsuit. The pretax loss in Europe for the first quarter of 2002 was $175,000.

Income Taxes

Income tax expense for the first quarter of 2003 was $274,000 compared to $15,000 in the first quarter of 2002. In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In 2003, consolidated income before taxes includes losses in foreign subsidiaries with no income tax benefit resulting in a high effective income tax rate.

                                      (8)

Net Income

Net income for the first quarter of 2003 was $78,000, or 2 cents per share (diluted), compared to a net income of $122,000, or 3 cents per share (diluted) for the same period of 2002.

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2003

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                         March 31, 2003        December 31, 2002
                                       ------------------     ------------------

  Working capital.....................       $8,900,000            $8,516,000
  Current ratio.......................        2.44 to 1             2.33 to 1
  Long-term debt to equity ratio......            23.0%                 24.0%

During the first three months of 2003, total debt increased by $332,000 compared to total debt at December 31, 2002 principally as a result of net additional short-term borrowings to fund inventory purchases in anticipation of next quarter's seasonal sales volume.

The Company has a revolving loan agreement, which allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. As of March 31, 2003, $4,481,612 was outstanding and $2,429,460 was available for borrowing under this agreement. Maturities of long-term debt follow: 2004 - $2,913,000, 2005 - $1,120,000, and
2006 - $448,612. All outstanding borrowings are due on July 31, 2005.

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

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2003


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks since our most recent filing on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

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

                                      (11)

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

     None.

Item 2 -- Changes in Securities

     None.

Item 3. --Defaults Upon Senior Management

     None

Item 4 -- Submission of Matters to a Vote of Security Holders

A.   The Annual Meeting was held on April 28, 2003.

B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                  Votes for       Votes against   Votes withheld
                                  ---------       -------------   --------------
  George R. Dunbar                3,213,194          156,219          177,892
  Richmond Y. Holden, Jr.         3,213,873          155,540          177,892
  Walter C. Johnsen               3,263,873          105,540          177,892
  Wayne R. Moore                  3,213,799          155,614          177,892
  Susan H. Murphy                 3,213,673          155,740          177,892
  Brian Olschan                   3,213,873          155,540          177,892
  Gary D. Penisten                3,263,799          105,614          177,892
  Stevenson E. Ward III           3,213,873          155,540          177,892

                                  Votes for       Votes against   Votes withheld
                                  ---------       -------------   --------------
                                  3,194,330          174,287          178,688

C. Approval of an Amendment to the Company's Certificate of Incorporation to broaden the indemnification of directors and officers to the fullest extent permitted by applicable law and limiting the liability of directors was approved.

Item 5 -- Other Information

     None.

Item 6 -- Exhibits and Reports on Form 8-K

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Form 8-K was filed by the Company on April 29, 2003.

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

Dated:  April 30, 2003


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 30, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report March 31, 2003; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 31, 2003;

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

Dated:  April 30, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this quarterly report March 31, 2003; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 31, 2003;

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

Dated:  April 30, 2003

                                      (15)

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  April 30, 2003



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 30, 2003

                                      (16)