Form 10-Q
period 2003-06-30
ACME UNITED CORP
filed 2003-07-21
CIK 2098

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

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,298,551 shares outstanding as of July 18, 2003 of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.......................   3
               Condensed Consolidated Statements of Operations
                  and Comprehensive Income.................................   5
               Condensed Consolidated Statements of Cash Flows.............   6
               Notes to Condensed Consolidated Financial Statements........   7
     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   9
     Item 3. Quantitative and Qualitative Disclosure About Market Risk.....  12
     Item 4. Controls and Procedures.......................................  12

Part II -- OTHER INFORMATION
     Item 1. Legal Proceedings.............................................  13
     Item 2. Changes in Securities.........................................  13
     Item 3. Defaults Upon Senior Securities...............................  13
     Item 4. Submission of Matters to a Vote of Security Holders...........  13
     Item 5. Other Information.............................................  13
     Item 6. Exhibits and Reports on Form 8-K..............................  13
     Signatures............................................................  14

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                               June 30       December 31
                                                                 2003           2002
                                                           --------------- ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    252        $    597
  Accounts receivable, less allowance                               9,447           6,410
  Inventories:
     Finished goods                                                 6,439           5,307
     Work in process                                                  452             374
     Raw materials and supplies                                       889             994
                                                           --------------- ---------------
                                                                    7,780           6,675
  Prepaid expenses and other current assets                           645             517
  Deferred income taxes                                               127             733
                                                           --------------- ---------------
          Total current assets                                     18,251          14,932
                                                           --------------- ---------------
Property, plant and equipment:
  Land                                                                216             198
  Buildings                                                         2,354           2,302
  Machinery and equipment                                           5,422           5,801
                                                           --------------- ---------------
                                                                    7,992           8,301
  Less accumulated depreciation                                     5,751           6,019
                                                           --------------- ---------------
                                                                    2,241           2,282
Other assets                                                          317             276
Deferred income taxes                                                  26              35
Goodwill                                                               89              89
                                                           --------------- ---------------
            Total assets                                         $ 20,924        $ 17,614
                                                           =============== ===============

See notes to condensed consolidated financial statements.

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                               June 30       December 31
                                                                 2003           2002
                                                           --------------- ---------------
LIABILITIES

Current liabilities:
  Notes payable                                                  $    208        $    362
  Accounts payable                                                  2,446           1,296
  Other accrued liabilities                                         2,060           2,027
  Current portion of long-term debt                                 3,793           2,731
                                                            --------------  --------------
      Total current liabilities                                     8,507           6,416
  Long-term debt, less current portion                              2,065           2,033
  Other                                                               910             685
                                                            --------------  --------------
       Total liabilities                                           11,482           9,134

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,652,812 shares,
    including treasury stock                                        9,132           9,131
  Treasury stock, at cost - 353,761 shares
    in 2003 and 269,061 shares in 2002                             (1,450)         (1,152)
  Additional paid-in capital                                        2,029           2,029
  Retained earnings                                                 1,481             788
  Accumulated other comprehensive loss:
    Translation adjustment                                           (801)         (1,350)
    Minimum pension liability                                        (949)           (949)
    Derivative financial instrument                                     -             (17)
                                                            --------------  --------------
                                                                   (1,750)         (2,316)
                                                            --------------  --------------
      Total stockholders' equity                                    9,442           8,480
                                                            --------------  --------------
        Total liabilities and stockholders' equity               $ 20,924        $ 17,614
                                                            ==============  ==============

See notes to condensed consolidated financial statements.

                       ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME
                             (unaudited)
         (all amounts in thousands of dollars, except per share amounts)
                                                                          Three Months Ended          Six Months Ended
                                                                                June 30                   June 30
                                                                       ------------------------  ---------------------------
                                                                           2003         2002          2003          2002
                                                                       -----------  -----------  -------------  ------------
Net sales                                                                $ 10,142      $ 9,398       $ 17,331      $ 16,153

Costs and expenses:
  Cost of goods sold:
    Before inventory write-off related to restructuring                     6,221        6,027         10,528        10,639
    Inventory write-off related to restructuring                                -          206              -           206
                                                                       -----------  -----------  -------------  ------------
                                                                            6,221        6,233         10,528        10,845
  Selling, general and administrative expenses                              2,906        2,381          5,206         4,325
  Restructuring charges                                                         -          359              -           359
                                                                        -----------  -----------  -------------  ------------
                                                                            9,127        8,973         15,734        15,529
                                                                       -----------  -----------  -------------  ------------

Income before non operating items                                           1,015          425          1,597           625
Non operating items:
  Interest expense                                                             72          163            152           310
  Other (income) expense                                                      (15)          37            135          (122)
                                                                       -----------  -----------  -------------  ------------
Income before income taxes                                                    958          299          1,310           437
Income taxes                                                                  343           72            617            88
                                                                       -----------  -----------  -------------  ------------
Net income                                                                    615          227            693           349
Other comprehensive income:
  Foreign currency translation                                                315          212            549           176
  Change in fair value of derivative financial instrument,
    net of income taxes of $9 for the six-month
    period ended June 30, 2003 and $19 for the three and
    $29 for the six-month periods ended June 30, 2002                           -           14             17            45
                                                                       -----------  -----------  -------------  ------------
Comprehensive income                                                     $    930      $   453       $  1,259      $    570
                                                                       ===========  ===========  =============  ============

Basic earnings per share                                                 $   0.18      $  0.07       $   0.21      $   0.10
                                                                       ===========  ===========  =============  ============

Diluted earnings per share                                               $   0.17      $  0.06       $   0.20      $   0.10
                                                                       ===========  ===========  =============  ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                         3,336        3,410          3,341         3,410
Weighted average number of dilutive stock options
  outstanding                                                                 184          189            137           196
                                                                       -----------  -----------  -------------  ------------
Denominator used for diluted per share computations                         3,520        3,599          3,478         3,606
                                                                       ===========  ===========  =============  ============

See notes to condensed consolidated financial statements

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                (UNAUDITED) (all amounts in thousands of dollars)
                                                                              Six Months Ended
                                                                                  June 30
                                                                        -----------------------------
                                                                             2003           2002
                                                                        -------------- --------------
Operating Activities:
  Net income                                                                    $ 693          $ 349
  Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
        Depreciation                                                              204            231
        Amortization                                                               13             60
        Deferred income taxes                                                     615              -
        Non-cash restructuring charges                                              -            300
        Gain on disposals of property, plant, and equipment                       (49)             -
        Changes in operating assets and liabilities:
          Accounts receivable                                                  (2,720)        (3,558)
          Inventories                                                            (793)         1,436
          Prepaid expenses and other current assets                               (77)          (545)
          Other assets                                                            (87)           (21)
          Accounts payable                                                      1,165            218
          Other accrued liabilities                                               (73)          (676)
          Other liabilities                                                       181              -
                                                                        -------------- --------------
          Total adjustments                                                    (1,621)        (2,554)
                                                                        -------------- --------------
        Net cash used in operating activities                                    (928)        (2,205)
                                                                        -------------- --------------
Investing Activities:
  Purchase of plant, property and equipment                                      (131)          (356)
  Purchase of patents and trademarks                                              (54)             -
  Proceeds from sale of equipment                                                  50              -
                                                                        -------------- --------------
        Net cash used in investing activities                                    (135)          (356)
                                                                        -------------- --------------

Financing Activities:
  Net short-term borrowings                                                     1,108          2,543
  Payments of long-term debt                                                     (149)           (85)
  Purchase of 84,700 shares of common stock for treasury                         (298)             -
                                                                        -------------- --------------
        Net cash provided by financing activities                                 661          2,458
                                                                        -------------- --------------

Effect of exchange rate changes                                                    57            176
                                                                        -------------- --------------
Net change in cash and cash equivalents                                          (345)            73

Cash and cash equivalents at beginning of period                                  597            172
                                                                        -------------- --------------

Cash and cash equivalents at end of period                                      $ 252          $ 245
                                                                        ============== ==============

See notes to condensed consolidated financial statements

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows. These adjustments are of a normal recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2002 for such disclosures. The condensed consolidated balance sheet as of December 31, 2002 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company is involved in one legal action relating to the use of certain latex products, which the Company distributes, but does not manufacture. The Company is one of many defendants in this suit, which is still in the preliminary stages and it has not been determined whether the Company's products were involved. Based on information available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.


Note 3 -- Restructuring Charges

During the second quarter of 2002, approximately $565,000 was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited (AUL), a subsidiary located in the United Kingdom. The restructuring charges consisted of a write-down of inventory of $206,000, accounting and legal costs of $95,000, lease cancellation costs of $90,000, write-off of goodwill of $70,000, severance costs of $60,000, other closing costs of $19,000, write-off of uncollectible account receivable of $15,000, and write-offs of equipment of $10,000. Approximately $39,000 and $215,000 remained in accrued restructuring charges at June 30, 2003 and 2002, respectively.


Note 4 -- Accounting for Stock-Based Compensation

 At June 30, 2003, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30                         June 30
                                                             ------------------------------   -----------------------------
                                                                 2003             2002           2003            2002
                                                             --------------   -------------   ------------   --------------
Net income, as reported                                          $ 614,998       $ 227,198      $ 692,832        $ 348,901
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related income
        tax effects                                                 35,477          32,858         50,770           51,374
                                                             --------------------------------------------------------------
Pro forma net income                                             $ 579,521       $ 194,340      $ 642,062        $ 297,527
                                                             ==============================================================

Basic-as reported                                                $    0.18       $    0.07      $    0.21        $    0.10
Basic-pro forma                                                       0.17            0.06           0.19             0.09

Diluted-as reported                                              $    0.17       $    0.06      $    0.20        $    0.10
Diluted-pro forma                                                     0.16            0.05           0.18             0.08


Note 5 -- Litigation Settlement

As a result of significant developments in the first quarter of 2003, the Company's German subsidiary settled litigation for $175,000. This amount exceeded previous accruals by $153,000 and was charged to expense in the first quarter of 2003.

Note 6 -- Income Taxes

In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In 2003, increased losses from the European subsidiary resulted in a high effective income tax rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2003

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended June 30, 2003 were $10,142,000 compared with $9,398,000 for 2002, an 8% increase. Net sales for the first six months of 2003 were $17,331,000 compared with $16,153,000 for 2002, a 7%
increase. Excluding the favorable effect of currency gains in Canada and Europe net sales for the first six months increased 5%. The sales increase was mainly driven by growth in the U.S. due to the success of new product launches. International sales were down 3% in local currency principally due to discontinuing certain product lines in the UK business and a generally weak economy in Germany.


Gross Profit

The gross profit for the second quarter of 2003 was $3,921,000 (38.7% of net sales) compared to $3,371,000 (35.9% of net sales) for the second quarter of 2002. This comparison excludes the 2002 inventory write-down associated with the Acme United Limited (AUL) liquidation (See Special Event below). Gross profit for the first six months of 2003 was 39.3% of net sales compared to 34.1% in the same period of 2002. The introduction of new products coupled with improved product mix in the U.S., positive impacts from product rationalization efforts in Europe and overall productivity gains were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2003 were $2,906,000 (28.7% of net sales) compared with $2,381,000 (25.3% of net sales) for the same period of 2002, an increase of $545,000. SG&A expenses were 30.0% of net sales for the first six months of 2003 versus 26.8% in the comparable period of 2002. Major contributors to the increase were market research, new product development and the addition of sales executives in Canada and Europe.


Interest Expense

Interest expense for the first six months of 2003 was $152,000, compared with $310,000 for 2002, a $158,000 decrease. This is mainly attributable to the decline in debt and lower interest rates. Total debt declined to $6,066,000 million at June 30, 2003 compared to $8,174,000 million at June 30, 2002.


Other Expense

Net other expense was $135,000 in the first six months of 2003 compared to net other income of $122,000 in the first six months of 2002. The change from 2002 primarily relates to the settlement of a $175,000 lawsuit in Germany in March of 2003 and the gain on sale of equipment in 2002.


Income Before Income Taxes

Income before income taxes was $958,000 in the second quarter of 2003 compared with $299,000 in the second quarter of 2002, an increase of $659,000. Excluding restructuring costs associated with the AUL liquidation in the second quarter of 2002, pretax income increased by $94,000, or 11%. Income before income taxes was $1,310,000 for the first six months of 2003 compared with $437,000 in the first six months of 2002. Pretax income for the U.S. business was $1,644,000 compared to $1,283,000 in 2002. The European operations lost $451,000 including a one-time expense of $175,000 for settlement of a lawsuit. Excluding restructuring charges, the pretax loss in Europe for the first six months of 2002 was $281,000.

Income Taxes

Income tax expense for the second quarter of 2003 was $343,000 compared to $72,000 in the second quarter of 2002. Income tax expense for the first six months of 2003 was $617,000 compared to $88,000 in the first six months of 2002. In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In 2003, increased losses from the European subsidiary resulted in a high effective income tax rate.


Net Income

Net income for the second quarter of 2003 was $594,000, or 17 cents per share (diluted), compared to a net income of $227,000, or 6 cents per share (diluted) for the same period of 2002. Net income for the first six months of 2003 was $672,000, or 19 cents per share (diluted), compared to a net income of $349,000, or 10 cents per share (diluted) for the same period of 2002.


Special Event

During the second quarter of 2002, the Company initiated liquidation procedures for AUL. Through June 2002, AUL recorded a net loss of approximately $187,000, before one time restructuring charges of $565,000. The restructuring charges were comprised mainly of severance, lease termination costs, and inventory write-offs. These losses were offset by tax benefits of approximately $418,000 in the United States for the same period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                For the Three and Six Months Ended June 30, 2003


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                          June 30, 2003        December 31, 2002
                                       ------------------     ------------------

Working capital.......................       $9,744,000            $8,516,000
Current ratio.........................        2.15 to 1             2.33 to 1
Long-term debt to equity ratio........            22.0%                 24.0%


During the first six months of 2003, total bank debt increased by $940,000 compared to total debt at December 31, 2002, principally as a result of net additional short-term borrowings to fund inventory purchases in anticipation of next quarter's seasonal sales volume.

The Company has a revolving loan agreement, which allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. As of June 30, 2003, $5,025,612 was outstanding and $3,645,788 was available for borrowing under this agreement. Maturities of long-term debt follow: 2004 - $2,913,000, 2005 - $1,120,000, and
2006 - $992,612. All outstanding borrowings are due on July 31, 2005.

Cash expected to be generated from operating activities, together with funds available under the existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in plant, property, and equipment.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                For the Three and Six Months Ended June 30, 2003


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

     Form 8-K was filed by the Company on July 18, 2003.

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

Dated:  July 18, 2003



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  July 18, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report June 30, 2003; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of June 30, 2003;

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

Dated:  July 18, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this quarterly report June 30, 2003; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of June 30, 2003;

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

Dated:  July 18, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  July 18, 2003



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  July 18, 2003