Form 10-Q
period 2003-09-30
ACME UNITED CORP
filed 2003-10-24
CIK 2098

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

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Registrant had 3,265,551 shares outstanding as of October 20, 2003 of its $2.50 par value Common Stock.

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

                          PART I. FINANCIAL INFORMATION

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                                      September 30    December 31
                                                                          2003            2002
                                                                     --------------- ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $    825        $    598
  Accounts receivable, less allowance                                         9,600           6,409
  Inventories:
     Finished goods                                                           5,597           5,307
     Work in process                                                          1,633             374
     Raw materials and supplies                                                 984             994
                                                                     --------------- ---------------
                                                                              8,214           6,675
  Prepaid expenses and other current assets                                     433             517
  Deferred income taxes                                                          58             733
                                                                     --------------- ---------------
          Total current assets                                               19,130          14,932
                                                                     --------------- ---------------
Property, plant and equipment:
  Land                                                                          219             198
  Buildings                                                                   2,380           2,302
  Machinery and equipment                                                     5,514           5,801
                                                                     --------------- ---------------
                                                                              8,113           8,301
  Less accumulated depreciation                                               5,891           6,019
                                                                     --------------- ---------------
                                                                              2,222           2,282
Other assets                                                                    332             276
Deferred income taxes                                                            26              35
Goodwill                                                                         89              89
                                                                     --------------- ---------------
            Total assets                                                   $ 21,799        $ 17,614
                                                                     =============== ===============

See notes to condensed consolidated financial statements.

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                                   (UNAUDITED)
                (all amounts in thousands, except per share data)
                                                                      September 30    December 31
                                                                          2003            2002
                                                                     --------------- ---------------
LIABILITIES

Current liabilities:
  Notes payable                                                            $      3        $    362
  Accounts payable                                                            2,395           1,296
  Other accrued liabilities                                                   2,506           2,027
  Current portion of long-term debt                                           4,316           2,731
                                                                      --------------  --------------
      Total current liabilities                                               9,220           6,416
  Long-term debt, less current portion                                        2,062           2,033
  Other                                                                         953             685
                                                                      --------------  --------------
       Total liabilities                                                     12,235           9,134

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,652,812 shares,
    including treasury stock                                                  9,131           9,131
  Treasury stock, at cost - 387,261 shares
    in 2003 and 269,061 shares in 2002                                       (1,621)         (1,152)
  Additional paid-in capital                                                  2,029           2,029
  Retained earnings                                                           1,783             788
  Accumulated other comprehensive loss:
    Translation adjustment                                                     (809)         (1,350)
    Minimum pension liability                                                  (949)           (949)
    Derivative financial instrument                                               -             (17)
                                                                      --------------  --------------
                                                                             (1,758)         (2,316)
                                                                      --------------  --------------
      Total stockholders' equity                                              9,564           8,480
                                                                      --------------  --------------
        Total liabilities and stockholders' equity                         $ 21,799        $ 17,614
                                                                      ==============  ==============

See notes to condensed consolidated financial statements.

                     ACME UNITED CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND COMPREHENSIVE INCOME
                           (unaudited)
       (all amounts in thousands of dollars, except per share amounts)

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30                 September 30
                                                                  ------------------------  ---------------------------
                                                                     2003         2002          2003          2002
                                                                  -----------  -----------  -------------  ------------
Net sales                                                            $ 9,538      $ 7,867       $ 26,869      $ 24,020

Costs and expenses:
  Cost of goods sold:
    Before inventory write-off related to restructuring                6,367        5,204         16,897        15,843
    Inventory write-off related to restructuring                           -            -              -           206
                                                                  -----------  -----------  -------------  ------------
                                                                       6,367        5,204         16,897        16,049
  Selling, general and administrative expenses                         2,648        2,688          7,853         7,023
  Restructuring charges                                                    -            -              -           349
                                                                  -----------  -----------  -------------  ------------
                                                                       9,015        7,892         24,750        23,421
                                                                  -----------  -----------  -------------  ------------

Income (loss) before non operating items                                 523          (25)         2,119           599
Non operating items:
  Interest expense                                                        49          180            190           487
  Other (income) expense                                                 (91)        (101)            55          (221)
                                                                  -----------  -----------  -------------  ------------
Income (loss) before income taxes                                        565         (104)         1,874           333
Income taxes (benefit)                                                   263         (374)           879          (286)
                                                                  -----------  -----------  -------------  ------------
Net income                                                               302          270            995           619
  Other comprehensive income (loss):
  Foreign currency translation                                            (8)         130            541            46
  Change in fair value of derivative financial instrument,
    net of income taxes of $9 for the nine-month
    period ended September 30, 2003 and $13 for the three and
    $42 for the nine-month periods ended September 30, 2002                -           29             17            74
                                                                  -----------  -----------  -------------  ------------
Comprehensive income                                                 $   294      $   429       $  1,553      $    739
                                                                  ===========  ===========  =============  ============

Basic earnings per share                                             $  0.09      $  0.08       $   0.30      $   0.18
                                                                  ===========  ===========  =============  ============

Diluted earnings per share                                           $  0.08      $  0.08       $   0.28      $   0.17
                                                                  ===========  ===========  =============  ============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                    3,282        3,402          3,330         3,406
Weighted average number of dilutive stock options
  outstanding                                                            304          161            198           184
                                                                  -----------  -----------  -------------  ------------
Denominator used for diluted per share computations                    3,586        3,563          3,528         3,590
                                                                  ===========  ===========  =============  ============

See notes to condensed consolidated financial statements

                        ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                      (all amounts in thousands of dollars)
                                                                              Nine Months Ended
                                                                                 September 30
                                                                        -----------------------------
                                                                             2003           2002
                                                                        -------------- --------------
Operating Activities:
  Net income                                                                    $ 995          $ 619
  Adjustments to reconcile net income
      to net cash used in operating activities:
        Depreciation                                                              309            348
        Amortization                                                               19             93
        Deferred income taxes                                                     685           (276)
        Non-cash restructuring charges                                                           300
        Gain on disposals of property, plant, and equipment                      (117)           (37)
        Changes in operating assets and liabilities:
          Accounts receivable                                                  (3,265)        (1,504)
          Inventories                                                          (1,289)         2,005
          Prepaid expenses and other current assets                               155             60
          Other assets                                                             70            (31)
          Accounts payable                                                      1,063           (596)
          Other liabilities                                                       917         (1,031)
                                                                        -------------- --------------
          Total adjustments                                                    (1,454)          (669)
                                                                        -------------- --------------
        Net cash used in operating activities                                    (459)           (50)
                                                                        -------------- --------------
Investing Activities:
  Purchase of plant, property and equipment                                      (209)          (465)
  Payments for patents and trademarks                                             (74)             -
  Proceeds from sale of equipment                                                 122             37
                                                                        -------------- --------------
        Net cash used in investing activities                                    (161)          (428)
                                                                        -------------- --------------
Financing Activities:
  Net borrowings on revolver                                                    1,573            971
  Payments of long-term debt                                                     (296)            (9)
  Debt issuance costs                                                                            (60)
  Purchase of 118,200 common shares in 2003
    and 12,800 common shares in 2002 for treasury                                (469)           (48)
                                                                        -------------- --------------
        Net cash provided by financing activities                                 807            854
                                                                        -------------- --------------

Effect of exchange rate changes                                                    40             46
                                                                        -------------- --------------
Net change in cash and cash equivalents                                           227            422

Cash and cash equivalents at beginning of period                                  598            172
                                                                        -------------- --------------
Cash and cash equivalents at end of period                                      $ 825          $ 594
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


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. During the third quarter of 2003, the Company settled its remaining litigation for $3,000 relating to the use of certain latex products. As such, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity, from these environmental matters, either individually or in aggregate in the future.

Note 3 -- Restructuring Charges

Through the third quarter of 2002, approximately $555,000 was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited (AUL), a subsidiary located in the United Kingdom. The restructuring charges consisted of a write-down of inventory of $206,000, accounting and legal costs of $95,000, lease cancellation costs of $90,000, write-off of goodwill of $69,000, severance costs of $55,000, other closing costs of $22,000, write-off of uncollectible accounts receivable of $9,000, and write-offs of equipment of $9,000. Approximately $36,000 remained in accrued restructuring charges at September 30, 2003.

Note 4 -- Accounting for Stock-Based Compensation

 At September 30, 2003, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30                     September 30
                                                             ------------------------------   -----------------------------
                                                                  2003             2002           2003            2002
                                                             --------------   -------------   ------------   --------------
Net income, as reported                                          $ 302,132       $ 270,436      $ 994,964        $ 619,311
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related income tax effects                   16,839          17,928         67,609           69,302
                                                             --------------------------------------------------------------
Pro forma net income                                             $ 285,293       $ 252,508      $ 927,355        $ 550,009
                                                             ==============================================================

Basic-as reported                                                   $ 0.09          $ 0.08         $ 0.30           $ 0.18
Basic-pro forma                                                       0.09            0.07           0.28             0.16

Diluted-as reported                                                 $ 0.08          $ 0.08         $ 0.28           $ 0.17
Diluted-pro forma                                                     0.08            0.07           0.26             0.15

Note 5 -- Litigation Settlement

As a result of significant developments in the first quarter of 2003, the Company's German subsidiary settled litigation for $175,000. This amount exceeded previous accruals by $153,000 and was charged to expense in the first quarter of 2003.

Note 6 -- Income Taxes

In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In 2003, losses from the Company's European subsidiary without any income tax benefit resulted in a high consolidated effective tax rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Three and Nine Months Ended September 30, 2003

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 2003 were $9,538,000 compared with $7,867,000 for 2002, a 21% increase. Net sales for the first nine months of 2003 were $26,869,000 compared with $24,020,000 for 2002, a 12%
increase. Excluding the favorable effect of currency gains in Canada and Europe net sales for the first nine months increased 8%. The sales increase was mainly driven by growth in the U.S. due to the success of new products, market share gains and new customers. International sales were down 5% in local currency principally due to discontinuing certain product lines in the UK business and a generally weak economy in Germany.


Gross Profit

The gross profit for the third quarter of 2003 was $3,171,000 (33.2% of net sales) compared to $2,663,000 (33.9% of net sales) for the third quarter of 2002. Gross profit for the first nine months of 2003 was 37.1% of net sales compared to 33.2% in the same period of 2002. The introduction of new products coupled with improved product mix in the U.S., positive impacts from product rationalization efforts in Europe and overall productivity gains were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2003 were $2,648,000 (27.8% of net sales) compared with $2,688,000 (34.2% of net sales) for the same period of 2002. SG&A expenses for the first nine months of 2003 were $7,853,000 (29.2% of net sales) compared with $7,372,000 (30.7% of net sales) for the same period of 2002, an increase of $481,000. Major contributors to the increase were market research, new product development and the addition of sales executives in Canada and Europe.


Interest Expense

Interest expense for the first nine months of 2003 was $190,000, compared with $487,000 for 2002, a $297,000 decrease. This is mainly attributable to the decline in average debt and lower interest rates.


Other Expense

Net other expense was $55,000 in the first nine months of 2003 compared to net other income of $221,000 in the first nine months of 2002. The change from 2002 primarily relates to the settlement of a $175,000 lawsuit in Germany in March of 2003.


Income Before Income Taxes

Income before income taxes was $565,000 in the third quarter of 2003 compared with a loss of $104,000 in the third quarter of 2002, an increase of $669,000. Income before income taxes was $1,874,000 for the first nine months of 2003 compared with $333,000 in the first nine months of 2002. Pretax income for the U.S. business was $2,354,000 compared to $1,128,000 in 2002. The international operations lost $480,000 including a one-time expense of $175,00 for settlement of a lawsuit in Germany. Excluding restructuring charges, the pretax loss in the international business for the first nine months of 2002 was $295,000.

Income Taxes

Income tax expense for the third quarter of 2003 was $263,000 compared to an income tax benefit of $374,000 in the third quarter of 2002. Income tax expense for the first nine months of 2003 was $879,000 compared to an income tax benefit of $286,000 in the first nine months of 2002. In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate.


Net Income

Net income for the third quarter of 2003 was $302,000, or 8 cents per share (diluted), compared to a net income of $270,000, or 8 cents per share (diluted) for the same period of 2002. Net income for the first nine months of 2003 was $995,000, or 28 cents per share (diluted), compared to a net income of $619,000, or 17 cents per share (diluted) for the same period of 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             For the Three and Nine months ended September 30, 2003


Financial Condition:

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                    September 30, 2003      December 31, 2002
                                    ------------------     ------------------
 Working capital...................      $ 9,910,000            $8,516,000
 Current ratio.....................        2.08 to 1             2.33 to 1
 Long-term debt to equity ratio....            22.0%                 24.0%


During the first nine months of 2003, total bank debt increased by $1,252,000 compared to total debt at December 31, 2002, principally as a result of net additional short-term borrowings to fund higher accounts receivable due to seasonal sales volume and inventory purchases.

The Company has a U.S. revolving loan agreement, which allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. As of September 30, 2003, $5,723,612 was outstanding and $4,082,621 was available for borrowing under this agreement. Maturities under the revolver as of September 30, 2003 follow: 2004 - $3,940,612 and 2005 - $1,783,000. All outstanding borrowings are due on July 31, 2005.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             For the Three and Nine months ended September 30, 2003


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

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     None.


Item 3. --Defaults Upon Senior Securities


     None


Item 4 -- Submission of Matters to a Vote of Security Holders


     None


Item 5 -- Other Information

     None.


Item 6 -- Exhibits and Reports on Form 8-K


(a) Documents filed as part of this report.

     Exhibit 31.1 Certification of Walter C. Johnsen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Paul G. Driscoll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

     A Form 8-K was filed by the Company on September 15, 2003 and October 21, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACME UNITED CORPORATION

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 22,  2003



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 22, 2003

                                                                    Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, WALTER C. JOHNSEN, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Acme  United
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being reported;
          b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 31-47986.]
          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

6. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

                                                                    Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PAUL G. DRISCOLL, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Acme  United
     Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being reported;
     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 31-47986.]
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

6. Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

                                                                   Exhibit 32 .1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003), as filed with the Securities and Exchange Commission on the date hereof (the "Report", I Walter C. Johnsen, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     a. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     b. The information contained is the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 22, 2003

                                                                   Exhibit 32 .2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003), as filed with the Securities and Exchange Commission on the date hereof (the "Report", I Paul G. Driscoll, Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     a. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     b. The information contained is the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 22, 2003