Form 10-K
period 2003-12-31
ACME UNITED CORP
filed 2004-03-05
CIK 2098

To my fellow shareholders:

Acme United generated strong results in 2003. Net sales were $35.0 million, an increase of 13% over 2002. Pretax income increased by $2.2 million. Net income was $1.2 million, an increase of 85%. Total debt less cash declined 22% to $3.5 million despite the repurchase of 3% of the Company's outstanding common stock and internal financing of our growth.

Our sales increased due to successful new product introductions and market share gains. Innovation is reinforced relentlessly and is part of our culture. Products introduced during the past 36 months accounted for 23% of domestic sales in 2003, and there is a 3-year pipeline of planned introductions.

Acme's patented titanium scissor line continues to make inroads in the market. Our proprietary titanium steel blades increase the hardness of the cutting edge, and provide durable sharp edges far beyond traditional scissors. The technology is being applied to our new titanium paper trimmers, and a range of future new introductions.

We successfully introduced a new line of patented measuring and math products during 2003. Acme's commercial customers have enthusiastically purchased our new line of professional grade aluminum rulers. Our back to school customers endorsed our recently designed rulers, compasses, and protractors.

Acme expanded its line of safety products, and has become the primary consolidator of these items in the commercial office market. Our line of hearing, eye, and head protection continues to grow, and benefits from increased priority in the workplace. We also introduced new first aid and disaster kits late in the year, which have now been placed in broad distribution.

Gross margins increased to 38% in 2003 compared to 34% in the prior year. We achieved operating efficiencies from increased volumes, productivity enhancements, and new products.

Acme increased spending to improve the support of our customers. We upgraded our forecasting software, expanded our electronic order entry capabilities, and instituted weekly sales reviews at the store and warehouse levels for a number of our customers. We increased our commitment to their advertising and promotional programs. We built inventory levels to respond to surges in demand and unanticipated sales. These investments will continue to increase as we strive to become the best supplier globally of our products.

We opened our new subsidiary Acme United (Asia Pacific), Ltd. in Hong Kong in November 2003. This is an important strategic step. The new office facilitates global sales directly from Hong Kong, provides the platform for sales into China, and enhances our direct import program to customers in the U.S. and Canada. We expect to improve our product consolidation capabilities and strengthen our logistics reach. The new subsidiary will also expand our engineering and quality assurance activities in Asia.

I would like to thank our customers for their support during 2003, and commit that we will work to become their best supplier of cutting, measuring, and safety products.

Our employees made the objectives set forth last year happen. They worked with great intensity and I thank them with enthusiasm.

We have an aggressive plan in 2004 and are committed to delivering another year of performance and accomplishment.

Thank you for your support.


Sincerely,


Walter C. Johnsen
President and CEO

                                      (1)

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-4823

                             ACME UNITED CORPORATION
                             -----------------------
              Exact name of registrant as specified in its charter

                Connecticut                                      06-0236700
                -----------                                      ----------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

        1931 Black Rock Turnpike
         Fairfield, Connecticut                                     06825
        ------------------------                                    -----
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (203) 332-7330

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
$2.50 par value Common Stock                            American Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Registrant had 3,340,551 shares outstanding as of March 4, 2004 of its $2.50 par value Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2004 was approximately $18,439,842.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [   ]     NO [ X ]

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 26, 2004 is incorporated into 2003 10-K, Part III.

                                      (2)

PART I

Item 1.  Business

General

Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. During the year ended December 31, 2002, the Company restructured its European operations, closing its facility in England and moving those operations to Germany. The Company's continuing operations are in the United States, Canada, Germany and Hong Kong. Financial information concerning net sales and long-lived assets by geographic area appears in Note 10 of the notes to consolidated financial statements.

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

                                      (3)

Other

Environmental Rules and Regulations - Environmental rules and regulations regarding hazardous waste control and electroplating effluent have been complied with and the Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year-end, the Company employed 90 people, most of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Item 2.  Properties

Acme United Corporation is headquartered at 1931 Black Rock Turnpike, Fairfield, Connecticut in 5,700 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 80,000 square feet and leases 44,000 square feet of warehousing space in Canada. Distribution for Europe is presently being conducted at a 48,000 square foot owned facility in Solingen, Germany.

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

Item 3.  Legal Proceedings

The Company has been involved in certain environmental and other matters. Based on information currently available, the Company believes there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters, either individually or in aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2003.

                                      (4)

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                                  High              Low
------------------------------------------- ---------------- ----------------
Year Ended December 31, 2003
------------------------------------------- ---------------- ----------------
Fourth Quarter                                   $5.51            $5.09
------------------------------------------- ---------------- ----------------
Third Quarter                                     5.59             4.60
------------------------------------------- ---------------- ----------------
Second Quarter                                    4.03             3.50
------------------------------------------- ---------------- ----------------
First Quarter                                     3.40             3.03
------------------------------------------- ---------------- ----------------

------------------------------------------- ---------------- ----------------
Year Ended December 31, 2002
------------------------------------------- ---------------- ----------------
Fourth Quarter                                   $3.76            $3.09
------------------------------------------- ---------------- ----------------
Third Quarter                                     3.89             3.50
------------------------------------------- ---------------- ----------------
Second Quarter                                    4.70             3.70
------------------------------------------- ---------------- ----------------
First Quarter                                     4.10             3.51
------------------------------------------- ---------------- ----------------

As of March 4, 2004 there were approximately 1,300 holders of record of the Company's Common Stock.

The Company did not pay cash dividends on its Common Stock in 2003 and 2002.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                                          2003         2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------
Net Sales (A)                                         $ 34,975     $ 30,884     $ 33,082     $ 31,921     $ 34,597
------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations              $  1,222     $    660     $  1,280     $  1,061     $   (156)
------------------------------------------------------------------------------------------------------------------
Total Assets                                          $ 20,023     $ 17,614     $ 20,173     $ 21,118     $ 20,767
------------------------------------------------------------------------------------------------------------------
Long Term Debt, Less Current Portion                  $  2,752     $  2,032     $  2,875     $  4,925     $  5,013
------------------------------------------------------------------------------------------------------------------
Income/(Loss) from Continuing Operations
   Per Share (Diluted)                                $   0.34     $   0.19     $   0.36     $   0.30     $  (0.05)

(A) Restated to reflect the implementation of EITF 00-25 in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating results may be effected by certain accounting estimates and critical accounting policies. The most sensitive and significant accounting estimates and/or critical accounting policies in the financial statements relate to revenue recognition, customer rebates, asset valuation allowances for deferred income tax assets, obsolete inventories, potentially uncollectible accounts receivable, and accruals for income taxes. Accruals for customer rebates are based on executed contracts and anticipated sales levels, which are monitored monthly. Management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of inventories and the collectablity of accounts receivable. Accruals for income taxes or benefits often require interpretations of complex tax rules and regulations, which may be subsequently challenged. There have been no significant changes in estimates for any period presented by the accompanying financial statements nor have there been any changes in accounting principles or practices, which materially affect them. Changes in accounting practices have been limited to the adoption of required new standards; the impact of which has also been insignificant to reported net income and financial position.

                                      (5)

Results of Operations 2003 Compared with 2002

Net sales increased $4,091,090, or 13% in 2003 to $34,974,660 compared to $30,883,570 in 2002. Excluding the favorable effect of currency gains in Canada and Europe net sales increased 10%. The sales increase was mainly driven by growth in the U.S. due to the success of new products, market share gains and new customers. International sales were down 9% in local currency principally due to discontinuing certain product lines in the UK business and a generally weak economy in Germany.

As of January 1, 2002, the Company adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products. In connection with this adoption, expense related to payments made to customers is classified as a reduction of sales for all years presented.

Gross profit was 38% of net sales in 2003 compared to 34% of net sales in 2002. The introduction of new products coupled with improved product mix in the U.S., positive impacts from product rationalization efforts in Europe and overall productivity gains were the main reasons for the improved gross margins.

Selling, general and administrative expenses were $10,646,395 in 2003 compared with $9,528,080 in 2002, an increase of $1,118,315 or 12%. SG&A expenses were 30% of net sales compared to 31% in 2002. Major contributors to the increase were market research, new product development and the addition of sales executives in Canada and Europe.

Interest expense for 2003 was $235,265 compared with $605,344 for 2002, a $370,079 decrease. This is attributable to the decline in average debt and lower interest rates.


Net other income was $91,172 in 2003 compared to net other income of $146,614 in 2002. The change from 2002 primarily relates to the settlement of a $175,000 lawsuit in Germany in March of 2003 partially offset by gains on the sale of fixed assets.

Income before income taxes was $2,342,271 in 2003 compared with $97,276 in 2002, an increase of $2,244,995. Pretax income for the U.S. business was $3,142,489 compared to $942,776 in 2002. Pretax income for the Canadian business increased from $50,000 in 2002 to $298,000 in 2003. The European operations lost $1,100,000 in 2003 compare to a loss of $500,000, excluding restructuring charges, in 2002. The higher loss was principally due to lower sales, a one-time expense of $175,000 for settlement of a lawsuit in Germany and the adverse effect of a weaker dollar on translated results.

Income tax expense for 2003 was $1,120,440 compared to an income tax benefit of $562,218 in 2002. In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating its UK business. The benefit recognized was substantially in excess of income taxes computed at the statutory rate. In 2003, consolidated income before income taxes includes losses of foreign subsidiaries with no income tax benefit, resulting in a high effective income tax rate.

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

Gross profit was 33.8% of net sales in 2002 compared to 32.5% of net sales in 2001. Excluding the inventory write-down associated with the Acme United Limited
(UK) liquidation, gross profit was 34.5% of net sales in 2002. The introduction of new products and productivity gains on existing products were the main reasons for the improved gross margins.


Selling, general and administrative expenses ("SG&A") were $9,528,080 in 2002 compared with $8,284,751 in 2001, an increase of $1,243,329 or 15%. SG&A expenses were 31% of net sales compared to 25% in 2001. Planned investments in new product development and the addition of key management positions in Canada and Europe were the main reasons for the increase.

                                      (6)

Operating income in 2002 was $556,006 compared with $2,469,589 in 2001. Excluding restructuring charges, operating income was $1,111,351 in 2002, a decrease of $1,358,238. The decrease was mainly due to the increased spending in SG&A and lower sales in the UK, which was partially offset by improved productivity in cost of sales.

Interest expense for 2002 was $605,344, compared with $790,910 for 2001, a $185,566 decrease mainly attributable to the decline in debt and lower interest rates. Total debt less available cash declined to $4.5 million at December 31, 2002 compared to $5.5 million at December 31, 2001.


Net other income was $146,614 in 2002 compared to net other income of $33,547 in 2001. The change from 2001 is principally due to non-recurring foreign exchange transaction losses associated with a cross border loan in 2001.

In 2002, the Company recognized a significant one-time income tax benefit associated with liquidating Acme United Limited (UK). The benefit recognized was substantially in excess of income taxes computed at the statutory rate.


Liquidity and Capital Resources

The Company's working capital, current ratio and long term debt to equity ratio follow:

                                                  2003          2002
---------------------------------------------------------------------

Working Capital                            $10,777,397    $8,515,910
Current Ratio                                     2.68          2.33
Long - Term Debt to Equity Ratio                 27.0%         24.0%

The increase in working capital and increase in the current ratio in 2003 is attributable to a 10% increase in accounts receivables and inventories. Inventory in constant currency increased by 15% due to sales growth and increased safety stock. Days Sales Outstanding (DSO) decreased from 69 in 2002 to 63 in 2003 due to improved collection efforts. Operating activities generated net cash of approximately $1.75 million in 2003 compared with $1.6 million in 2002.

On August 2, 2002, the Company entered into a new revolving loan agreement (the Agreement). The Agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventories. All outstanding borrowings are due on July 31, 2005. At December 31, 2003 $4,109,612 is outstanding and $2,524,346 is available under the Agreement based on this formula. Throughout 2004, the Company expects to have a minimum of approximately $2,500,000 outstanding under the Agreement. As such, amounts borrowed in excess of that amount are classified as part of the current portion of long-term debt. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.75 percent (2.87% at December 31, 2003).

On August 22, 2000 the Company borrowed $700,000 under a loan agreement to refinance a mortgage. The loan is payable in monthly installments of $6,928, including interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0%, adjusting every five years, through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. During the year ended December 31, 2003, the company made prepayments on the loan amounting to $279,999, which will reduce the final installment due on August 1, 2020. At December 31, 2003 and 2002, the loan balance was $364,117 and $671,873, and the interest rate was 9.78%, respectively. In order to reduce interest costs, it is management's intension to payoff the loan in 2004.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers and property and equipment purchases. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined by the agreement. The Company was in compliance with all covenants as of or through December 31, 2003 and believes these financial covenants will continue to be met for the remainder of the term of the debt.

                                      (7)

Capital expenditures during 2003 were $424,537, which were, in part, financed with debt. Capital expenditures in 2004 are not expected to differ materially from recent years.

Cash generated from operating activities together with funds available under the Agreement, is expected under current conditions to be sufficient to finance the Company's planned operations in 2004.

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follows:

                                                         (dollars in thousands)
                                  2004       2005       2006      2007      2008   Thereafter        Total      Fair Value
Current Liabilities:
--------------------
Notes payable                 $141,113                                                            $141,113        $141,113
Average interest rate             4.2%                                                                4.2%            4.2%

Long-term Debt:
---------------
  Amount at fixed rate         $71,620     $79,715   $87,809   $96,908  $105,716     $215,929     $657,697        $657,697
  Average interest rate           8.8%        8.8%      8.9%      8.9%      8.9%         8.4%         8.7%
  Amount at variable rate   $1,963,729  $2,165,883        $0        $0        $0           $0   $4,129,612      $4,129,612
  Average interest rate           5.0%        5.0%      0.0%      0.0%      0.0%         0.0%         5.0%

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

Foreign Currency Risk:

The Company manufactures products in the United States. Further, the Company engages in intracompany sales which are denominated in currencies other than those of the operating entity making the sale. As such, these transactions give rise to foreign currency risk. The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and Euro.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. Forward foreign exchange contracts for such transactions were not material at December 31, 2003 and 2002. The Company does not hedge intracompany sales nor does it enter into financial instruments for speculation or trading purposes.

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

                                      (8)

Inflation

Inflation had a negligible effect on the Company's operations during 2003 and 2002. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

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

                                      (9)

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
                                                                            2003           2002            2001
-------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $ 34,974,660   $ 30,883,570    $ 33,081,603

Costs and Expenses:
  Cost of Goods Sold:
    Before inventory write-off related to restructuring                  21,841,901     20,244,139      22,327,263
    Inventory write-off related to restructuring                                  -        206,133               -
-------------------------------------------------------------------------------------------------------------------
                                                                         21,841,901     20,450,272      22,327,263
  Selling, General and Administrative Expenses                           10,646,395      9,528,080       8,284,751
  Restructuring charges                                                           -        349,212               -
-------------------------------------------------------------------------------------------------------------------
Income before Non Operating Items                                         2,486,364        556,006       2,469,589

Non Operating Items:
  Interest Expense                                                          235,265        605,344         790,910
  Other Income (Expense)-Net                                                 91,172        146,614          33,547
-------------------------------------------------------------------------------------------------------------------
  Income before Income Taxes                                              2,342,271         97,276       1,712,226
  Income Taxes (Benefit)                                                  1,120,440       (562,218)        431,822
-------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  1,221,831   $    659,494    $  1,280,404
===================================================================================================================

Earnings Per Share:
  Basic                                                                $       0.37   $       0.19    $       0.37
  Diluted                                                              $       0.34   $       0.19    $       0.36

See accompanying notes.

                                      (10)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,  2003 and 2002
                                                                         2003            2002
----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $  1,390,641    $    597,670
   Accounts receivable, less allowance                              7,075,099       6,410,210
   Inventories                                                      8,179,081       6,674,654
   Deferred income taxes                                              286,213         733,193
   Prepaid expenses and other current assets                          259,972         516,626
----------------------------------------------------------------------------------------------
Total current assets                                               17,191,006      14,932,353

Plant, Property and Equipment:
   Land                                                               234,866         197,968
   Buildings                                                        2,643,608       2,301,553
   Machinery and equipment                                          5,772,432       5,801,022
----------------------------------------------------------------------------------------------
Total plant, property and equipment                                 8,650,906       8,300,543
Less accumulated depreciation                                       6,266,115       6,019,095
----------------------------------------------------------------------------------------------
Net plant, property and equipment                                   2,384,791       2,281,448
Deferred income taxes                                                       -          35,528
Goodwill                                                               88,828          88,828
Intangible assets, less accumulated amortization                      252,960         161,751
Intangible pension asset                                              105,312         114,088
----------------------------------------------------------------------------------------------
Total Assets                                                     $ 20,022,897    $ 17,613,996
==============================================================================================

LIABILITIES
Current Liabilities:
   Notes payable                                                 $    141,113    $    362,210
   Accounts payable                                                 1,742,655       1,295,974
   Other accrued liabilities                                        2,494,492       2,027,282
   Current portion of long-term debt                                2,035,349       2,730,977
----------------------------------------------------------------------------------------------
Total current liabilities                                           6,413,609       6,416,443
Deferred income taxes                                                 155,829               -
Long-term debt, less current portion                                2,751,960       2,032,486
Other                                                                 522,875         685,262
----------------------------------------------------------------------------------------------
Total Liabilities                                                   9,844,273       9,134,191

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 8,000,000
  shares; issued - 3,652,812 shares in 2003 and 3,652,312
  shares in 2002, including Treasury Stock                          9,132,030       9,130,780
Treasury Stock, at cost, 387,261 shares in 2003
  and 269,061 shares in 2002                                       (1,621,813)     (1,151,709)
Additional paid-in capital                                          2,028,574       2,029,105
Accumulated other comprehensive loss                               (1,370,441)     (2,316,814)
Retained earnings                                                   2,010,274         788,443
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         10,178,624       8,479,805
----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $ 20,022,897    $ 17,613,996
==============================================================================================

See accompanying notes.

                                      (11)

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2003, 2002 and 2001
                                                                                   Accumulated
                              Outstanding                            Additional       Other        Retained
                               Shares of     Common       Treasury     Paid-In    Comprehensive    Earnings
                             Common Stock     Stock         Stock      Capital        Loss         (Deficit)      Total
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2000     3,508,305 $ 9,033,280 $   (648,000) $ 2,037,823   $ (1,379,028)  $(1,151,455) $ 7,892,620
Net Income                                                                                         1,280,404    1,280,404
Translation Adjustment                                                                 (91,321)                   (91,321)
Cumulative Effect of a
   Change in Accounting for
   Derivative Financial
   Instruments                                                                        (104,207)                  (104,207)
Change in Fair Value of
   Derivative Financial
   Instruments                                                                         (86,502)                   (86,502)
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                          69,901                     69,901
Unrealized Gains on
   Available-for-Sale
   Securities                                                                          474,551                    474,551
Gains Reclassified to
   Comprehensive income                                                               (474,551)                  (474,551)
                                                                                                              -----------
     Comprehensive Income                                                                                       1,068,275
Purchase of Treasury Stock        (98,254)                (288,996)                                              (288,996)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001     3,410,051 $ 9,033,280 $   (936,996) $ 2,037,823   $ (1,591,157)  $   128,949  $ 8,671,899
Net Income                                                                                           659,494      659,494
Translation Adjustment                                                                 119,864                    119,864
Change in Fair Value of
   Derivative Financial
   Instruments                                                                         163,735                    163,735
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                         (60,500)                   (60,500)
Change in
   Minimum Pension
   Liability                                                                        (1,509,574)                (1,509,574)
Income Taxes Relating
   to Minimum Pension
   Liability                                                                           560,818                    560,818
                                                                                                              -----------
      Comprehensive Loss                                                                                          (66,163)
Issuance of Common Stock           39,000      97,500                    (8,718)                                   88,782
Purchase of Treasury Stock        (65,800)                (214,713)                                              (214,713)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002     3,383,251 $ 9,130,780 $ (1,151,709) $ 2,029,105   $ (2,316,814)  $   788,443  $ 8,479,805
Net Income                                                                                         1,221,831    1,221,831
Translation Adjustment                                                                 670,941                    670,941
Change in Fair Value of
   Derivative Financial
   Instruments                                                                          26,974                     26,974
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                          (9,401)                    (9,401)
Change in
   Minimum Pension
   Liability                                                                           412,912                    412,912
Income Taxes Relating
   to Minimum Pension
   Liability                                                                          (155,053)                  (155,053)
                                                                                                              -----------
      Comprehensive Loss                                                                                        2,168,204
Issuance of Common Stock              500       1,250                      (531)                                      719
Purchase of Treasury Stock       (118,200)                (470,104)                                              (470,104)
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003     3,265,551 $ 9,132,030 $ (1,621,813) $ 2,028,574   $ (1,370,441)  $ 2,010,274  $10,178,624

See accompanying notes.

                                      (12)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31, 2003, 2002 and 2001
                                                                                   2003               2002               2001
--------------------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                    $ 1,221,831          $ 659,494        $ 1,280,404
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                                                  433,645            482,880            566,438
    Amortization                                                                   24,406             79,607            157,568
    Deferred income taxes                                                         540,600           (548,467)           349,965
    (Gain) Loss on disposal of plant, property and
    equipment                                                                    (174,528)            25,464            333,906
    Gain on sale of marketable equity securities                                        -                  -           (474,551)
    Non-cash restructuring charges                                                      -            293,153                  -
    Changes in operating assets and liabilities
      Accounts receivable                                                        (342,197)           133,698           (465,627)
      Inventories                                                              (1,017,075)         2,103,118          1,219,659
      Prepaid expenses and other current assets                                   286,147             75,120           (374,117)
      Other assets                                                                      -            (33,738)            93,269
      Accounts payable                                                            311,798           (786,147)          (221,195)
      Other accrued liabilities                                                   468,000           (841,939)          (416,329)
--------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                 530,796            982,748            768,986
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       1,752,627          1,642,242          2,049,390
--------------------------------------------------------------------------------------------------------------------------------
Investing activities:
Purchase of plant, property and equipment                                        (424,537)          (484,088)          (308,062)
Purchase of patents and trademarks                                               (115,615)          (114,216)                 -
Proceeds from sales of plant, property and equipment                              250,196             58,597            139,987
Proceeds from sale of marketable equity securities                                      -                  -            474,551
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                 (289,956)          (539,707)           306,476
--------------------------------------------------------------------------------------------------------------------------------
Financing activities:
Net (repayments)  borrowings on notes payable and
  revolving credit facilities                                                     108,297           (554,495)        (1,721,293)
Payments of long term debt                                                       (305,548)           (13,254)           (77,013)
Debt issuance costs                                                                     -             11,209            (27,217)
Purchase of  118,200 common shares in 2003 and 65,000 common
  shares in 2002 for treasury                                                    (470,247)          (214,713)          (288,996)
Issuance of Common Stock                                                              862             88,782                  -
--------------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                            (666,636)          (682,471)        (2,114,519)
Effect of exchange rate changes                                                    (3,064)             6,069            (91,321)
--------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           792,971            426,134            150,026
Cash and cash equivalents at beginning of year                                    597,670            171,536             21,510
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $ 1,390,641          $ 597,670        $   171,536
================================================================================================================================

See accompanying notes.

                                      (13)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations

The operations of Acme United Corporation (the Company) consist of a single reportable segment, which operates in the United States, Canada, Germany and Hong Kong. Principal products are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers.

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses) which are included in other income (expense) were $105,984 in 2003, $57,000 in 2002, and $(153,000) in 2001.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $199,101 in 2003 and $205,213 in 2002.

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

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2003 is 12 years.

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS
142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at January 1, 2003. Had Statement No. 142 been in effect as of the beginning of 2001, amortization expense for the year ended December 31, 2001 would have been reduced by $28,000, increasing net income by the same amount with no effect on earnings per share.

                                      (14)

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in years in which the differences are expected to reverse.

Accounting for Stock-Based Compensation - At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in
Note 11. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

                                                      2003             2002            2001
==============================================================================================
Net income, as reported                          $ 1,221,831      $   659,494     $ 1,280,404
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                 (84,985)         (88,646)       (231,390)
----------------------------------------------------------------------------------------------
Pro forma net income                             $ 1,136,846      $   570,848     $ 1,049,014
==============================================================================================

Basic-as reported                                $      0.37      $      0.19     $      0.37
Basic-pro forma                                  $      0.34      $      0.17     $      0.29

Diluted-as reported                              $      0.34      $      0.19     $      0.36
Diluted-pro forma                                $      0.32      $      0.16     $      0.29

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership transfers from the Company to its customer upon shipment of the Company's products. When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Research and Development - Research and development costs ($347,130 in 2003, $385,066 in 2002 and $147,115 in 2001) are charged to operations as incurred.

Shipping Costs - Shipping costs ($1,439,615 in 2003, $1,272,115 in 2002, and $1,189,930 in 2001) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($669,065 in 2003, $766,058 in 2002, and $506,557 in 2001) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. Net sales to the Company's three major customers, Staples, Inc., Boise, and United Stationers, Inc., represented approximately 41% of net sales in 2003, 44% in 2002, and 43% in 2001.

Consideration paid to a reseller - As of January 1, 2002, the Company also adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's statement of operations. The adoption of EITF 00-25 had no effect on net income or earnings per share. Selling, general and administrative expenses for the year ended December 31, 2001 have been reclassified to conform to the new classification resulting in a $3,083,000 decrease of selling, general and administrative expenses and net sales for that period.

                                      (15)

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Inventories

Inventories consist of:

                                                  2003           2002
------------------------------------------------------------------------
Finished goods                               $ 7,252,114    $ 5,306,846
Work in process                                  119,796        373,860
Materials and supplies                           807,171        993,948
------------------------------------------------------------------------
                                             $ 8,179,081    $ 6,674,654
========================================================================

Inventories are stated net of valuation allowances for obsolescence of $374,665 in 2003 and $407,881 in 2002.

                                      (16)

4.  Intangible Assets

Intangible assets consist of:

                                            2003        2002
--------------------------------------------------------------
Deferred financing costs                $  70,577   $  70,577
Patents                                   216,869     109,151
Trademarks                                 12,962       5,065
--------------------------------------------------------------
                                          300,408     184,793
Accumulated amortization                   47,448      23,042
--------------------------------------------------------------
                                        $ 252,960   $ 161,751
==============================================================

During the year ended December 31, 2002, the Company refinanced its revolving loan and wrote-off unamortized deferred financing costs of $53,380. The Company capitalized additional financing costs of $48,773 on the new loan. Amortization expense for deferred financing costs for the years ended December 31, 2003, 2002, and 2001, was $21,262, $139,589, and $123,229, respectively. Amortization expense for patents and trademarks for the year ended December 31, 2003 was $3,144. There was no amortization expense in 2002 or 2001 on patents and trademarks. The estimated aggregate amortization expense for each of the next five succeeding years are as follows: 2004 - $29,929; 2005 - $23,014; 2006 -
$13,335 - 2007 - $13,335 and 2008 - $13,335.

5.  Other Accrued Liabilities

Other accrued liabilities consist of:

                                                  2003             2002
--------------------------------------------------------------------------
Vendor rebates                               $ 2,036,860      $ 1,438,154
Other                                            980,507        1,274,390
--------------------------------------------------------------------------
                                             $ 3,017,367      $ 2,712,544
==========================================================================

6.  Pension and Profit Sharing

United States employees, hired prior to July 1, 1993, are covered by a funded, defined benefit pension plan. The benefits are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. In December 1995, the Company's Board of Directors approved an amendment to the United States pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan. The Company uses a December 31 measurement date for the pension plan.

The plan asset weighted average allocation at December 31, by asset category, are as follows:

Asset Category                              2003             2002
-------------------------------------------------------------------
Equity                                       67%              65%
Fixed Income                                 28%              31%
Other                                         5%               4%
-------------------------------------------------------------------
Total                                       100%             100%
===================================================================

The Company's investment policy is to minimize risk by balancing investments between equity and fixed income, utilizing a weighted average approach of 65% equity securities, 30% fixed income funds, and 5% cash investments. Plan funds are invested in long term obligations with a history of moderate to low risk.

At December 31, 2003 and 2002, equity securities include 30,000 shares of the Company's Common Stock having a market value of $162,000 and $112,800 at those dates, respectively.

                                      (17)

Other disclosures related to the pension plan follow:

                                                                        2003             2002
                                                             ---------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                        6.00%            6.50%
Changes in benefit obligation:
Benefit obligation at beginning of year                         $ (3,710,070)    $ (3,647,962)
Interest cost                                                       (221,265)        (253,046)
Service cost                                                         (35,000)         (35,000)
Actuarial loss                                                        22,957         (230,337)
Benefits and plan expenses paid                                      415,786          456,275
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 (3,527,592)      (3,710,070)
----------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                     3,278,460        4,212,515
Actual return on plan assets                                         555,392         (477,780)
Benefits and plan expenses paid                                     (415,786)        (456,275)
----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           3,418,066        3,278,460
----------------------------------------------------------------------------------------------
Funded status                                                       (109,526)        (431,610)
Unrecognized actuarial loss                                        1,096,662        1,509,574
Unrecognized prior service costs                                     105,312          114,088
Minimum pension liability, including intangible
  pension asset of $105,312 in 2003 and $114,088 in 2002          (1,201,974)      (1,623,662)
----------------------------------------------------------------------------------------------
Accrued benefit costs                                           $   (109,526)    $   (431,610)
==============================================================================================

Accrued benefits costs are included in other accrued liabilities.

                                                                       2003             2002           2001
=============================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                        6.50%            6.50%          7.25%
  Expected return on plan assets                                       8.00%            8.50%          8.50%
-------------------------------------------------------------------------------------------------------------
Components of net benefit income:
Interest cost                                                      $ 221,265        $ 253,046      $ 319,163
Service cost                                                          35,000           35,000         35,000
Expected return on plan assets                                      (246,124)        (339,765)      (487,315)
Amortization of prior service costs                                    8,776            8,776          8,776
Amortization of actuarial gain                                        80,687            9,205              -
Settlement loss                                                            -                -        102,386
-------------------------------------------------------------------------------------------------------------
                                                                   $  99,604        $ (33,738)     $ (21,990)
=============================================================================================================

In 2001, the pension plan made settlement distributions of $793,165 to certain plan beneficiaries. Such payments resulted in a $102,386 settlement loss.

Acme United Corporation employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

                                      (18)

The following table discloses the change in other comprehensive income:

                                                       2003             2002
                                                ------------------------------
Decrease (increase) in minimum liability
  included in other comprehensive income            $ 412,912     $ (1,509,574)

Contributions and Estimated Future Benefit Payments:

The following benefits, which reflect expected future service, as appropriate, are expected to be paid:

2004                                               $    400,500
2005                                                    386,547
2006                                                    371,647
2007                                                    357,950
2008                                                    358,701
Years 2009 - 2013                                     1,555,491


Acme United expects to contribute approximately $29,000 to its pension plan in 2004.

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee. Through December 31, 2001, contributions amounted to 2% of eligible employee earnings and a 50% match up to the first 2% of employee contributions. For the years ended December 31, 2003 and 2002, contributions amounted to a 50% match up to the first 6% of employee contributions. Total contribution expense under this plan approximated $61,000, $57,000, $51,000 for 2003, 2002 and 2001, respectively.

7.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                         2003          2002          2001
---------------------------------------------------------------------------
Current:
Federal                             $  513,057     $ (31,751)    $  31,708
    State                               66,783        18,000        50,213
    Foreign                                  -             -           (64)
---------------------------------------------------------------------------
                                       579,840       (13,751)       81,857
---------------------------------------------------------------------------

Deferred:
Federal                                557,886      (437,330)      300,887
    State                                2,813      (116,519)       49,078
    Foreign                            (20,099)        5,382             -
---------------------------------------------------------------------------
                                       540,600      (548,467)      349,965
--------------------------------------------------------------------------
                                    $1,120,440     $(562,218)    $ 431,822
===========================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income (loss) before income taxes follows:

                                        2003          2002          2001
---------------------------------------------------------------------------
United States                      $ 3,142,489     $ 942,776   $ 2,269,128
Foreign                               (800,218)     (845,500)     (556,902)
---------------------------------------------------------------------------
                                   $ 2,342,271     $  97,276   $ 1,712,226
===========================================================================

                                      (19)

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in operations.

                                        2003          2002          2001
---------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate                $  796,372     $  33,074     $ 582,157
State and local
  taxes, net of
  federal income
  tax effect                            80,199       (29,123)       70,528
Permanent items                        (25,710)       (2,709)       16,373
Write-off
  intercompany
  investment                                 -      (567,438)            -
On Recognition
  (realization) of foreign
  operations tax loss
  carryforwards (net)                  269,579         3,978      (237,236)
---------------------------------------------------------------------------
Provision (benefit)
 for income taxes                   $1,120,440     $(562,218)    $ 431,822
===========================================================================

Income taxes paid, net of refunds received, were $850,600 in 2003, $24,501 in 2002, and $11,341 in 2001.

                                        2003          2002
-------------------------------------------------------------
Deferred income tax liabilities:
Plant, property and equipment        $ 174,939     $ 213,868
Other                                   26,440        47,800
-------------------------------------------------------------
                                       201,379       261,668

Deferred income tax assets:
Asset valuations                       188,979       307,410
Financial instruments                        -         9,401
Operating loss
  carryforwards and credits          1,278,341     1,676,130
Pension                                  1,545       116,382
Other                                    2,773        51,843
-------------------------------------------------------------
                                     1,471,638     2,161,166
-------------------------------------------------------------
Net deferred income tax asset
  before valuation allowance         1,270,259     1,899,498
Valuation allowance                 (1,139,875)   (1,130,777)
-------------------------------------------------------------
Net deferred income tax asset        $ 130,384     $ 768,721
=============================================================

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $1,666,000 and $1,287,000 are considered permanently reinvested as of December 31, 2003 and 2002, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

                                      (20)

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance and carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense. For the year ended December 31, 2003, the valuation allowance on the Canadian net operating loss was reversed creating an income tax benefit in the current period of $157,753.

At December 31, 2003, the Company has tax operating loss carry forwards aggregating $4,024,000. The portion applicable to Germany of $3,884,000 can be carried forward indefinitely. Carry forwards applicable to Canada of $57,000 expire from 2005 - 2007.

8. Debt

Long term debt consists of:
                                                        2003          2002
-----------------------------------------------------------------------------
Notes payable:
  North American arrangements                      $ 4,493,729   $ 4,486,485
  Other                                                293,580       276,978
-----------------------------------------------------------------------------
                                                     4,787,309     4,763,463
Less current portion                                 2,035,349     2,730,977
-----------------------------------------------------------------------------
                                                   $ 2,751,960   $ 2,032,486
=============================================================================

On August 2, 2002, the Company entered into a new revolving loan agreement (the Agreement). The Agreement allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventories. All outstanding borrowings are due July 31, 2005. At December 31, 2003, $4,109,612 is outstanding and $2,524,346 is available under the Agreement based on this formula. Throughout 2004, the Company expects to have a minimum of $2,530,000 outstanding under the Agreement. As such, amounts borrowed in excess of $2,530,000 are classified as part of the current portion of long-term debt. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.75 percent (2.87% at December 31, 2003).

The Company also transferred its interest rate swap agreement, which fixes the effective interest rate at 7.18 percent for $3,500,000 of debt under the Agreement. The swap agreement expired January 19, 2003.

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with another bank to refinance a mortgage. The loan is payable in monthly installments of $6,928, including interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0%, adjusting every five years, through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. During the year ended December 31, 2003, the Company made prepayments on the loan amounting to $279,999, which will reduce the final installment due on August 1, 2020. At December 31, 2003 and 2002, the interest rate was 9.78%. The loan is collateralized by a First Trust Deed and Assignment of Rents on the property located 701 South Wilson Street in Fremont, North Carolina.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined. The Company believes these financial covenants will continue to be met.
..
Maturities of long-term debt for the next five years follow: 2004 - $2,035,349; 2005- $2,245,598; 2006 - $87,809 - 2007 - $96,908 and 2008 $105,716.

Interest paid was $235,265 in 2003, $605,344 in 2002, and $790,910 in 2001.

                                      (21)

9.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $252,294 in 2003, $165,854 in 2002, and $170,111 in 2001. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2003 to their expiration follow:
2004 - $237,329; 2005 - $194,426; 2006 - $34,363; 2007 - $32,047;
and 2008 - $975.

The Company has been involved in certain environmental and other matters. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.

10.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                                                                  2003       2002       2001
--------------------------------------------------------------------------------------------------------------
United States                                                                  $ 26,482   $ 22,773   $ 23,428
Canada                                                                            5,611      5,098      5,511
England                                                                               -        758      1,986
Germany                                                                           2,882      2,255      2,157
Hong Kong                                                                             -          -          -
--------------------------------------------------------------------------------------------------------------
                                                                               $ 34,975   $ 30,884   $ 33,082
==============================================================================================================

Long-lived assets by geographic area follow (000's omitted):
                                                                                  2003       2002       2001
--------------------------------------------------------------------------------------------------------------

United States                                                                  $  1,300   $  1,326   $  1,446
Canada                                                                              156        157         67
England                                                                               -          -          6
Germany                                                                             854        798        740
Hong Kong                                                                            75          -          -
--------------------------------------------------------------------------------------------------------------
                                                                               $  2,385   $  2,281   $  2,259
==============================================================================================================

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

Effective February 26, 2002, the Company adopted a new officers and key employee's stock option plan which provides incentive and nonqualified stock options for up to 150,000 shares of the Company's Common Stock to officers and key employees (the New Employee's Plan). The New Employee's Plan provided for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. The term of options issued cannot exceed 10 years from the date of grant.

The Company also has a stock option plan which provides nonqualified stock options for up to 160,000 shares of the Company's Common Stock to non-salaried directors (the Director's Plan). The original Director's Plan, as approved at the 1996 Annual Meeting, granted 10,000 options to new directors elected to the Board at the 1996 Annual Meeting, which vested one year after the grant date. The Director's Plan was amended in 1997 to grant 10,000 options to directors elected at the 1997 Annual Meeting, who were first elected prior to the 1996 Annual Meeting, which vested immediately. The Director's Plan was amended again in 1998 to grant 2,500 options to each director re-elected to the Board at the annual meeting. These options vest immediately.

                                      (22)

During 2003 and 2002, an additional 2,500 options were granted to each director. Also during 2003, 10,000 options were issued to one new director. The Director's Plan provides for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair value at the date of grant.

A summary of changes in options issued under the Company's two stock option plans follows:

                                                        2003             2002            2001
----------------------------------------------------------------------------------------------
Options outstanding at the
  beginning of the year                              766,850          830,350         640,850
Options granted                                      102,500           30,500         232,000
Options cancelled                                     (1,700)         (55,000)        (42,500)
Options exercised                                       (500)         (39,000)              0
----------------------------------------------------------------------------------------------
Options outstanding at
  the end of the year                                867,150          766,850         830,350
==============================================================================================
Options exercisable at the
  end of the year                                    747,940          635,000         535,650
==============================================================================================
Common stock available for future grants at
  the end of the year                                 64,500          167,000          21,025
==============================================================================================
Weighted average price of options:
 granted                                              $ 3.89           $ 3.94          $ 2.97
 cancelled                                              2.67             3.35            4.09
 exercised                                              2.53             2.28               -
 outstanding                                            3.31             3.23            3.16
 exercisable                                            3.26             3.29            3.41

A summary of options outstanding at December 31, 2003 follows:

                                                             Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------     ----------------------------
                                                                  Weighted-
                                                                   Average                                             Weighted-
                                                                  Remaining      Weighted-                              Average
                                                     Number      Contractual      Average                  Number      Exercise
Range of Exercise Prices                          Outstanding    Life (Years)  Exercise Price           Exercisable      Price
-------------------------------------------------------------------------------------------------------------------------------
$1.25 to $2.49                                       218,100          6           $ 2.13                  218,100       $ 2.13
$2.50 to $3.65                                       362,550          7             3.17                  307,840         3.19
$3.66 to $5.00                                       207,000          5             3.91                  148,500         3.89
$5.01 to $7.25                                        79,500          4             5.66                   73,500         5.68
----------------------------------------------------------------------------------------------     ----------------------------
                                                     867,150                                              747,940
                                             ================                                      ===============

The weighted average remaining contractual life of outstanding stock options is 6 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2003, 2002 and 2001.

The weighted average fair value at the date of grant for options granted during 2003, 2002, and 2001 is $1.79, $1.82, $1.57 per option, respectively.

                                      (23)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        2003             2002            2001
                             -------------------------------------------------
Expected Life in Years                     5                5               5
Interest Rate                          3.00%            3.00%           3.00%
Volatility                             0.480            0.491           0.585
Dividend Yield                            0%               0%              0%

12.  Earnings Per Share

The calculation of earnings per share follows:

                                                                              2003          2002           2001
------------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                            $ 1,221,831   $   659,494    $ 1,280,404
------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                                  3,317,231     3,400,151      3,487,658
   Effect of dilutive employee stock options                                 240,663       155,575        107,952
------------------------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share                             3,557,894     3,555,726      3,595,610
------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                              $      0.37   $      0.19    $      0.37
------------------------------------------------------------------------------------------------------------------
   Dilutive earnings per share                                           $      0.34   $      0.19    $      0.36
------------------------------------------------------------------------------------------------------------------

For 2003, 2002, and 2001, 629,245, 610,775, and 721,898 stock options, respectively, were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

                                      (24)

13.    Accumulated Other Comprehensive Loss

The components of the accumulated other comprehensive loss follow:

                                                              Derivative             Minimum
                                          Translation          Financial             Pension
                                          Adjustment          Instruments           Liability           Total
----------------------------------------------------------------------------------------------------------------
Balances, January 1, 2002                $ (1,470,349)        $ (120,808)       $          -        $ (1,591,157)
Change in Fair Value of
   Derivative Financial
   Instruments                                                   163,735                                 163,735
Income Taxes Relating
   to Derivative Financial
   Instruments                                                   (60,500)                                (60,500)
Change in Fair Value of
   Minimum Pension
   Liability                                                                      (1,509,574)         (1,509,574)
Income Taxes Relating
   to Minimum Pension
   Liability                                                                         560,818             560,818
Translation Adjustment                        119,864                                                    119,864
----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002                (1,350,485)           (17,573)           (948,756)         (2,316,814)
Change in Fair Value of
   Derivative Financial
   Instruments                                                    26,974                                  26,974
Income Taxes Relating
   to Derivative Financial
   Instruments                                                    (9,401)                                 (9,401)
Change in Fair Value of
   Minimum Pension
   Liability                                                                         412,912             412,912
Income Taxes Relating
   to Minimum Pension
   Liability                                                                        (155,053)           (155,053)
Translation Adjustment                        670,941                                                    670,941
----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003              $   (679,544)        $        0        $   (690,897)       $ (1,370,441)
================================================================================================================

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

                                      (25)

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                                   2003                            2002
                                        --------------------------     ---------------------------
                                            Carrying         Fair           Carrying         Fair
                                             Amount         Value            Amount         Value
--------------------------------------------------------------------------------------------------
Cash and cash equivalent                     $ 1,391      $ 1,391            $   598      $   598
Accounts receivable                            7,075        7,075              6,410        6,410
Accounts payable                              (1,743)      (1,743)            (1,296)      (1,296)
Short term notes payable                        (141)        (141)              (362)        (362)
Long term debt                                (4,787)      (4,787)            (4,763)      (4,763)
Interest rate swap obligation                      -            -                (27)         (27)

Derivative Financial Instruments

At December 31, 2002, derivative financial instruments consist of interest rate swaps. The Company uses such derivatives for fair value or cash flow hedging purposes as part of its risk management strategy. Following is a summary of the Company's risk management strategies and the effect of them on the Company's consolidated financial statements. The Company's interest rate swap agreement expired in January, 2003.

Fair Value Hedging Strategy

At times, the Company utilizes forward foreign exchange contracts to hedge certain firm commitments with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically under 90 days. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. There were no forward foreign exchange contracts held at December 31, 2003 or 2002.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

Ineffective portions of fair value hedges were not material in 2003.

Cash Flow Hedging Strategy

In 2000, the Company entered into interest-rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis through January 19, 2003, the agreement maturity date, thus reducing the impact of interest-rate changes on future income.

During 2003, 2002 and 2001, the Company recognized expense of $26,874, $174,122 and $95,471 respectively, related to the net amounts paid and accrued on interest rate swaps, which are included in interest expense in each year's respective consolidated statements of income. For the year ended December 31, 2003, interest rate swap was judged to be effective.


15.  Restructuring Charges

In 2002, restructuring charges of approximately $555,000 were recorded as a result of certain strategic and operating changes initiated by the Company's management related to liquidating Acme United Limited (AUL), a United Kingdom subsidiary. The restructuring charges consisted of a write-down of inventories of $206,000, accounting and legal costs of $95,000, lease cancellation costs of $90,000, a write-off of goodwill of $69,000, severance costs of $55,000, other closing costs of $22,000, a write-off of uncollectible accounts receivable of $9,000 and write-offs of equipment of $9,000. As of December 31, 2002, the restructuring was substantially complete and approximately $36,000 remained in accrued restructuring charges, primarily related to accounting and legal costs. The Company terminated five employees as part of the restructuring. There will be no further terminations and all severance costs related to the restructuring have been paid. The Company expects to continue to retain the majority of AUL's customers and sell products to them through its German subsidiary. As of December 31, 2003, approximately $1,000 remained in accrued restructuring charges.

                                      (26)

16. Quarterly Dated (unaudited)

                                                Quarters ($000's omitted, except per share data)

2003                                      First        Second        Third         Fourth         Total
--------------------------------------------------------------------------------------------------------
Net Sales                               $ 7,189      $ 10,142      $ 9,538        $ 8,106      $ 34,975
--------------------------------------------------------------------------------------------------------
Cost of Goods Sold                        4,307         6,221        6,367          4,946        21,842
--------------------------------------------------------------------------------------------------------
Net Income                                   78           615          302            227         1,222
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                $  0.02      $   0.18      $  0.09        $  0.07      $   0.37
Diluted Earnings Per Share              $  0.02      $   0.17      $  0.08        $  0.06      $   0.34


2002                                      First        Second        Third         Fourth         Total
--------------------------------------------------------------------------------------------------------
Net Sales                               $ 6,754       $ 9,398      $ 7,867        $ 6,865      $ 30,884
--------------------------------------------------------------------------------------------------------
Cost of Goods Sold                        4,612         6,233        5,204          4,401        20,450
--------------------------------------------------------------------------------------------------------
Net Income                                  122           227          270             40           659
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                $  0.03       $  0.07      $  0.08        $  0.01      $   0.19
Diluted Earnings Per Share              $  0.03       $  0.06      $  0.08        $  0.01      $   0.19

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

                                      (27)

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/Ernst & Young LLP

Hartford, Connecticut
February 13, 2004

                                      (28)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2003.


Item 9A.  Controls and Procedures

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

Name                      Age Position Held with Company
------------------------- --- --------------------------------------------------
Walter C. Johnsen         53  President, Chief Executive Officer and Director
Gary D. Penisten          72  Chairman of the Board and Director
Brian S. Olschan          46  Executive Vice President, Chief Operating Officer
                              and Director
Paul G. Driscoll          43  Vice President, Chief Financial Officer, Secretary
                              and Treasurer
George R. Dunbar          80  Director
Richmond Y. Holden, Jr.   50  Director
Wayne R. Moore            72  Director
Stevenson E. Ward III     59  Director
Susan H. Murphy           52  Director

Walter C. Johnsen has served as director since 1995 and as President and Chief Executive Officer since November 30, 1995. Prior to that he was Executive Vice President since January 24, 1995. He also was Chief Financial Officer from March 26, 1996 until June 30, 1996. Before joining the Company he was Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor.

Gary D. Penisten has served as director since 1994 and Chairman of the Board since February 27, 1996. From 1977 to 1988, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Sterling Drug Inc. in New York City. From 1974 to 1977 he served as Assistant Secretary of the United States Navy. Prior to that he was employed by General Electric for twenty-one years.

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

                                      (29)

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

George R. Dunbar has served as director since 1977. He is currently President of The U.S. Baird Corporation and Dunbar Associates, a municipal management consulting firm. He is a former Chief Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric Division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut.

Richmond Y. Holden, Jr. has served as director since 1998. He has served as President and Chief Executive Officer of J.L. Hammett Co. since 1992; Executive Vice President from 1989 to 1992. J.L. Hammett Co. is a distributor and retailer of educational products throughout the United States, and is one of the largest distributors to the K-12 educational marketplace.

Wayne R. Moore has served as director since 1976. He is presently Chairman Emeritus of The Producto Machine Company, manufacturer of machine tools, special machines, and tool die and mold components. He was Chairman of the Board of The Producto Machine Company and the Moore Special Tool Company, manufacturer of machine tools, measuring machines and metrology products. Mr. Moore was Chairman of the U.S. Machine Tool Builders/ Association for Manufacturing Technology (1985-1986) and Committee Member of U.S. Eximbank (1984). He is a Trustee of the American Precision Museum and on the Board of advisors of the Fairfield University School of Engineering.

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

Susan H. Murphy has served as director since 2003. She is presently Vice President for Student and Academic Services at Cornell University. From 1985 through 1994, Ms. Murphy served as Dean of Admissions and Financial Aid. Ms. Murphy has been employed at Cornell since 1978.


Item 11.  Executive Compensation

          (Refer to Proxy Statement pages 6-10)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Refer to Proxy Statement pages 1-2)

Item 13.  Certain Relationships and Related Transactions

          (None)

Item 14.  Principal Accountant Fees and Services

          (Refer to Proxy Statement pages 14-15)

                                      (30)

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)   Documents filed as part of this report:

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

    3.  Exhibits
        Exhibit 21 - Parents and Subsidiaries
        Exhibit 23 - Consent of Ernst & Young LLP, Independent Auditors
        Exhibit 99.1 - Certification Pursuant To 18 U.S.C. Section 1350,
          As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Walter C. Johnsen
        Exhibit 99.2 - Certification Pursuant To 18 U.S.C. Section 1350,
          As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Paul G. Driscoll

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

(b) No Form 8-K was filed by the Company during the quarter ended December 31, 2003.

                                      (31)

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2003, 2002 and 2001
                                                           Balance at     Charged to        Deductions    Balance at
                                                          Beginning of     Costs and         and Other      End of
                                                             Period        Expenses         Adjustments     Period
--------------------------------------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts                           $   205,213     $  61,924         $  68,035   $   199,102
Allowance for inventory obsolescence                          407,881       273,447           306,663       374,665
Deferred income tax asset valuation allowance               1,130,777         9,098                 -     1,139,875
--------------------------------------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts                               209,508        71,998            76,293       205,213
Allowance for inventory obsolescence                          273,260       216,512            81,891       407,881
Deferred income tax asset valuation allowance               1,552,666             -           421,889     1,130,777
--------------------------------------------------------------------------------------------------------------------
2001
Allowance for doubtful accounts                               178,227       106,557            75,276       209,508
Allowance for inventory obsolescence                          439,790             -           166,530       273,260
Deferred income tax asset valuation allowance               1,965,940             -           413,274     1,552,666
--------------------------------------------------------------------------------------------------------------------

                                      (32)

EXHIBIT 21

                            PARENTS AND SUBSIDIARIES

The Company was organized as a partnership in 1867 and incorporated in 1882 under the laws of the State of Connecticut as The Acme Shear Company. The corporate name was changed to Acme United Corporation in 1971.

There is no parent of the registrant.

Registrant has the following subsidiaries, all of which are totally held:

Name                                                 Country of Incorporation
----                                                 ------------------------
Acme United Limited                                  Canada
Emil Schlemper GmbH                                  Germany
Acme United (Asia Pacific) Limited                   Hong Kong

All subsidiaries are active and included in the consolidated financial statements.


EXHIBIT 23

               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918, 333-26737, and 333-70346) pertaining to the
Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505, 333-26739, and 333-70348) pertaining to the Acme United Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated February 13, 2004, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2003.

                                                  /s/ Ernst & Young LLP

Hartford, Connecticut
March 4, 2004

                                      (33)

Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated: March 4, 2004

                                      (34)

Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated: March 4, 2004

                                      (35)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2004.


ACME UNITED CORPORATION
(Registrant)

Signatures                           Titles

s/ Walter C. Johnsen
--------------------------------
Walter C. Johnsen                    President, Chief Executive Officer
                                     and Director

s/ Gary D. Penisten
--------------------------------
Gary D. Penisten                     Chairman of the Board and Director

s/ Brian S. Olschan
--------------------------------
Brian S. Olschan                     Executive Vice President, Chief Operating
                                     Officer and Director

s/ Paul G. Driscoll
--------------------------------
Paul G. Driscoll                     Vice President, Chief Financial Officer,
                                     Secretary and Treasurer

s/ George R. Dunbar
--------------------------------
George R. Dunbar                     Director

s/ Richmond Y. Holden, Jr.
--------------------------------
Richmond Y. Holden, Jr.              Director

s/ Wayne R. Moore
--------------------------------
Wayne R. Moore                       Director

s/ Stevenson E. Ward III
--------------------------------
Stevenson E. Ward III                Director

s/ Susan H. Murphy
--------------------------------
Susan H. Murphy                      Director

                                      (36)


OFFICERS
Walter C. Johnsen                        Brian S. Olschan                       James A. Benkovic
President and Chief Executive            Executive Vice President and Chief     Vice President-Consumer Sales
  Officer                                  Operating Officer

Gary D. Penisten                         Paul G. Driscoll                       Larry H. Buchtmann
Chairman of the Board                    Vice President and Chief Financial     Vice President-Manufacturing
                                            Officer, Secretary and Treasurer

INTERNATIONAL KEY MANAGEMENT

Harry G. Wanless                         Dennis Liang                           Anthony G. Poole
General Manager                          General Manager                        General Manager
Acme United Limited                      Acme United (Asia Pacific) Limited     Acme United Europe
(Canada)                                 (Hong Kong)                            (Germany)

DIRECTORS

George R. Dunbar                         Walter C. Johnsen                      Gary D. Penisten
President                                President and Chief Executive          Chairman of the Board
Dunbar Associates                        Officer                                Acme United Corporation
Monroe, Connecticut                      Acme United Corporation
President (1972-1987)
Bryant Electric Division                 Wayne R. Moore                         Stevenson E. Ward III
Westinghouse Electric Corporation        Director and Chairman Emeritus         Vice President and
                                         The Producto Machine Company           Chief Financial Officer
                                                                                Triton Thalassic Technologies, Inc.

Richmond Y. Holden, Jr.                  Brian S. Olschan                       Susan H. Murphy
President and Chief Executive            Executive Vice President and           Vice President for Student
Officer                                  Chief Operating Officer                And Academic Services
J.L. Hammett Co.                         Acme United Corporation                Cornell University


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

TRANSFER AGENTS                          COUNSEL                                ANNUAL MEETING
American Stock Transfer Company          Brody, Wilkinson and Ober, P.C.        will be held at 11 a.m., Monday,
40 Wall Street                           Southport, Connecticut                 April 26, 2004 at The American
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report December 31, 2003; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of December 31, 2003;

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

Dated: March 4, 2004

                                      (38)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this annual report December 31, 2003; and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of December 31, 2003;

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

Dated: March 4, 2004

                                      (39)