Form 10-Q
period 2004-03-31
ACME UNITED CORP
filed 2004-04-28
CIK 2098

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

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Registrant had 3,818,812 shares outstanding as of April 28, 2004 of its $2.50 par value Common Stock.

                                      (1)

ACME UNITED CORPORATION

                                                                           Page
                                                                           ----
  Part I-- FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets.....................  3
                 Condensed Consolidated Statements of Operations
                    and Comprehensive Income...............................  5
                 Condensed Consolidated Statements of Cash Flows...........  6
                 Notes to Condensed Consolidated Financial Statements......  7
       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  9
       Item 3. Quantitative and Qualitative Disclosure About Market Risk... 11
       Item 4. Controls and Procedures..................................... 11

  Part II -- OTHER INFORMATION
       Item 1. Legal Proceedings........................................... 12
       Item 2. Changes in Securities....................................... 12
       Item 3. Defaults Upon Senior Securities............................. 12
       Item 4. Submission of Matters to a Vote of Security Holders......... 12
       Item 5. Other Information........................................... 13
       Item 6. Exhibits and Reports on Form 8-K............................ 13
       Signatures.......................................................... 14

                                      (2)

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except per share data)
                                                             At March 31  At December 31
                                                                 2004          2003
                                                             (UNAUDITED)
                                                            ------------- -------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $    892      $  1,391
  Accounts receivable, less allowance                              6,687         7,075
  Inventories:
     Finished goods                                                7,559         7,252
     Work in process                                                 112           120
     Raw materials and supplies                                      665           807
                                                            ------------- -------------
                                                                   8,336         8,179
  Prepaid expenses and other current assets                          607           260
  Deferred income taxes                                              266           286
                                                            ------------- -------------
          Total current assets                                    16,788        17,191
                                                            ------------- -------------
Property, plant and equipment:
  Land                                                               230           235
  Buildings                                                        2,642         2,644
  Machinery and equipment                                          5,792         5,772
                                                            ------------- -------------
                                                                   8,664         8,651
  Less accumulated depreciation                                    6,303         6,266
                                                            ------------- -------------
                                                                   2,361         2,385
Other assets                                                         367           358
Goodwill                                                              89            89
                                                            ------------- -------------
            Total assets                                        $ 19,605      $ 20,023
                                                            ============= =============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                (all amounts in thousands, except per share data)

                                                             At March 31  At December 31
                                                                 2004          2003
                                                             (UNAUDITED)
                                                            ------------- -------------
LIABILITIES

Current liabilities:
  Notes payable                                                 $    183      $    141
  Accounts payable                                                 1,721         1,743
  Other accrued liabilities                                        1,870         2,494
  Current portion of long-term debt                                1,745         2,035
                                                            ------------- -------------
      Total current liabilities                                    5,519         6,413
  Deferred income taxes                                              156           156
  Long-term debt, less current portion                             2,542         2,752
  Other                                                              603           524
                                                            ------------- -------------
       Total liabilities                                           8,820         9,845

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,743,812 shares,
    including treasury stock                                       9,360         9,132
  Treasury stock, at cost - 403,261 shares
    in 2004 and 387,261 shares in 2003                            (1,672)       (1,622)
  Additional paid-in capital                                       2,123         2,029
  Retained earnings                                                2,402         2,010
  Accumulated other comprehensive loss:
    Translation adjustment                                          (737)         (680)
    Minimum pension liability                                       (691)         (691)
                                                            ------------- -------------
                                                                  (1,428)       (1,371)
                                                            ------------- -------------
      Total stockholders' equity                                  10,785        10,178
                                                            ------------- -------------
        Total liabilities and stockholders' equity               $ 19,605      $ 20,023
                                                            ============= =============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
         (all amounts in thousands of dollars, except per share amounts)
                                                                         Three Months Ended
                                                                              March 31
                                                                       ----------------------
                                                                          2004        2003
                                                                       ----------  ----------
Net sales                                                                $ 8,567     $ 7,189

Costs and expenses:
  Cost of goods sold                                                       4,848       4,307
  Selling, general and administrative expenses                             2,969       2,301
                                                                       ----------  ----------
                                                                           7,817       6,608
                                                                       ----------  ----------

Income before non operating items                                            750         581
Non operating items:
  Interest expense                                                            45          79
  Other (income) expense                                                      (5)        150
                                                                       ----------  ----------
                                                                              40         229
                                                                       ----------  ----------
Income before income taxes                                                   710         352
Income tax expense                                                           318         274
                                                                       ----------  ----------
Net income                                                                   392          78


Other comprehensive (expense) income -
  Foreign currency translation                                               (57)        234
  Change in fair value of derivative financial instrument
    less deferred income taxes of $9 in 2003                                   -          17
                                                                       ----------  ----------
Comprehensive income                                                      $  335      $  329
                                                                       ==========  ==========

Basic earnings per share                                                  $ 0.12      $ 0.02
                                                                       ==========  ==========

Diluted earnings per share                                                $ 0.11      $ 0.02
                                                                       ==========  ==========

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                        3,303       3,378
Weighted average number of dilutive stock options
  outstanding                                                                289         102
                                                                       ----------  ----------
Denominator used for diluted per share computations                        3,592       3,480
                                                                       ==========  ==========

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                     (all amounts in thousands of dollars)
                                                                                 Three Months Ended
                                                                                      March 31
                                                                            ----------------------------
                                                                                 2004           2003
                                                                            -------------  -------------
Operating Activities:
  Net income                                                                     $   392        $    78
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation                                                                   105            104
      Amortization                                                                     5              6
      Deferred income taxes                                                           20            274
      Gain on sale of assets                                                         (19)             -
      Changes in operating assets and liabilities:
        Accounts receivable                                                          376            391
        Inventories                                                                 (155)          (410)
        Prepaid expenses and other current assets                                   (305)             2
        Other assets                                                                  30             33
        Accounts payable                                                             (60)           117
        Other accrued liabilities                                                   (456)          (591)
                                                                            -------------  -------------
        Total adjustments                                                           (459)           (74)
                                                                            -------------  -------------
      Net cash provided (used) by operating activities                               (67)             3
                                                                            -------------  -------------
Investing Activities:
  Purchase of plant, property and equipment                                         (107)          (114)
  Proceeds from sale of plant, property and equipment                                 23              -
  Purchase of patents and trademarks                                                  (2)           (17)
                                                                            -------------  -------------
        Net cash used by investing activities                                        (86)          (131)
                                                                            -------------  -------------
Financing Activities:
  Net short-term (payments) borrowings                                              (396)           321
  Payments of long-term debt                                                        (210)             -
  Proceeds from issuance of common stock                                             322              -
  Purchase of 16,000 shares of common stock in 2004 and
    10,000 shares of common stock in 2003 for treasury                               (50)           (32)
                                                                            -------------  -------------
        Net cash provided (used) by financing activities                            (334)           289
                                                                            -------------  -------------

Effect of exchange rate changes                                                      (12)            30
                                                                            -------------  -------------
Net change in cash and cash equivalents                                             (499)           192

Cash and cash equivalents at beginning of period                                   1,391            597
                                                                            -------------  -------------
Cash and cash equivalents at end of period                                       $   892        $   789
                                                                            =============  =============

See notes to condensed consolidated financial statements

                                      (6)

              Notes to CONDENSED CONSOLIDATED Financial Statements

                                   (UNAUDITED)


Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows. These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2003 for such disclosures. The condensed consolidated balance sheet as of December 31, 2003 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters, either individually or in aggregate.


Note 3 -- Pension

Components of net periodic pension cost for the three months ended:

                                                     March 31         March 31
                                                       2004             2003
===============================================================================
Components of net periodic benefit cost:
Interest cost                                       $  49,727        $  55,316
Service cost                                        $   8,750        $   8,750
Expected return on plan assets                      $ (64,281)       $ (61,531)
Amortization of prior service costs                 $   2,194        $   2,194
Amortization of actuarial gain                      $  12,399        $  20,172
-------------------------------------------------------------------------------
                                                    $   8,789        $  24,901
===============================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $29,000 to its pension plan. As of March 31, 2004, no contributions have been made. The Company does not anticipate at this time to contribute more to its pension plan in 2004 than the original estimate of $29,000.


Note 4 -- Accounting for Stock-Based Compensation

 At March 31, 2004, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is greater than the fair market value of the Company's stock at date of grant. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 7 for shares exercised in January 2004.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the three months ended:

                                      (7)

                                                       March 31         March 31
                                                         2004             2003
===============================================================================
Net income, as reported                               $ 391,864         $ 77,834
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related income tax effects       20,305           18,977
--------------------------------------------------------------------------------
Pro forma net income                                  $ 371,559         $ 58,857
================================================================================

Basic-as reported                                     $    0.12         $   0.02
Basic-pro forma                                       $    0.11         $   0.02

Diluted-as reported                                   $    0.11         $   0.02
Diluted-pro forma                                     $    0.10         $   0.02


Note 5 -- Litigation Settlement

As a result of significant developments in the first quarter of 2003 the Company's German subsidiary settled litigation for $175,000. This amount exceeded previous accruals by $153,000 and was charged to other expense.


Note 6 -- Income Taxes

In 2004 and 2003, consolidated income before income taxes includes losses of foreign subsidiaries with no income tax benefit, resulting in an effective consolidated income tax rate greater than the United States statutory rate.


Note 7 -- Capital Structure

During the first quarter of 2004, the Company issued 91,000 shares of common stock with a value of $322,250 upon the exercise of outstanding stock options. The company also repurchased 16,000 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $50,375. An additional $31,225 of compensation expense was charged to operating results as a result of the transaction, as the shares were repurchased by the Company within six months of the original option exercise.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2004


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended March 31, 2004 were $8,567,000 compared with $7,189,000 for 2003, a 19% increase. Excluding the favorable effect of currency gains in Canada and Europe the net sales increase represented 15%. The sales increase was mainly driven by a 16% increase in the U.S. due to market share gains, new product launches and the early delivery of back-to-school products. International sales were up 11% in local currency.

Gross Profit

The gross profit for the first quarter of 2004 was $3,719,000 (43.4% of net sales) compared to $2,882,000 (40.1% of net sales) for the first quarter of 2003. The introduction of new products coupled with productivity gains were the main reasons for the improved gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2004 were $2,969,000 (35% of net sales) compared with $2,301,000 (32% of net sales) for the same period of 2003, an increase of $670,000. The majority of the increase was selling related expenses, the new sourcing and quality control office in Hong Kong and the addition of marketing personnel in North America.

Interest Expense

Interest expense for the first quarter of 2004 was $45,000, compared with $79,000 for 2003, a $34,000 decrease. This is mainly attributable to the decline in debt.

Other Expense

Net other income was $5,000 in the first quarter of 2004 compared to net other expense of $150,000 in the first quarter of 2003. The change from 2003 relates to the settlement of a lawsuit in Germany in late March of 2003.

Income Before Income Taxes

Income before income taxes was $710,000 in the first quarter of 2004 compared with $352,000 in the first quarter of 2003, an increase of $358,000. Pretax income for North America increased by $120,000. The European operations lost $140,000 in the first quarter of 2004 compared to $378,000 in 2003. 2003 results included a one-time expense of $175,000 for settlement of a lawsuit. The profitability in Europe is improving due to higher sales and lower fixed costs.

Income Taxes

The effective tax rate in the first quarter of 2004 was 45% compared to 78% in the first quarter of 2003. The improvement is principally due to the lower losses in Europe, for which the benefit can not be utilized to offset earnings.

Net Income

Net income for the first quarter of 2004 was $392,000, or 11 cents per share (diluted), compared to a net income of $78,000, or 2 cents per share (diluted) for the same period of 2002.

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2004


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                          March 31, 2004      December 31, 2003
                                        ------------------   ------------------

Working capital........................     $11,269,000          $10,777,000
Current ratio..........................       3.04 to 1            2.68 to 1
Long-term debt to equity ratio.........           24.0%                27.0%


During the first three months of 2004, total debt decreased by $459,066 compared to total debt at December 31, 2003 principally as a result of proceeds from the issuance of common stock from the exercise of options, and the build up of inventory at year end 2003.

The Company has a revolving loan agreement, which allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. As of March 31, 2004, $3,910,612 was outstanding and $4,339,334 was available for borrowing under this agreement. Maturities of long-term debt follow: 2004 - $1,744,885, 2005 - $2,165,727. All outstanding borrowings are due on July 31, 2005.

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

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2004


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks since our most recent filing on Form 10-K for the year ended December 31, 2003.


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

                                      (11)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     None.


Item 2 -- Changes in Securities

     On July 23, 2003, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The following table discloses the shares repurchased under the program for the quarter ended March 31, 2004:

                                                                                  Total Number of           Maximum
                                                                                       shares              Number of
                                                                                   Purchased as         Shares that can
                                       Total Number of                            Part of Publicly       be Purchased
                                            Shares            Average Price          Announced             Under the
                  Period                  Purchased           Paid per Share          Program               Program
          ---------------------------------------------------------------------------------------------------------------
           January 1 to January 31          16,000                $5.10                16,000               150,000

           February 1 to February 29           -                     -                    -                    -

           March 1 to March 31                 -                     -                    -                    -


Item 3. --Defaults Upon Senior Securities

     None


Item 4 -- Submission of Matters to a Vote of Security Holders

     A. The Annual Meeting was held on April 26, 2004.

     B. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                      Votes for        Votes against    Votes withheld
                                      ---------        -------------    --------------
        George R. Dunbar              3,173,066           139,217           28,268
        Richmond Y. Holden, Jr.       3,173,399           138,884           28,268
        Walter C. Johnsen             3,189,399           122,884           28,268
        Wayne R. Moore                3,173,399           138,884           28,268
        Susan H. Murphy               3,173,066           139,217           28,268
        Brian Olschan                 3,173,066           139,217           28,268
        Gary D. Penisten              3,219,399            92,884           28,268
        Stevenson E. Ward             3,173,399           138,884           28,268

                                      (12)

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

         Exhibit 31.1 Certification of Walter C. Johnsen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of Paul G. Driscoll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b) Reports on Form 8-K

         A Form 8-K was filed by the Company on April 22, 2004.

                                      (13)

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

Dated:  April 28, 2004



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 28, 2004

                                      (14)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report March 31, 2004; and
               c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures
                    based on our evaluation as of March 31, 2004;

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

Dated:  April 28, 2004

                                      (15)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date 90 days prior to filing date of this quarterly report March 31, 2004; and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of March 31, 2004;

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

Dated:  April 28, 2004

                                      (16)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  April 28, 2004

                                      (17)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 28, 2004

                                      (18)