Form 10-Q
period 2004-06-30
ACME UNITED CORP
filed 2004-07-28
CIK 2098

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

                  For the quarterly period ended June 30, 2004

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

Registrant had 3,394,721 shares outstanding as of July 28, 2004 of its $2.50 par value Common Stock.

                                      (1)

ACME UNITED CORPORATION


                                                                           Page
                                                                           ----
  Part I -- FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets....................   3
                 Condensed Consolidated Statements of Operations
                    and Comprehensive Income..............................   5
                 Condensed Consolidated Statements of Cash Flows..........   6
                 Notes to Condensed Consolidated Financial Statements.....   7
       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................  10
       Item 3. Quantitative and Qualitative Disclosure About Market Risk..  13
       Item 4. Controls and Procedures....................................  13

  Part II -- OTHER INFORMATION
       Item 1. Legal Proceedings..........................................  14
       Item 2. Changes in Securities......................................  14
       Item 3. Defaults Upon Senior Securities............................  14
       Item 4. Submission of Matters to a Vote of Security Holders........  14
       Item 5. Other Information..........................................  14
       Item 6. Exhibits and Reports on Form 8-K...........................  14

       Signatures.........................................................  16

                                      (2)

                             ACME UNITED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (all amounts in thousands, except per share data)
                                                             June 30      December 31
                                                              2004           2003
                                                           (unaudited)     (audited)
                                                           ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $    804      $  1,391
  Accounts receivable, less allowance                           11,869         7,075
  Inventories:
     Finished goods                                              7,536         7,252
     Work in process                                                64           120
     Raw materials and supplies                                    659           807
                                                           ------------  ------------
                                                                 8,259         8,179
  Prepaid expenses and other current assets                        505           260
  Deferred income taxes                                            266           286
                                                           ------------  ------------
          Total current assets                                  21,703        17,191
                                                           ------------  ------------
Property, plant and equipment:
  Land                                                             228           235
  Buildings                                                      2,630         2,644
  Machinery and equipment                                        5,599         5,772
                                                           ------------  ------------
                                                                 8,457         8,651
  Less accumulated depreciation                                  6,232         6,266
                                                           ------------  ------------
                                                                 2,225         2,385
Other assets                                                       592           358
Goodwill                                                            89            89
                                                           ------------  ------------
            Total assets                                      $ 24,609      $ 20,023
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS - continued
                (all amounts in thousands, except per share data)
                                                             June 30      December 31
                                                              2004           2003
                                                           (unaudited)     (audited)
                                                           ------------  ------------
LIABILITIES
Current liabilities:
  Notes payable                                               $    392      $    141
  Accounts payable                                               2,203         1,743
  Other accrued liabilities                                      4,358         2,494
  Current portion of long-term debt                              2,481         2,035
                                                           ------------  ------------
      Total current liabilities                                  9,434         6,413
  Deferred income taxes                                            156           156
  Long-term debt, less current portion                           2,533         2,752
  Other                                                            653           524
                                                           ------------  ------------
       Total liabilities                                        12,776         9,845

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 3,828,812 shares,
    including treasury stock                                     9,572         9,132
  Treasury stock, at cost - 434,091 shares
     in 2004 and 387,261 shares in 2003                         (1,857)       (1,622)
  Additional paid-in capital                                     2,214         2,029
  Retained earnings                                              3,406         2,010
  Accumulated other comprehensive loss:
    Translation adjustment                                        (811)         (680)
    Minimum pension liability                                     (691)         (691)
                                                           ------------  ------------
                                                                (1,502)       (1,371)
                                                           ------------  ------------
      Total stockholders' equity                                11,833        10,178
                                                           ------------  ------------
        Total liabilities and stockholders' equity            $ 24,609      $ 20,023
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                 Three Months Ended           Six Months Ended
                                                                       June 30                     June 30
                                                              -------------------------   --------------------------
                                                                  2004          2003           2004          2003
                                                              ------------  -----------   -------------  -----------
Net sales                                                        $ 12,298     $ 10,142        $ 20,865     $ 17,331

Costs and expenses:
  Cost of goods sold                                                6,779        6,221          11,626       10,528
  Selling, general and administrative expenses                      3,579        2,906           6,550        5,206
                                                              ------------  -----------   -------------  -----------
                                                                   10,358        9,127          18,176       15,734
                                                              ------------  -----------   -------------  -----------

Income before non-operating items                                   1,940        1,015           2,689        1,597
Non-operating items:
  Interest expense                                                     40           72              85          152
  Other (income) expense                                               80          (15)             74          135
                                                              ------------  -----------   -------------  -----------
                                                                      120           57             159          287
                                                              ------------  -----------   -------------  -----------
Income before income taxes                                          1,820          958           2,530        1,310
Income tax expense                                                    745          343           1,062          617
                                                              ------------  -----------   -------------  -----------
Net income                                                          1,075          615           1,468          693


Other comprehensive (expense) income -
  Foreign currency translation                                        (73)         315            (130)         549
  Change in fair value of derivative financial instrument
    less deferred income taxes of $9 in 2003                            -            -               -           17
                                                              ------------  -----------   -------------  -----------
Comprehensive income                                             $  1,002     $    930        $  1,338     $  1,259
                                                              ============  ===========   =============  ===========

Basic earnings per share                                         $   0.32     $   0.18        $   0.44     $   0.21
                                                              ============  ===========   =============  ===========

Diluted earnings per share                                       $   0.29     $   0.17        $   0.40     $   0.20
                                                              ============  ===========   =============  ===========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,368        3,336           3,334        3,341
Weighted average number of dilutive stock options
  outstanding                                                         354          184             311          137
                                                              ------------  -----------   -------------  -----------
Denominator used for diluted per share computations                 3,722        3,520           3,645        3,478
                                                              ============  ===========   =============  ===========

Dividends declared per share                                         0.02         0.00            0.02         0.00
                                                              ============  ===========   =============  ===========

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                                  Six Months Ended
                                                                                       June 30
                                                                            -----------------------------
                                                                                 2004           2003
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                      $ 1,468        $   693
  Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation                                                                  229            204
        Amortization                                                                   10             13
        Deferred income taxes                                                          20            614
        Loss (gain) on disposal/sale of assets                                         42            (49)
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (4,702)        (2,720)
          Inventories                                                                (204)          (793)
          Prepaid expenses and other current assets                                  (109)           (77)
          Other assets                                                                 28            (87)
          Accounts payable                                                            423          1,165
          Other accrued liabilities                                                 1,421            109
                                                                            -------------- --------------
          Total adjustments                                                        (2,842)        (1,621)
                                                                            -------------- --------------
        Net cash used by operating activities                                      (1,374)          (928)
                                                                            -------------- --------------
Investing Activities:
  Purchase of property, plant, and equipment                                         (190)          (131)
  Proceeds from sale of property, plant, and equipment                                 31             50
  Purchase of patents and trademarks                                                  (14)           (54)
                                                                            -------------- --------------
        Net cash used by investing activities                                        (173)          (135)
                                                                            -------------- --------------
Financing Activities:
  Net short-term borrowings                                                           702          1,108
  Payments of long-term debt                                                         (225)          (149)
  Proceeds from issuance of common stock                                              625              -
  Purchase of 46,830 shares of common stock in 2004 and
    10,000 shares of common stock in 2003 for treasury                               (235)          (298)
                                                                            -------------- --------------
        Net cash provided by financing activities                                     867            661
                                                                            -------------- --------------

Effect of exchange rate changes                                                        93             57
                                                                            -------------- --------------
Net change in cash and cash equivalents                                              (587)          (345)

Cash and cash equivalents at beginning of period                                    1,391            597
                                                                            -------------- --------------
Cash and cash equivalents at end of period                                        $   804        $   252
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


Note 2 -- Contingencies

The Company has been involved in certain environmental and other matters. Additionally, the Company is involved in a legal action that is still in its preliminary stage. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters.


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                  Three Months Ended                 Six Months Ended
                                             -----------------------------    ------------------------------
                                                June 30         June 30          June 30         June 30
                                                  2004            2003             2004            2003
                                             -------------   -------------    -------------   --------------
Components of net periodic benefit cost:
Interest cost                                    $ 49,727        $ 55,316         $ 99,453        $ 110,633
Service cost                                        8,750           8,750           17,500           17,500
Expected return on plan assets                    (64,281)        (61,531)        (128,563)        (123,062)
Amortization of prior service costs                 2,194           2,194            4,388            4,388
Amortization of actuarial gain                     12,399          20,172           24,797           40,344
------------------------------------------------------------------------------------------------------------
                                                 $  8,789        $ 24,901         $ 17,575        $  49,803
============================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $29,000 to its pension plan. As of June 30, 2004, no contributions have been made. The Company has recalculated the expected contribution and determined that contributions to its pension plan in 2004 are not required. Therefore, the Company does not intend to contribute to the pension plan in 2004.


Note 4 -- Accounting for Stock-Based Compensation

 At June 30, 2004, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 7 for shares exercised in 2004.

                                      (7)

The following table illustrates the proforma effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the periods ended:

                                                       Three Months Ended                 Six Months Ended
                                                            June 30                           June 30
                                                 --------------------------------  -------------------------------
                                                      2004             2003             2004            2003
                                                 ---------------  ---------------  --------------- ---------------
Net income, as reported                             $ 1,074,551       $  614,998      $ 1,467,618      $  692,832
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effects                        18,521           35,477           38,826          50 770
---------------------------------------------------------------------------------  -------------------------------
Pro forma net income                                $ 1,056,030       $  579,521      $ 1,428,792      $  642,062
=================================================================================  ===============================

Basic-as reported                                   $      0.32       $     0.18      $      0.44      $     0.21
Basic-pro forma                                     $      0.31       $     0.17      $      0.43      $     0.19

Diluted-as reported                                 $      0.29       $     0.17      $      0.40      $     0.20
Diluted-pro forma                                   $      0.28       $     0.16      $      0.39      $     0.18


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


Note 7 -- Capital Structure

During the first six months of 2004, the Company issued 176,000 shares of common stock with proceeds of $625,060 upon the exercise of outstanding stock options. The company also repurchased 46,830 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $235,598. During the first quarter, an additional $31,225 of compensation expense was charged to operating results as a result of the repurchase of 16,000 shares by the Company within six months of the original option exercise.


Note 8 -- Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc.. The scissor and cutting business at Clauss is expected to generate approximately $2.0 million in annual revenues. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the purchase price is a stand-by letter of credit the Company issued in the amount of $230,000 for a trademark from Alco Industries, Inc. that was renewed by the U.S. Patent and Trademark Office on July 13, 2004. The letter of credit was set-up to expire on May 28, 2005, if the trademark was not renewed. Since the trademark was renewed prior to the expiration date, Alco Industries, Inc. will enforce the letter of credit and drawdown the funds. The letter of credit liability was recorded in other current liabilities as of June 30, 2004. Included in the accompanying Statement of Operations are the operations of the acquired business, which resumed on June 1, 2004. In accordance with Regulation S-X, proforma information is not provided because of the immateriality of the transaction.

                                      (8)

Note 9 -- Abandonment of Equipment

During the second quarter of 2004, the Company abandoned its ruler manufacturing equipment. In accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment loss of $84,820, or $0.02 a share, for the full amount of the assets at the time of abandonment.

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                For the Three and Six Months Ended June 30, 2004


Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended June 30, 2004 were $12,298,000 compared with $10,142,000 for 2003, a 21% increase. Net sales for the first six months of 2004 were $20,865,000 compared with $17,331,000 for 2004, a 20%
increase. Excluding the favorable effect of currency gains in Canada and Europe, net sales for the first six months increased 18%. The sales increase was mainly driven by an 18% increase in the U.S. due to market share gains and new product launches. Europe and Canada sales were up 9% in local currency. The new business in Hong Kong generated $437,000 in the first six months of 2004.


Gross Profit

The gross profit for the second quarter of 2004 was $5,519,000 (44.9% of net sales) compared to $3,921,000 (38.7% of net sales) for the second quarter of 2003. Gross profit for the first six months of 2004 was 44.3% of net sales compared to 39.3% in the same period of 2003. The introduction of new products coupled with positive impacts from product rationalization efforts in Europe were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2004 were $3,579,000 (29% of net sales) compared with $2,906,000 (29% of net sales) for the same period of 2003, an increase of $673,000. SG&A expenses were 31% of net sales for the first six months of 2004 versus 30% in the comparable period of 2003. The majority of the increase in SG&A expenses in 2004 was selling related expenses, the new sourcing and quality control office in Hong Kong and the addition of sales and marketing personnel in North America and Europe.


Interest Expense

Interest expense for the first six months of 2004 was $85,000, compared with $152,000 for 2003, a $67,000 decrease. This is mainly attributable to the decline in debt.


Other Expense

Net other expense was $74,000 in the first six months of 2004 compared to $135,000 in the first six months of 2003. The change from 2003 primarily relates to the settlement of a $175,000 lawsuit in Germany in March of 2003 partially offset by the write-off of obsolete equipment in the second quarter of 2004.


Income Before Income Taxes

Income before income taxes was $1,820,000 in the second quarter of 2004 compared with $958,000 in the second quarter of 2003, an increase of $862,000. Income before income taxes was $2,530,000 for the first six months of 2004 compared with $1,310,000 in the first six months of 2003, an improvement of $1,220,000. Pretax income for North America and Asia increased by approximately $1.2 million. Despite a 15% increase in sales, the European operations had a slightly higher loss (exclusive of the one time expense of $175,000) in the first six months of 2004 compared to 2003. Increased investment in sales and marketing efforts resulted in higher costs.

                                      (10)

Income Taxes

The effective tax rate in the first six months of 2004 was 42% compared to 47% in 2003. The improvement is principally due to the lower losses in Europe, for which the benefit cannot be utilized to offset earnings.


Net Income

Net income for the second quarter of 2004 was $1,075,000, or 29 cents per share (diluted), compared to a net income of $615,000, or 17 cents per share (diluted) for the same period of 2003. Net income for the first six months of 2004 was $1,468,000, or 40 cents per share (diluted), compared to a net income of $693,000, or 20 cents per share (diluted) for the same period of 2003.

                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                For the Three and Six Months Ended June 30, 2004


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                          June 30, 2004        December 31, 2003
                                       ------------------     ------------------

Working capital.......................      $12,499,000           $10,778,000
Current ratio.........................        2.36 to 1             2.68 to 1
Long-term debt to equity ratio........            21.4%                 27.0%


During the first six months of 2004, total debt increased by $478,000 compared to total debt at December 31, 2003 principally as a result of net additional short-term borrowings to fund inventory purchases in anticipation of next quarter's seasonal sales volume and seasonal collection terms which are longer during the second and third quarters.

The Company has a revolving loan agreement, which allows for borrowings up to a maximum of $10,000,000 based on a formula, which applies specific percentages to balances of accounts receivable and inventory. Interest is payable monthly and is charged at the LIBOR rate plus 1.75 percent. As of June 30, 2004, $4,643,612 was outstanding and $5,356,388 was available for borrowing under this agreement. Maturities of long-term debt follow: 2004 - $2,873,000, 2005 - $2,533,000. All outstanding borrowings are due on July 31, 2005.

Cash expected to be generated from operating activities, together with funds available under its existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant, and equipment.


Safe Harbor for Forward-looking Statements

Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                For the Three and Six Months Ended June 30, 2004


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks since our most recent filing on Form 10-K for the year ended December 31, 2003.


Item 4. Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

As of June 30, 2004, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                      (13)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     The Company has been involved in certain environmental and other matters. Additionally, the Company is involved in a legal action that is still in its preliminary stage. Based on information available, the Company believes that there will not be a material adverse impact on financial position, results of operations, or liquidity, from these matters.


Item 2 -- Changes in Securities

     On July 23, 2003, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The following table discloses the shares repurchased under the program for the quarter ended June 30, 2004:

                                                                                  Total Number of           Maximum
                                                                                       shares              Number of
                                                                                   Purchased as         Shares that can
                                       Total Number of                            Part of Publicly       be Purchased
                                            Shares            Average Price          Announced             Under the
                  Period                  Purchased           Paid per Share          Program               Program
          ---------------------------------------------------------------------------------------------------------------
           April 1 to April 30               1,700                5.8876                1,700               150,000

           May 1 to May 31                  29,130                6.0039               29,130               150,000

           June 1 to June 30                   -                     -                    -                    -


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

                                      (14)

     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on July 23, 2004.

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

Dated:  July 28, 2004



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  July 28, 2004

                                      (16)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2004; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of June 30, 2004;

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

Dated:  July 28, 2004

                                      (17)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being reported;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2004; and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of June 30, 2004;

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

Dated:  July 28, 2004

                                      (18)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  July 28, 2004

                                      (19)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(b), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  July 28, 2004

                                      (20)