Form 10-Q
period 2004-09-30
ACME UNITED CORP
filed 2004-10-28
CIK 2098

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

                For the quarterly period ended September 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number 001-07698

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

Registrant had 3,405,921 shares outstanding as of October 26, 2004 of its $2.50 par value Common Stock.

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
       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 10
       Item 3. Quantitative and Qualitative Disclosure About Market Risk... 13
       Item 4. Controls and Procedures..................................... 13

  Part II -- OTHER INFORMATION
       Item 1. Legal Proceedings........................................... 14
       Item 2. Changes in Securities....................................... 14
       Item 3. Defaults Upon Senior Securities............................. 14
       Item 4. Submission of Matters to a Vote of Security Holders......... 14
       Item 5. Other Information........................................... 14
       Item 6. Exhibits and Reports on Form 8-K............................ 14
       Signatures.......................................................... 16


                                      (2)

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (all amounts in thousands)
                                                           September 30  December 31
                                                               2004          2003
                                                           (unaudited)    (audited)
                                                           ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,599      $  1,391
  Accounts receivable, less allowance                           11,213         7,075
  Inventories:
     Finished goods                                              7,292         7,252
     Work in process                                                73           120
     Raw materials and supplies                                    688           807
                                                           ------------  ------------
                                                                 8,053         8,179
  Prepaid expenses and other current assets                        381           260
  Deferred income taxes                                            266           286
                                                           ------------  ------------
          Total current assets                                  21,512        17,191
                                                           ------------  ------------
Property, plant and equipment:
  Land                                                             232           235
  Buildings                                                      2,652         2,644
  Machinery and equipment                                        5,760         5,772
                                                           ------------  ------------
                                                                 8,644         8,651
  Less accumulated depreciation                                  6,432         6,266
                                                           ------------  ------------
                                                                 2,212         2,385
Other assets                                                       622           358
Goodwill                                                            89            89
                                                           ------------  ------------
            Total assets                                      $ 24,435      $ 20,023
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (continued)
                           (all amounts in thousands)

                                                           September 30  December 31
                                                               2004          2003
                                                           (unaudited)    (audited)
                                                           ------------  ------------
LIABILITIES
Current liabilities:
  Notes payable                                               $    118      $    141
  Accounts payable                                               1,928         1,743
  Other accrued liabilities                                      5,365         2,494
  Current portion of long-term debt                              1,000         2,035
                                                           ------------  ------------
      Total current liabilities                                  8,411         6,413
  Deferred income taxes                                            156           156
  Long-term debt, less current portion                           2,308         2,752
  Other                                                            545           524
                                                           ------------  ------------
       Total liabilities                                        11,420         9,845

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 3,840,012 shares in 2004
    and 3,652,812 shares in 2003,
    including treasury stock                                     9,600         9,132
  Treasury stock, at cost - 434,091 shares
    in 2004 and 387,261 shares in 2003                          (1,857)       (1,622)
  Additional paid-in capital                                     2,223         2,029
  Retained earnings                                              4,355         2,010
  Accumulated other comprehensive loss:
    Translation adjustment                                        (569)         (680)
    Derivative financial instruments                               (46)            -
    Minimum pension liability                                     (691)         (691)
                                                           ------------  ------------
                                                                (1,306)       (1,371)
                                                           ------------  ------------
      Total stockholders' equity                                13,015        10,178
                                                           ------------  ------------
        Total liabilities and stockholders' equity            $ 24,435      $ 20,023
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30                 September 30
                                                              -------------------------   --------------------------
                                                                   2004         2003            2004         2003
                                                              ------------  -----------   -------------  -----------
Net sales                                                        $ 11,595     $  9,538        $ 32,460     $ 26,869

Costs and expenses:
  Cost of goods sold                                                6,142        6,367          17,769       16,897
  Selling, general and administrative expenses                      3,739        2,648          10,288        7,853
                                                              ------------  -----------   -------------  -----------
                                                                    9,881        9,015          28,057       24,750
                                                              ------------  -----------   -------------  -----------

Income before non-operating items                                   1,714          523           4,403        2,119
Non-operating items:
  Interest expense                                                     46           49             131          190
  Other (income) expense                                               52          (91)            126           55
                                                              ------------  -----------   -------------  -----------
                                                                       98          (42)            257          245
                                                              ------------  -----------   -------------  -----------
Income before income taxes                                          1,616          565           4,146        1,874
Income tax expense                                                    599          263           1,662          879
                                                              ------------  -----------   -------------  -----------
Net income                                                          1,017          302           2,484          995


Other comprehensive (expense) income -
  Foreign currency translation                                        241           (8)            110          541
  Change in fair value of derivative financial instrument
    less deferred income taxes of $9 in 2003                          (46)           -             (46)          17
                                                              ------------  -----------   -------------  -----------
Comprehensive income                                             $  1,212     $    294        $  2,548     $  1,553
                                                              ============  ===========   =============  ===========

Basic earnings per share                                         $   0.30     $   0.09        $   0.74     $   0.30
                                                              ============  ===========   =============  ===========

Diluted earnings per share                                       $   0.26     $   0.08        $   0.66     $   0.28
                                                              ============  ===========   =============  ===========

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,400        3,282           3,352        3,330
Weighted average number of dilutive stock options
  outstanding                                                         442          304             387          198
                                                              ------------  -----------   -------------  -----------
Denominator used for diluted per share computations                 3,842        3,586           3,739        3,528
                                                              ============  ===========   =============  ===========

Dividends declared per share                                     $   0.02     $      -        $   0.04     $      -
                                                              ============  ===========   =============  ===========

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                                  Nine Months Ended
                                                                                       June 30
                                                                            -----------------------------
                                                                                 2004           2003
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                      $ 2,484        $   995
  Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation                                                                  352            309
        Amortization                                                                   21             19
        Deferred income taxes                                                          20            685
        Loss (gain) on disposal/sale of assets                                         34           (117)
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (4,042)        (3,265)
          Inventories                                                                  93         (1,289)
          Prepaid expenses and other current assets                                     6            155
          Other assets                                                                 39             70
          Accounts payable                                                            152          1,062
          Other accrued liabilities                                                 2,754            917
                                                                            -------------- --------------
          Total adjustments                                                          (571)        (1,454)
                                                                            -------------- --------------
        Net cash provided (used) by operating activities                            1,913           (459)
                                                                            -------------- --------------
Investing Activities:
  Purchase of property, plant, and equipment                                         (330)          (209)
  Purchase of patents and trademarks                                                 (286)           (74)
  Proceeds from sale of property, plant, and equipment                                 52            122
                                                                            -------------- --------------
        Net cash used by investing activities                                        (564)          (161)
                                                                            -------------- --------------
Financing Activities:
  Net short-term (payments) borrowings                                               (977)         1,572
  Payments of long-term debt                                                         (497)          (296)
  Proceeds from issuance of common stock                                              663              -
  Distributions to shareholders                                                       (71)             -
  Purchase of 46,830 shares of common stock in 2004 and
    118,200 shares of common stock in 2003 for treasury                              (235)          (469)
                                                                            -------------- --------------
        Net cash (used) provided by financing activities                           (1,117)           807
                                                                            -------------- --------------
Effect of exchange rate changes                                                       (24)            40
                                                                            -------------- --------------
Net change in cash and cash equivalents                                               208            227

Cash and cash equivalents at beginning of period                                    1,391            598
                                                                            -------------- --------------
Cash and cash equivalents at end of period                                        $ 1,599        $   825
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

Note 2 -- Contingencies

In the June 30, 2004 10Q the Company reported that it was involved in a legal action that was in its preliminary stages. During the third quarter 2004 this proceeding was settled on terms satisfactory to management with no material effect on the Company.

The Company is involved from time to time in disputes and other litigations in the ordinary course of business including certain environmental and other matters. The Company presently believes that there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters.

Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                 Three Months Ended              Nine Months Ended
                                             ---------------------------    ---------------------------
                                             September 30   September 30    September 30   September 30
                                                 2004           2003            2004           2003
                                             ------------   ------------    ------------   ------------
Components of net periodic benefit cost:
Interest cost                                  $ 49,727       $ 55,316        $ 149,180      $ 165,949
Service cost                                      8,750          8,750        $  26,250      $  26,250
Expected return on plan assets                  (64,281)       (61,531)       $(192,844)     $(184,593)
Amortization of prior service costs               2,194          2,194        $   6,582      $   6,582
Amortization of actuarial gain                   12,399         20,172        $  37,196      $  60,515
-------------------------------------------------------------------------------------------------------
                                               $  8,789       $ 24,901        $  26,364      $  74,703
=======================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $29,000 to its pension plan. As of September 30, 2004, no contributions have been made. The Company has recalculated the expected contribution and determined that contributions to its pension plan in 2004 are not required. Therefore, the Company does not intend to contribute to the pension plan in 2004.

Note 4 -- Accounting for Stock-Based Compensation

At September 30, 2004, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 7 for shares exercised in 2004.

                                      (7)

The following table illustrates the proforma effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the periods ended:

                                                       Three Months Ended                Nine Months Ended
                                                          September 30                      September 30
                                                 --------------------------------  -------------------------------
                                                      2004             2003             2004            2003
                                                 ---------------  ---------------  --------------- ---------------
Net income, as reported                             $ 1,017,289       $  302,132      $ 2,484,404      $  994,964

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effects                        17,655           16,839           56,149          67,609
---------------------------------------------------------------------------------  --------------------------------
Pro forma net income                                $   999,634       $  285,293      $ 2,428,255      $  927,355
=================================================================================  ================================

Basic-as reported                                   $      0.30       $     0.09      $      0.74      $     0.30
Basic-pro forma                                     $      0.29       $     0.09      $      0.72      $     0.28

Diluted-as reported                                 $      0.26       $     0.08      $      0.66      $     0.28
Diluted-pro forma                                   $      0.26       $     0.08      $      0.65      $     0.26


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

Note 7 -- Capital Structure

During the first nine months of 2004, the Company issued 187,200 shares of common stock with proceeds of $662,892 upon the exercise of outstanding stock options. The company also repurchased 46,830 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $235,598. During the first quarter, an additional $31,225 of compensation expense was charged to operating results as a result of the Company's repurchase of 16,000 shares within six months of exercise of certain options by a terminated employee.

Note 8 -- Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc.. The scissor and cutting business at Clauss is expected to generate approximately $2.0 million in annual net revenues. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the purchase price is a stand-by letter of credit the Company issued in the amount of $230,000 for a trademark from Alco Industries, Inc. that was renewed by the U.S. Patent and Trademark Office on July 13, 2004. The letter of credit was set-up to expire on May 28, 2005, if the trademark was not renewed. Since the trademark was renewed prior to the expiration date, Alco Industries, Inc. enforced the letter of credit and drew down the funds. Included in the accompanying Statement of Operations are the operations of the acquired business since the date of acquisition. In accordance with Regulation S-X, proforma information is not provided because of the immateriality of the transaction.

                                      (8)

Note 9 -- Impairment of Equipment

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

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Three and Nine Months Ended September 30, 2004


Item 2.  - Results of Operations

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the business specific to the back-to-school season. Consolidated net sales for the quarter ended September 30, 2004 were $11,595,000 compared with $9,538,000 for 2003, a 22% increase. Net sales for the first nine months of 2004 were $32,460,000 compared with $26,869,000 for 2003, a 21%
increase. Excluding the favorable effect of currency gains in Canada and Europe, net sales for the first nine months increased 19%. The sales increase was mainly driven by a 21% increase in the U.S. due to market share gains and new product launches. The new business in Hong Kong generated $883,000 in the first nine months of 2004.


Gross Profit

The gross profit for the third quarter of 2004 was $5,453,000 (47.0% of net sales) compared to $3,171,000 (33.2% of net sales) for the third quarter of 2003. The gross profit in 2003 included approximately $200,000 of costs associated with the closure of manufacturing in Germany. Gross margins for the third quarter of 2003 without this effect were 35.3%. Gross profit for the first nine months of 2004 was 45.3% of net sales compared to 37.1% in the same period of 2003. The introduction of new products coupled with positive impacts from product rationalization efforts in Europe were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2004 were $3,739,000 (32% of net sales) compared with $2,648,000 (28% of net sales) for the same period of 2003, an increase of $1,091,000. SG&A expenses were 32% of net sales for the first nine months of 2004 versus 29% in the comparable period of 2003. The majority of the increase in SG&A expenses in 2004 was selling related expenses, the new sourcing and quality control office in Hong Kong and the addition of sales and marketing personnel in North America and Europe.


Interest Expense

Interest expense for the first nine months of 2004 was $131,000, compared with $190,000 for 2003, a $59,000 decrease. This is mainly attributable to the decline in debt.


Other Expense

Net other expense was $126,000 in the first nine months of 2004 compared to $55,000 in the first nine months of 2003.


Income Before Income Taxes

Income before income taxes was $1,616,000 in the third quarter of 2004 compared with $565,000 in the third quarter of 2003, an increase of $1,051,000. Income before income taxes was $4,146,000 for the first nine months of 2004 compared with $1,874,000 in the first nine months of 2003, an improvement of $2,272,000. Pretax income for North America and Asia increased by approximately $2.1 million. The European operations had a slightly higher loss (exclusive of one time expenses of approximately $300,000) in the first nine months of 2004 compared to 2003. Increased investment in sales and marketing efforts resulted in higher costs.

                                      (10)

Income Taxes

The effective tax rate in the first nine months of 2004 was 40% compared to 46% in 2003, which was effected by the one time charge for the closing of manufacturing facilities in Germany. The improvement is principally due to the lower losses in Europe, for which the benefit cannot be utilized to offset earnings.

Net Income

Net income for the third quarter of 2004 was $1,017,000, or 26 cents per share (diluted), compared to a net income of $302,000, or 8 cents per share (diluted) for the same period of 2003. Net income for the first nine months of 2004 was $2,484,000, or 66 cents per share (diluted), compared to a net income of $995,000, or 28 cents per share (diluted) for the same period of 2003.

                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             For the Three and Nine Months Ended September 30, 2004

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                     September 30, 2004      December 31, 2003
                                     ------------------     ------------------

Working capital.....................      $13,101,000           $10,778,000
Current ratio.......................        2.56 to 1             2.68 to 1
Long-term debt to equity ratio......            17.7%                 27.0%


During the first nine months of 2004, total debt decreased by $1,479,000 compared to total debt at December 31, 2003 principally as a result of seasonal collection terms which mature during the later half of the third quarter.


During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applies specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50 percent, eliminating the borrowing base formula, allowing the company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of September 30, 2004, $3,161,613 was outstanding and $6,838,387 was available for borrowing under this agreement. The estimated maturities of all long-term debt follow: 2005 - $1,000,000, 2006 - $1,600,000, 2007 -
$708,174.

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

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             For the Three and Nine Months Ended September 30, 2004


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks since our most recent filing on Form 10-K for the year ended December 31, 2003.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of September 30, 2004 our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

                                      (13)

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

In the June 30, 2004 10Q the Company reported that it was involved in a legal action that was in its preliminary stages. During the third quarter 2004 this proceeding was settled on terms satisfactory to management with no material effect on the Company.

The Company is involved from time to time in disputes and other litigations in the ordinary course of business including certain environmental and other matters. The Company presently believes that there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters.


Item 2 -- Issuer Purchases of Equity Securities

     On July 23, 2003, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The following table discloses the shares repurchased under the program for the quarter ended September 30, 2004:

                                                                             Total Number of           Maximum
                                                                                  shares              Number of
                                                                              Purchased as         Shares that can
                                  Total Number of                            Part of Publicly       be Purchased
                                       Shares            Average Price          Announced             Under the
             Period                  Purchased           Paid per Share          Program               Program
     ---------------------------------------------------------------------------------------------------------------
      July 1 to July 31                   -                    -                    -                        -

      August 1 to August 31               -                    -                    -                        -

      September 1 to September 30         -                    -                    -                        -
                                   ---------------------------------------------------------------------------------
      Total                               -                    -                    -                   69,670


Item 3.  --Defaults Upon Senior Securities

     None


Item 4 -- Submission of Matters to a Vote of Security Holders

     None


Item 5 -- Other Information

     None.


                                      (14)

Item 6 -- Exhibits and Reports on Form 8-K


     (a)  Documents filed as part of this report.

          Exhibit 31.1 Certification of Walter C. Johnsen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification of Paul G. Driscoll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          On July 23, 2004 and October 21, 2004 Forms 8-K were filed by the Company reporting press releases issued by the Company on July 23, 2004 and October 22, 2004, respectively.


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

Dated:  October 26, 2004



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 26, 2004


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

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 26, 2004

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

     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 26, 2004

                                      (18)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  October 26, 2004




A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Acme United Corporation and will be retained by Acme United Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


                                      (19)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 26, 2004




A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Acme United Corporation and will be retained by Acme United Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


                                      (20)