Form 10-K
period 2004-12-31
ACME UNITED CORP
filed 2005-03-18
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 01-07698

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $20,843,160. Registrant had 3,577,671 shares outstanding as of March 14, 2005 of its $2.50 par value Common Stock.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [   ]     NO [ X ]

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 25, 2005 is incorporated into 2004 10-K, Part III.

PART I
Item 1.  Business

General
-------
Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company's operations are in the United States, Canada, Europe (sited in Germany) and Asia (sited in Hong Kong). The operations in the United States, Canada and Europe are primarily involved in product development, manufacturing, marketing, sales, administrative and distribution activities. The operation in Hong Kong is involved in sourcing, quality control and sales activities. Net sales in 2004 were the following: United States - $32.5 million, Canada - $6.0 million, Europe - $3.7 million and Hong Kong - $1.2 million.

During the year ended December 31, 2002, the Company restructured its European operations, closing its facility in England and moving those operations to Germany.

Financial information concerning net sales and long-lived assets by geographic area appears in Note 10 of the notes to consolidated financial statements.

The operations of the Company consist of a single reportable segment. The Company sells cutting devices, measuring instruments and safety products for school, office, home and industrial use in the United States, Canada, Europe and Asia. The company competes with many companies in each market and geographic area.

Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, hobby knives and blades, utility knives and medical cutting instruments. Products introduced in 2003 and 2004 included proprietary titanium bonded scissors and trimmers. Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2004 included a new line of Westcott math tools and professional grade aluminum rulers. Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. Products introduced in 2004 included the Physicians Care(TM) branded line of over-the-counter medications.

Independent manufacturer representatives and direct sales are primarily used to sell the Company's line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists and mass market retailers. The Company had three customers with sales of 10% or more of total sales in 2004. Net sales to the Company's three major customers, Staples, Inc., Office Max, and United Stationers, Inc., represented approximately 43% in 2004, 46% in 2003 and 46% in 2002.

Traditionally, the Company's sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school business.

On May 28, 2004, the Company purchased the scissor and cutting business of Clauss Cutlery, a division of Alco Industries, Inc. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Sales of Clauss products for seven months in 2004 were $1.7 million. Clauss Cutlery was founded in 1877 in Fremont, Ohio and at one time was the largest manufacturer of scissors in the world. Clauss products have a strong presence in the industrial and floral markets. Its scissors and cutting tools are distributed by most major industrial distributors and are sold to the auto, textile, food processing, and electronic industries. The Clauss business has been integrated into the Company's existing operations.

Other
-----
Environmental Rules and Regulations - The Company believes that it is in compliance with applicable environmental laws. The Company believes no major financial impact is expected to result from current and future compliance with these rules and regulations.

Employment - As of year-end 2004, the Company employed 103 people, all of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

Item 3.  Legal Proceedings

The Company is involved from time to time in disputes and other litigations in the ordinary course of business including certain environmental and other matters. The Company presently believes that there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                                                     Dividends
  Year Ended December 31, 2004           High            Low         Declared
  --------------------------------- -------------- -------------- --------------
  Fourth Quarter                        $16.50         $ 8.58         $ .02
  --------------------------------- -------------- -------------- --------------
  Third Quarter                           9.28           6.66           .02
  --------------------------------- -------------- -------------- --------------
  Second Quarter                          7.74           5.31           .02
  --------------------------------- -------------- -------------- --------------
  First Quarter                           6.39           5.22
  --------------------------------- -------------- -------------- --------------

  --------------------------------- -------------- -------------- --------------
  Year Ended December 31, 2003
  --------------------------------- -------------- -------------- --------------
  Fourth Quarter                        $ 5.51         $ 5.09
  --------------------------------- -------------- -------------- --------------
  Third Quarter                           5.59           4.60
  --------------------------------- -------------- -------------- --------------
  Second Quarter                          4.03           3.50
  --------------------------------- -------------- -------------- --------------
  First Quarter                           3.40           3.03
  --------------------------------- -------------- -------------- --------------

As of March 14, 2005 there were approximately 1,300 holders of record of the Company's Common Stock.

Issuer Purchases of Equity Securities

On July 23, 2003, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The following table discloses the shares repurchased under the program for the quarter ended December 31, 2004:

                                                   Total Number of shares        Maximum Number of
                                                    Purchased as Part of      Shares that may yet be
           Total Number of      Average Price       Publicly Announced          Purchased Under the
Period     Shares Purchased     Paid per Share           Program                     Program
----------------------------------------------------------------------------------------------------
October         2,000               $8.60                 82,330                      67,670

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                                           2004         2003         2002         2001         2000
-------------------------------------------------------------------------------------------------------------------
Net Sales                                              $ 43,381     $ 34,975     $ 30,884     $ 33,082     $ 31,921
-------------------------------------------------------------------------------------------------------------------
Net Income                                             $  3,238     $  1,222     $    660     $  1,280     $  1,061
-------------------------------------------------------------------------------------------------------------------
Total Assets                                           $ 23,009     $ 19,743     $ 17,614     $ 20,173     $ 21,118
-------------------------------------------------------------------------------------------------------------------
Long Term Debt, Less Current Portion                   $     55     $  2,752     $  2,032     $  2,875     $  4,925
-------------------------------------------------------------------------------------------------------------------
Net Income
   Per Share (Basic)                                   $   0.96     $   0.37     $   0.19     $   0.37     $   0.30
   Per Share (Diluted)                                 $   0.85     $   0.34     $   0.19     $   0.36     $   0.30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
---------------------------
Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Critical Accounting Policies
----------------------------
The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. However, certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company's critical accounting policies and estimates.

Estimates. Operating results may be effected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, asset valuation allowances for deferred income tax assets, obsolete inventories, potentially uncollectible accounts receivable, and accruals for income taxes. Accruals for customer rebates are based on executed contracts and anticipated sales levels, which are monitored monthly. Management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of inventories and the collectability of accounts receivable. Accruals for income taxes or benefits often require interpretations of complex tax rules and regulations, which may be subsequently challenged. There have been no significant changes in estimates for any period presented by the accompanying financial statements nor have there been any changes in accounting principles or practices.

Revenue Recognition. The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership transfers from the Company to its customer upon shipment of the Company's products. When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Intangible Assets. Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2004 is 13 years. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires the Company to make estimates about the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets. During 2004, the Company's net book value of intangible assets increased from $252,960 to $559,646. This increase was primarily due to the acquisition of certain trademarks as part of the Company's acquisition of Clauss Cutlery.

Accounting for Stock-Based Compensation. At December 31, 2004, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant.

Results of Operations 2004 Compared with 2003
---------------------------------------------
Net sales increased $8,405,988 or 24% in 2004 to $43,380,648 compared to $34,974,660 in 2003. Excluding the favorable effect of currency gains in Canada and Europe net sales increased 22%. The sales increase was mainly driven by a 23% growth in the U.S. due to the success of new products, market share gains and the newly acquired Clauss Cutlery business. Clauss contributed approximately $1,700,000 to 2004 net sales. Combined sales in Europe and Canada increased by 14% (5% in constant currency). The new business in Hong Kong generated $1,230,000 in 2004. These were primarily shipments to global customers.

Gross profit was 45% of net sales in 2004 compared to 38% of net sales in 2003. The increased percentage of new products coupled with positive impacts from product rationalization efforts in Europe were the main reasons for the improved gross margins. The Company also improved productivity due to higher volumes and cost cutting measures.

Selling, general and administrative expenses were $14,162,082 in 2004 compared with $10,646,395 in 2003, an increase of $3,515,687. SG&A expenses were 33% of net sales in 2004 compared to 30% in 2003. Direct selling related expenses increased by $516,000. Other major contributors to the increase in SG&A expenses were market research, new product development, the new sourcing and quality control office in Hong Kong and the addition of sales and marketing personnel in North America and Europe.

Interest expense for 2004 was $157,335 compared with $235,265 for 2003, a $77,930 decrease. This is attributable to the decline in average debt.

Net other income was $7,203 in 2004 compared to net other income of $91,172 in 2003. The change primarily relates to foreign currency transaction losses of $110,519 the Company incurred in 2004, as opposed to a foreign currency gain of $105,984 in 2003. The 2003 results were partially offset by the settlement of a $175,000 lawsuit in Germany in March of 2003.

Income before income taxes was $5,340,316 in 2004 compared with $2,342,271 in 2003, an increase of $2,998,045. Pretax income for North America and Asia increased by approximately $2.4 million. The European operations lost $470,000 in 2004 compared to a loss of $1,100,000 in 2003. The 2003 loss included one time expenses of approximately $400,000.

The effective tax rate in 2004 was 39% compared to 48% in 2003. The improvement is principally due to the lower losses in Europe, for which the benefit cannot be utilized to offset taxable earnings in North America.

Results of Operations 2003 Compared with 2002
---------------------------------------------
Net sales increased $4,091,090, or 13% in 2003 to $34,974,660 compared to $30,883,570 in 2002. Excluding the favorable effect of currency gains in Canada and Europe net sales increased 10%. The sales increase was mainly driven by growth in the U.S. due to the success of new products, market share gains and new customers. International sales were down 9% in local currency principally due to discontinuing certain product lines in the UK business and a generally weak economy in Germany.

Gross profit was 38% of net sales in 2003 compared to 34% of net sales in 2002. The introduction of new products coupled with improved product mix in the U.S., positive impacts from product rationalization efforts in Europe and overall productivity gains were the main reasons for the improved gross margins.

Selling, general and administrative expenses were $10,646,395 in 2003 compared with $9,528,080 in 2002, an increase of $1,118,315 or 12%. SG&A expenses were 30% of net sales in 2003 compared to 31% in 2002. Major contributors to the increase were market research, new product development and the addition of sales executives in Canada and Europe.

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

Income before income taxes was $2,342,271 in 2003 compared with $97,276 in 2002, an increase of $2,244,995. Pretax income for the U.S. business was $3,142,489 compared to $942,776 in 2002. Pretax income for the Canadian business increased from $50,000 in 2002 to $298,000 in 2003. The European operations lost $1,100,000 in 2003 compared to a loss of $500,000, excluding restructuring charges (see Note 15) in 2002. The higher loss was principally due to lower sales, a one-time expense of $175,000 for settlement of a lawsuit in Germany and the adverse effect of a weaker dollar on translated results.

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

Contractual Obligations
-----------------------
The following table summarizes the amounts of payments due during the periods specified under the Company's contractual obligations as of December 31, 2004:

                                                                             Payments Due by Period
dollars in thousands                                               ------------------------------------------
Contractual                                                        Less than     1--3       4--5    More than
  Obligations                                                        1 Year     Years      Years     5 Years
-------------                                                      ---------  ---------  ---------  ---------
Long-Term Debt Obligations........................................    $1,379     $   10     $   10     $   35

Operating Lease Obligations.......................................       221        187         98          -
                                                                   ---------  ---------  ---------  ---------
Total.............................................................    $1,600     $  197     $  108     $   35
                                                                   =========  =========  =========  =========

Off-Balance Sheet Transactions
------------------------------
The Company did not engage in any off-balance sheet transactions during 2004.

Liquidity and Capital Resources
-------------------------------
The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                                            2004          2003
-------------------------------------------------------------------------------
Working Capital                                      $11,548,809   $10,777,397
Current Ratio                                               2.37          2.76
Long-Term Debt to Equity Ratio                              0.4%         27.0%

The increase in working capital in 2004 is attributable to a 31% increase in accounts receivables due to fourth quarter sales growth of 35%. Inventory increased by only 3% due to improved inventory management. Days Sales Outstanding (DSO) decreased from 64 in 2003 to 61 in 2004 due to improved collection efforts. Operating activities generated net cash of approximately $4.31 million in 2004 compared with $1.75 million in 2003.

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50 percent from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of December 31, 2004, $1,249,384 was outstanding and $8,750,616 was available for borrowing under this agreement. It is estimated that all long-term debt under this loan agreement will be paid off in 2005. However, the Company may draw down additional funds under this loan agreement in the future.

Due to the provisions of the revolving loan agreement, the Company, among other things, is restricted with respect to additional borrowings, investments, mergers and property and equipment purchases. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined by the agreement. The Company was in compliance with all covenants as of and through December 31, 2004 and believes these financial covenants will continue to be met for the remainder of the term of the debt.

Capital expenditures during 2004 were $443,330, which were, in part, financed with debt. Capital expenditures in 2005 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities together with funds available under the revolving loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations in 2005.

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123 (R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. Acme will adopt the statement on July 1, 2005 as required. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted Statement 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 2 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for Acme's fiscal year 2006. Acme is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follow:

(dollars in thousands)
                             2005      2006      2007      2008      2009     Thereafter    Total    Fair Value
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
Notes payable                 $42        $0        $0        $0        $0          $0         $42           $42
Average interest rate        3.9%      0.0%      0.0%      0.0%      0.0%        0.0%        3.9%          3.9%

Long-term Debt (including current portion):
Amount at fixed rate         $171        $5        $5        $5        $5         $35        $226          $226
Average interest rate        7.4%      7.0%      7.0%      7.0%      7.0%        7.0%        7.3%
Amount at variable rate    $1,208        $0        $0        $0        $0          $0      $1,208        $1,208
Average interest rate        3.9%      0.0%      0.0%      0.0%      0.0%        0.0%        3.9%

Interest Rate Risk:
-------------------
The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements. In 2000, the Company entered into an interest rate swap agreement with a bank to minimize exposure to interest rate changes for $3.5 million of debt. The swap agreement expired on January 19, 2003.

Foreign Currency Risk:
----------------------
The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and Euro. Purchases by the Hong Kong office are in U.S. dollars.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically 90 days to a year. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. At December 31, 2004, the Company's Canadian subsidiary had entered into a forward foreign exchange contract to reduce the risk of the Company's Canadian subsidiary's purchases of inventory in a currency other than the Canadian subsidiary's functional currency, the Canadian dollar. The Company has hedged the risk of foreign currency fluctuations for approximately $1.5 million of inventory purchases in 2005 by the Canadian subsidiary. The fair value of the foreign exchange contract totaled approximately $82,000 at December 31, 2004 and is reported as a liability and a component of accumulated other comprehensive loss in the statement of stockholders' equity.

The Company does not enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

Inflation
---------
Inflation had a negligible effect on the Company's operations during 2004 and 2003. The Company estimates that inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002
                                                                            2004           2003           2002
------------------------------------------------------------------------------------------------------------------
Net Sales                                                              $ 43,380,648   $ 34,974,660   $ 30,883,570

Costs and Expenses:
  Cost of Goods Sold:
    Before inventory write-off related to restructuring                  23,728,118     21,841,901     20,244,139
    Inventory write-off related to restructuring                                  -              -        206,133
------------------------------------------------------------------------------------------------------------------
                                                                         23,728,118     21,841,901     20,450,272
  Selling, General and Administrative Expenses                           14,162,082     10,646,395      9,528,080
  Restructuring charges                                                           -              -        349,212
------------------------------------------------------------------------------------------------------------------
Income before Non Operating Items                                         5,490,448      2,486,364        556,006

Non Operating Items:
  Interest Expense                                                          157,335        235,265        605,344
  Other Income (Expense)-Net                                                  7,203         91,172        146,614
------------------------------------------------------------------------------------------------------------------
  Income before Income Taxes                                              5,340,316      2,342,271         97,276
  Income Taxes (Benefit)                                                  2,101,911      1,120,440       (562,218)
------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  3,238,405   $  1,221,831   $    659,494
==================================================================================================================

Earnings Per Share:
    Basic                                                              $       0.96   $       0.37   $       0.19
    Diluted                                                            $       0.85   $       0.34   $       0.19

See accompanying notes.

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,  2004 and 2003
                                                                         2004            2003
----------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $  1,930,394    $  1,390,641
   Accounts receivable, less allowance                              8,884,807       6,795,212
   Inventories                                                      8,389,228       8,179,081
   Deferred income taxes                                              279,201         286,213
   Prepaid expenses and other current assets                          484,532         259,972
----------------------------------------------------------------------------------------------
Total current assets                                               19,968,162      16,911,119

Plant, Property and Equipment:
   Land                                                               250,692         234,866
   Buildings                                                        2,796,286       2,643,608
   Machinery and equipment                                          6,101,802       5,772,432
----------------------------------------------------------------------------------------------
Total plant, property and equipment                                 9,148,780       8,650,906
Less accumulated depreciation                                       6,853,349       6,266,115
----------------------------------------------------------------------------------------------
Net plant, property and equipment                                   2,295,431       2,384,791
Goodwill                                                               88,828          88,828
Intangible assets, less accumulated amortization                      559,646         252,960
Intangible pension asset                                               96,536         105,312
----------------------------------------------------------------------------------------------
Total Assets                                                     $ 23,008,603    $ 19,743,010
==============================================================================================

LIABILITIES
Current Liabilities:
   Notes payable                                                 $     41,884    $    141,113
   Accounts payable                                                 2,316,480       1,742,655
   Other accrued liabilities                                        4,682,360       2,214,605
   Current portion of long-term debt                                1,378,629       2,035,349
----------------------------------------------------------------------------------------------
Total current liabilities                                           8,419,353       6,133,722
Deferred income taxes                                                 131,228         155,829
Long-term debt, less current portion                                   55,307       2,751,960
Other                                                                 420,251         522,875
----------------------------------------------------------------------------------------------
Total Liabilities                                                   9,026,139       9,564,386

STOCKHOLDERS' EQUITY
Common Stock, par value $2.50: authorized 8,000,000
  shares; issued - 3,849,512 shares in 2004 and 3,652,812
  shares in 2003, including treasury stock                          9,623,780       9,132,030
Treasury Stock, at cost, 436,091 shares in 2004 and
  387,261 shares in 2003                                           (1,874,611)     (1,621,813)
Additional paid-in capital                                          2,231,003       2,028,574
Accumulated other comprehensive loss                               (1,031,587)     (1,370,441)
Retained earnings                                                   5,033,879       2,010,274
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         13,982,464      10,178,624
----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $ 23,008,603    $ 19,743,010
==============================================================================================

See accompanying notes.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2004, 2003 and 2002
                                                                                       Accumulated
                              Outstanding                                Additional       Other
                               Shares of       Common       Treasury       Paid-In    Comprehensive    Retained
                             Common Stock       Stock         Stock        Capital    Income (Loss)    Earnings       Total
------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001     3,410,051   $ 9,033,280  $  (936,996)   $ 2,037,823   $ (1,591,157)   $  128,949   $ 8,671,899
Net Income                                                                                               659,494       659,494
Translation Adjustment                                                                     119,864                     119,864
Change in Fair Value of
   Derivative Financial
   Instruments                                                                             163,735                     163,735
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                             (60,500)                    (60,500)
Change in
   Minimum Pension
   Liability                                                                            (1,509,574)                 (1,509,574)
Income Taxes Relating
   to Minimum Pension
   Liability                                                                               560,818                     560,818
                                                                                                                   -----------
      Comprehensive Loss                                                                                               (66,163)
Issuance of Common Stock           39,000        97,500                      (8,718)                                    88,782
Purchase of Treasury Stock        (65,800)                  (214,713)                                                 (214,713)
------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002     3,383,251   $ 9,130,780  $(1,151,709)   $ 2,029,105   $ (2,316,814)   $  788,443   $ 8,479,805
Net Income                                                                                             1,221,831     1,221,831
Translation Adjustment                                                                     670,941                     670,941
Change in Fair Value of
   Derivative Financial
   Instruments                                                                              26,974                      26,974
Income Taxes Relating
   to Derivative Financial
   Instruments                                                                              (9,401)                     (9,401)
Change in
   Minimum Pension
   Liability                                                                               412,912                     412,912
Income Taxes Relating
   to Minimum Pension
   Liability                                                                              (155,053)                   (155,053)
                                                                                                                   -----------
      Comprehensive Income                                                                                           2,168,204
Issuance of Common Stock              500         1,250                        (531)                                       719
Purchase of Treasury Stock       (118,200)                  (470,104)                                                 (470,104)
------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003     3,265,551   $ 9,132,030  $(1,621,813)   $ 2,028,574   $ (1,370,441)   $2,010,274   $10,178,624
Net Income                                                                                             3,238,405     3,238,405
Translation Adjustment                                                                     328,028                     328,028
Change in Fair Value of
   Derivative Financial
   Instruments                                                                             (82,268)                    (82,268)
Change in
   Minimum Pension
   Liability                                                                               132,463                     132,463
Income Taxes Relating
   to Minimum Pension
   Liability                                                                               (39,369)                    (39,369)
                                                                                                                   -----------
      Comprehensive Income                                                                                           3,577,259
Distribution to Shareholders                                                                            (214,800)     (214,800)
Issuance of Common Stock          196,700       491,750                     202,429                                    694,179
Purchase of Treasury Stock        (48,830)                  (252,798)                                                 (252,798)
------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004     3,413,421   $ 9,623,780  $(1,874,611)   $ 2,231,003   $ (1,031,587)   $5,033,879   $13,982,464

See accompanying notes.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
Years ended December 31, 2004, 2003 and 2002
                                                                           2004           2003           2002
-----------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                             $ 3,238,405    $ 1,221,831    $   659,494
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation                                                           492,361        433,645        482,880
    Amortization                                                            29,986         24,406         79,607
    Deferred income taxes                                                  (56,958)       540,600       (548,467)
    (Gain) Loss on disposal of plant, property and equipment                59,156       (174,528)        25,464
    Non-cash restructuring charges                                               -              -        293,153
    Changes in operating assets and liabilities
      Accounts receivable                                               (1,974,964)      (342,197)       133,698
      Inventories                                                          (64,949)    (1,017,075)     2,103,118
      Prepaid expenses and other current assets                           (213,326)       286,147         75,120
      Other assets                                                               -              -        (33,738)
      Accounts payable                                                     540,792        311,798       (786,147)
      Other accrued liabilities                                          2,260,338        468,000       (841,939)
-----------------------------------------------------------------------------------------------------------------
Total adjustments                                                        1,072,436        530,796        982,748
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                4,310,841      1,752,627      1,642,242
-----------------------------------------------------------------------------------------------------------------
Investing activities:
Purchase of plant, property and equipment                                 (443,330)      (424,537)      (484,088)
Purchase of patents and trademarks                                        (336,673)      (115,615)      (114,216)
Proceeds from sales of plant, property and equipment                        51,583        250,196         58,597
-----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (728,420)      (289,956)      (539,707)
-----------------------------------------------------------------------------------------------------------------
Financing activities:
Net (repayments)  borrowings on notes payable and
  revolving credit facilities                                             (855,458)       108,297       (554,495)
Payments of long term debt                                              (2,612,137)      (305,548)       (13,254)
Debt issuance costs                                                              -              -         11,209
Distributions to shareholders                                             (143,007)             -              -
Purchase of treasury stock                                                (252,798)      (470,247)      (214,713)
Issuance of Common Stock                                                   694,179            862         88,782
-----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                   (3,169,221)      (666,636)      (682,471)
Effect of exchange rate changes                                            126,553         (3,064)         6,069
-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                    539,753        792,971        426,134
Cash and cash equivalents at beginning of year                           1,390,641        597,670        171,536
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $ 1,930,394    $ 1,390,641    $   597,670
=================================================================================================================

See accompanying notes.

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses), which are included in other income (expense), were ($110,519) in 2004, $105,984 in 2003, and $57,000 in 2002.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $210,914 in 2004 and $199,102 in 2003.

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

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2004 is 13 years.

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (FAS
142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at December 31, 2004 and December 31, 2003.

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using enacted tax rates in effect in years in which the differences are expected to reverse.

Accounting for Stock-Based Compensation - At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in
Note 11. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

                                                     2004             2003             2002
==============================================================================================
Net income, as reported                          $ 3,238,405      $ 1,221,831      $   659,494
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                 (76,929)         (84,985)         (88,646)
-----------------------------------------------------------------------------------------------
Pro forma net income                             $ 3,161,476      $ 1,136,846      $   570,848
===============================================================================================

Basic-as reported                                $      0.96      $      0.37      $      0.19
Basic-pro forma                                  $      0.94      $      0.34      $      0.17

Diluted-as reported                              $      0.85      $      0.34      $      0.19
Diluted-pro forma                                $      0.83      $      0.32      $      0.16

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership transfers from the Company to its customer upon shipment of the Company's products. When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Research and Development - Research and development costs ($456,905 in 2004, $347,130 in 2003 and $385,066 in 2002) are charged to operations as incurred.

Shipping Costs - Shipping costs ($1,684,448 in 2004, $1,439,615 in 2003 and $1,272,115 in 2002) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($1,109,217 in 2004, $669,065 in 2003 and $766,058 in 2002) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. Net sales to the Company's three major customers, Staples, Inc., Office Max, and United Stationers, Inc., represented approximately 43% in 2004, 46% in 2003 and 46% in 2002.

Consideration paid to a reseller - As of January 1, 2002, the Company adopted the Emerging Issues Task Force consensus No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products (EITF 00-25). As such, the Company recognizes consideration paid to a reseller of its product as a reduction of the selling price of its products and, therefore, reduces revenue in the Company's statement of operations.

Derivatives - The Company accounts for derivative financial instruments consistent with the requirements of Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. The Company recognizes all derivative financial instruments, such as interest rate swap contracts, forward foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income
(loss) as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Inventories

Inventories consist of:                          2004           2003
------------------------------------------------------------------------
Finished goods                               $ 7,739,109    $ 7,252,114
Work in process                                   91,697        119,796
Materials and supplies                           558,422        807,171
------------------------------------------------------------------------
                                             $ 8,389,228    $ 8,179,081
========================================================================

Inventories are stated net of valuation allowances for obsolescence of $620,538 in 2004 and $374,665 in 2003.

4.  Intangible Assets

Intangible assets consist of:             2004        2003
--------------------------------------------------------------
Deferred financing costs                $  70,577   $  70,577
Patents                                   283,866     216,869
Trademarks                                282,637      12,962
--------------------------------------------------------------
                                          637,080     300,408
Accumulated amortization                   77,434      47,448
--------------------------------------------------------------
                                        $ 559,646   $ 252,960
==============================================================

During the year ended December 31, 2002, the Company refinanced its revolving loan and wrote-off unamortized deferred financing costs of $53,380. The Company capitalized additional financing costs of $48,773 on the new loan. Amortization expense for deferred financing costs for the years ended December 31, 2004, 2003, and 2002, was $13,615, $21,262 and $139,589, respectively. Amortization expense for patents and trademarks for the years ended December 31, 2004 and 2003 was $16,371 and $3,144, respectively. There was no amortization expense in 2002 on patents and trademarks. The estimated aggregate amortization expense for each of the next five succeeding years are as follows: 2005 - $52,994; 2006 -$43,315; 2007 - $43,315; 2008 - $43,315 and 2009 - $43,315.

5.  Other Accrued Liabilities

Other accrued liabilities consist of:            2004            2003
--------------------------------------------------------------------------
Vendor rebates                               $ 2,517,666      $ 1,756,973
Other                                          2,584,945          980,507
--------------------------------------------------------------------------
                                             $ 5,102,611      $ 2,737,480
==========================================================================

The increase in the other portion of Other Accrued liabilities primarily relates to a higher tax liability in the U.S.A. as the Company utilized all outstanding tax loss carry forwards in 2003.

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

The plan asset weighted average allocation at December 31, by asset category, are as follows:

Asset Category                                      2004             2003
--------------------------------------------------------------------------------
Equity                                               71%              67%
Fixed Income                                         25%              28%
Other                                                 4%               5%
--------------------------------------------------------------------------------
Total                                               100%             100%
================================================================================

The Company's investment policy is to minimize risk by balancing investments between equity and fixed income, utilizing a weighted average approach of 65% equity securities, 30% fixed income funds, and 5% cash investments. Plan funds are invested in long term obligations with a history of moderate to low risk.

At December 31, 2004 and 2003, equity securities include 30,000 shares of the Company's Common Stock having a market value of $471,000 and $162,000 at those dates, respectively.

Other disclosures related to the pension plan follow:

                                                                        2004             2003
                                                             ---------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                        5.75%            6.00%
Changes in benefit obligation:
Benefit obligation at beginning of year                         $ (3,527,592)    $ (3,710,070)
Interest cost                                                       (206,327)        (221,265)
Service cost                                                         (35,000)         (35,000)
Actuarial loss                                                      (173,813)          22,957
Benefits and plan expenses paid                                      461,299          415,786
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 (3,481,433)      (3,527,592)
----------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                     3,418,066        3,278,460
Actual return on plan assets                                         495,728          555,392
Benefits and plan expenses paid                                     (461,299)        (415,786)
----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           3,452,495        3,418,066
----------------------------------------------------------------------------------------------
Funded status                                                        (28,938)        (109,525)
Unrecognized actuarial loss                                          964,199        1,096,662
Unrecognized prior service costs                                      96,536          105,312
Minimum pension liability, including intangible
  pension asset of $96,536 in 2004 and $105,312 in 2003           (1,060,735)      (1,201,974)
----------------------------------------------------------------------------------------------
Accrued benefit costs                                           $    (28,938)    $   (109,525)
==============================================================================================

Accrued benefits costs are included in other accrued liabilities.

                                                                      2004             2003            2002
==============================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                        6.00%            6.50%           6.50%
  Expected return on plan assets                                       8.00%            8.00%           8.50%
--------------------------------------------------------------------------------------------------------------
Components of net benefit (expense) income:
Interest cost                                                      $ 206,327        $ 221,265       $ 253,046
Service cost                                                          35,000           35,000          35,000
Expected return on plan assets                                      (257,424)        (246,124)       (339,765)
Amortization of prior service costs                                    8,776            8,776           8,776
Amortization of actuarial gain                                        67,972           80,687           9,205
--------------------------------------------------------------------------------------------------------------
                                                                   $  60,651        $  99,604       $ (33,738)
==============================================================================================================

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

The following table discloses the change in other comprehensive income:

                                                                      2004            2003            2002
                                                             -------------------------------------------------
Decrease (increase) in minimum liability included in
  other comprehensive income, excluding
  income tax effect                                              $    132,463    $    412,912    $ (1,509,514)

The following benefits, which reflect expected future service, as appropriate, are expected to be paid:

2005                                                      $   386,763
2006                                                          373,162
2007                                                          359,629
2008                                                          362,522
2009                                                          351,383
Years 2010 - 2014                                           1,471,356

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee. For the years ended December 31, 2004, 2003 and 2002, contributions amounted to a 50% match up to the first 6% of employee contributions. Total contribution expense under this plan approximated $63,000, $61,000, $57,000 for 2004, 2003 and 2002, respectively.

7.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:

                                         2004           2003           2002
-------------------------------------------------------------------------------
Current:
  Federal                            $ 1,714,456    $   513,057    $   (31,751)
    State                                211,927         66,783         18,000
    Foreign                              232,486              -              -
-------------------------------------------------------------------------------
                                       2,158,869        579,840        (13,751)
-------------------------------------------------------------------------------
Deferred:
  Federal                                (70,436)       557,886       (437,330)
    State                                  4,397          2,813       (116,519)
    Foreign                                9,081        (20,099)         5,382
-------------------------------------------------------------------------------
                                         (56,958)       540,600       (548,467)
-------------------------------------------------------------------------------
                                     $ 2,101,911    $ 1,120,440    $  (562,218)
===============================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income (loss) before income taxes follows:

                                         2004           2003           2002
-------------------------------------------------------------------------------
United States                        $ 4,927,741    $ 3,142,489    $   942,776
Foreign                                  412,575       (800,218)      (845,500)
-------------------------------------------------------------------------------
                                     $ 5,340,316    $ 2,342,271    $    97,276
===============================================================================

The following schedule reconciles the amounts of income taxes (benefit) computed at the United States statutory rate to the actual amounts reported in operations.

                                         2004           2003           2002
-------------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate                 $ 1,815,707    $   796,372    $    33,074
State and local
  taxes, net of
  federal income
  tax effect                             147,373         80,199        (29,123)
Permanent items                          (31,907)       (25,710)        (2,709)
Write-off
  intercompany
  investment                                   -              -       (567,438)
Non-recognition
  of foreign tax loss
  carryforwards                          170,738        269,579          3,978
-------------------------------------------------------------------------------
Provision (benefit)
  for income taxes                   $ 2,101,911    $ 1,120,440    $  (562,218)
===============================================================================

Income taxes paid, net of refunds received, were $1,390,967 in 2004, $850,600 in 2003, and $24,501 in 2002.

                                         2004          2003
---------------------------------------------------------------
Deferred income tax liabilities:
Plant, property
  and equipment                       $  156,227    $  174,939
Other                                                   26,440
---------------------------------------------------------------
                                         156,227       201,379

Deferred income tax assets:
Asset valuations                         195,048       188,979
Operating loss
  carryforwards and credits            1,418,433     1,278,341
Pension                                   24,999         1,545
Other                                      1,627         2,773
---------------------------------------------------------------
                                       1,640,107     1,471,638
---------------------------------------------------------------
Net deferred
  income tax asset before
  valuation allowance                  1,483,880     1,270,259
Valuation allowance                   (1,335,907)   (1,139,875)
---------------------------------------------------------------
Net deferred
  income tax asset                    $  147,973    $  130,384
===============================================================

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $2,189,000 and $1,666,000 are considered permanently reinvested as of December 31, 2004 and 2003, respectively, and the amount of deferred income taxes thereon cannot be reasonably determined.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB Opinion No. 23, Accounting for Income Taxes - Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the provision and its impact on the consolidated financial statements. The Company is currently analyzing this evaluation for 2005. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $2,189,000. The related potential range of income tax is between zero and $745,000.

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

At December 31, 2004, the Company has tax operating loss carry forwards aggregating $4,453,024, all of which are applicable to Germany, and can be carried forward indefinitely.

8. Debt

Long term debt consists of:
                                                       2004          2003
-----------------------------------------------------------------------------
Notes payable:
  North American arrangements                      $ 1,207,500   $ 4,493,729
  Other                                                226,436       293,580
-----------------------------------------------------------------------------
                                                     1,433,936     4,787,309
Less current portion                                 1,378,629     2,035,349
-----------------------------------------------------------------------------
                                                   $    55,307   $ 2,751,960
=============================================================================

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50% from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of December 31, 2004, $1,249,384 was outstanding and $8,750,616 was available for borrowing under this agreement. It is estimated that all long-term debt will be paid off in 2005. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.50% (3.90% at December 31, 2004).

The Company had maintained an interest rate swap agreement, which fixed the effective interest rate at 7.18% for $3,500,000 of debt under the previous revolving loan agreement. The swap agreement expired January 19, 2003.

On August 22, 2000 the Company borrowed $700,000 under a loan agreement with a bank to refinance a mortgage. The loan was payable in monthly installments of $6,928, including interest at the Federal Home Loan Bank of Seattle fixed advanced rate, plus 3.0%, adjusting every five years, through August 1, 2020 and a final installment of $500,800, plus interest, due on August 1, 2020. During the year ended December 31, 2003, the Company made prepayments on the loan amounting to $279,999. During the year ended December 31, 2004, the Company paid the final balance on the loan amounting to $364,117.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined in the revolving loan agreement. The Company is in compliance with these financial covenants at December 31, 2004.

Maturities of long-term debt for the next five years follow: 2005 - $1,378,629; 2006- $4,837; 2007 - $4,837; 2008 - $4,837; and 2009 - $4,837.

Interest paid was $157,335 in 2004, $235,265 in 2003 and $605,344 in 2002.

9.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $309,107 in 2004, $252,294 in 2003 and $165,854 in 2002. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2004 to their expiration follow: 2005 - $221,491; 2006 - $133,511; 2007 - $53,157; 2008 - $49,542; and 2009 - $48,496.

The Company is involved from time to time in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that there will not be a material adverse impact on financial position, results of operations, or liquidity from these matters.

10.  Geographic Data

Net sales of the Company's continuing operations by geographic area follow (000's omitted):

                                         2004           2003           2002
-------------------------------------------------------------------------------
United States                           $ 32,511       $ 26,482       $ 22,773
Canada                                     5,986          5,611          5,098
Europe                                     3,654          2,882          3,013
Hong Kong                                  1,230              -              -
------------------------------------------------------------------------------
                                        $ 43,381       $ 34,975       $ 30,884
==============================================================================

Long-lived assets by geographic area follow (000's omitted):

                                         2004           2003           2002
-------------------------------------------------------------------------------
United States                           $  1,189       $  1,300       $  1,326
Canada                                       182            156            157
Europe                                       874            854            798
Hong Kong                                     50             75              -
-------------------------------------------------------------------------------
                                        $  2,295       $  2,385       $  2,281
===============================================================================

11.  Stock Option Plans

The Company's amended and restated stock option plan, which provides incentive and nonqualified stock options for up to 790,000 shares of the Company's Common Stock to officers and key employees (the Employee's Plan), terminated on February 24, 2002. Options previously granted under the Employee's Plan continue to vest and to be exercisable in accordance with their terms, however, no new options may be granted under the Employee's Plan. The Employee's Plan provided for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. Generally, options granted under the Employee's Plan prior to June 24, 1996 vested immediately or within a year; after June 24, 1996, 25% of options granted vest immediately with the balance vesting over the next three years. The term of options issued cannot exceed 10 years from the date of grant.

Effective February 26, 2002, the Company adopted a new officers' and key employee's stock option plan which provides incentive and nonqualified stock options for up to 150,000 shares of the Company's Common Stock to officers and key employees (the New Employee's Plan). The New Employee's Plan provided for the purchase of shares of the Company's Common Stock at a price of not less than 100% of its fair market value at the date of grant. The term of options issued cannot exceed 10 years from the date of grant.

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

A summary of changes in options issued under the Company's two stock option plans follows:

                                         2004           2003           2002
-------------------------------------------------------------------------------
Options outstanding  at the
  beginning of the year                  867,150        766,850        830,350
Options granted                            6,500        102,500         30,500
Options forfeited                         (3,750)        (1,700)       (55,000)
Options exercised                       (196,700)          (500)       (39,000)
-------------------------------------------------------------------------------
Options outstanding at
  the end of the year                    673,200        867,150        766,850
===============================================================================
Options exercisable at the
  end of the year                        622,263        747,940        635,000
===============================================================================
Common stock available for future
  grants at the end of the year           60,500         64,500        167,000
===============================================================================
Weighted average price of options:
 Granted                               $    5.50      $    3.89      $    3.94
 Forfeited                                  4.33           2.67           3.35
 Exercised                                  3.53           2.53           2.28
 Outstanding                                3.27           3.31           3.23
 Exercisable                                3.19           3.26           3.29

A summary of options outstanding at December 31, 2004 follows:

                                                             Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------     ----------------------------
                                                                  Weighted-
                                                                   Average                                             Weighted-
                                                                  Remaining      Weighted-                              Average
                                                     Number      Contractual      Average                  Number      Exercise
Range of Exercise Prices                          Outstanding    Life (Years)  Exercise Price           Exercisable      Price
-------------------------------------------------------------------------------------------------------------------------------
$1.25 to $2.49                                       204,600          4           $ 2.13                  204,600       $ 2.13
$2.50 to $3.65                                       265,850          7             3.05                  257,850         3.04
$3.66 to $5.00                                       118,250          4             4.01                   84,188         4.03
$5.01 to $7.25                                        84,500          3             5.65                   75,625         5.68
----------------------------------------------------------------------------------------------     ----------------------------
                                                     673,200                                              622,263
                                             ================                                      ===============

The weighted average remaining contractual life of outstanding stock options is 5 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2004, 2003 and 2002 except as discussed in Note 17.

The weighted average fair value at the date of grant for options granted during 2004, 2003, and 2002 was $2.59, $1.79, $1.82 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                          2004             2003            2002
                                  ----------------------------------------------
Expected Life in Years                       5                5               5
Interest Rate                            3.84%            3.00%           3.00%
Volatility                               0.527            0.480           0.491
Dividend Yield                           1.09%               0%              0%

12.  Earnings Per Share

The calculation of earnings per share follows:

                                                                             2004          2003          2002
-----------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                            $ 3,238,405   $ 1,221,831   $   659,494
-----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                                  3,364,033     3,317,231     3,400,151
   Effect of dilutive employee stock options                                 442,995       240,663       155,575
-----------------------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share                             3,807,028     3,557,894     3,555,726
-----------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                              $      0.96   $      0.37   $      0.19
-----------------------------------------------------------------------------------------------------------------
   Dilutive earnings per share                                           $      0.85   $      0.34   $      0.19
-----------------------------------------------------------------------------------------------------------------

For 2003 and 2002, 87,000 and 79,000 stock options, respectively, were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.    Accumulated Other Comprehensive Loss

The components of the accumulated other comprehensive loss follow:

                                                              Derivative             Minimum
                                          Translation          Financial             Pension
                                          Adjustment          Instruments           Liability           Total
-----------------------------------------------------------------------------------------------------------------
Balances, January 1, 2003                $ (1,350,485)        $  (17,573)       $   (948,756)       $ (2,316,814)
Change in Fair Value of
   Derivative Financial
   Instruments                                                    26,974                                  26,974
Income Taxes Relating
   to Derivative Financial
   Instruments                                                    (9,401)                                 (9,401)
Change in Fair Value of
   Minimum Pension
   Liability                                                                         412,912             412,912
Income Taxes Relating
   to Minimum Pension
   Liability                                                                        (155,053)           (155,053)
Translation Adjustment                        670,941                                                    670,941
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003                  (679,544)                 0            (690,897)         (1,370,441)
Change in Fair Value of
   Derivative Financial
   Instruments                                                   (82,268)                                (82,268)
Change in Fair Value of
   Minimum Pension
   Liability                                                                         132,463             132,463
Income Taxes Relating
   to Minimum Pension
   Liability                                                                         (39,369)            (39,369)
Translation Adjustment                        328,028                                                    328,028
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004              $   (351,516)        $  (82,268)       $   (597,803)       $ (1,031,587)
=================================================================================================================

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

Forward foreign exchange contracts and interest rate swaps: The fair values of the Company's forward foreign currency contracts and interest rate swaps are estimated based on dealer quotes.

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                                      2004                            2003
                                          -------------------------       -------------------------
                                            Carrying        Fair            Carrying        Fair
                                             Amount         Value            Amount         Value
---------------------------------------------------------------------------------------------------
Cash and cash equivalent                     $ 1,930      $ 1,930            $ 1,391      $ 1,391
Accounts receivable                            8,885        8,885              6,795        6,795
Accounts payable                              (2,316)      (2,316)            (1,743)      (1,743)
Short term notes payable                         (42)         (42)              (141)        (141)
Long term debt                                (1,434)      (1,434)            (4,787)      (4,787)
Forward foreign exchange contract                (82)         (82)

Derivative Financial Instruments
--------------------------------
The Company uses derivatives for cash flow hedging purposes as part of its risk management strategy. Following is a summary of the Company's risk management strategies and derivatives and the effect of them on the Company's consolidated financial statements.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

In September 2004, the Company entered into a forward foreign currency contract to hedge forecasted 2005 inventory purchases by the Company's Canadian subsidiary in a foreign currency other than the Canadian subsidiary's functional currency, the Canadian dollar. The fair value of the forward foreign currency contract totaled $82,268 and is reflected as a liability and component of accumulated other comprehensive loss in the accompanying consolidated balance sheet.

In 2000, the Company entered into an interest-rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis through January 19, 2003, the agreement maturity date, thus reducing the impact of interest-rate changes on future income. During 2003 and 2002, the Company recognized expense of $26,874 and $174,122 respectively, related to the net amounts paid and accrued on interest rate swaps, which are included in interest expense in each year's respective consolidated statements of income.

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


16. Quarterly Data (unaudited)

                                                                   Quarters (000's omitted, except per share data)

2004                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $  8,567      $ 12,298     $ 11,595       $ 10,921      $ 43,381
---------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                           4,848         6,779        6,142          5,959        23,728
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                     392         1,075        1,017            754         3,238
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                  $   0.12      $   0.32     $   0.30       $   0.22      $   0.96
Diluted Earnings Per Share                                $   0.11      $   0.29     $   0.26       $   0.19      $   0.85


2003                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                 $  7,189      $ 10,142     $  9,538       $  8,106      $ 34,975
---------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                                           4,307         6,221        6,367          4,946        21,842
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                      78           615          302            227         1,222
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                  $   0.02      $   0.18     $   0.09       $   0.07      $   0.37
Diluted Earnings Per Share                                $   0.02      $   0.17     $   0.08       $   0.06      $   0.34

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

17.  Capital Structure

In 2004, the Company issued 196,700 shares of common stock with proceeds of $694,179 upon the exercise of outstanding stock options. The Company also repurchased 48,830 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $252,798. During the first quarter, an additional $31,225 of compensation expense was charged to operating results as a result of the Company's repurchase of 16,000 shares within six months of exercise of certain options by a terminated employee.

18.  Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the purchase price was a stand-by letter of credit the Company issued in the amount of $230,000 for a trademark from Alco Industries, Inc. that was renewed by the U.S. Patent and Trademark Office on July 13, 2004. The letter of credit was set-up to expire on May 28, 2005, if the trademark was not renewed. Since the trademark was renewed prior to the expiration date, Alco Industries, Inc. enforced the letter of credit and drew down the funds. Included in the accompanying Statement of Operations are the operations of the acquired business since the date of acquisition. Proforma operating information for the periods prior to the acquisition is not provided because of the immateriality of the transaction on a proforma basis.

19.  Impairment of Equipment

During the second quarter of 2004, the Company abandoned its ruler manufacturing equipment. In accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment loss of $84,820, or $0.02 a share, for the full amount of the assets at the time of abandonment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young LLP


Hartford, Connecticut
February 14, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2004.


Item 9A.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of December 31, 2004, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name                         Age       Position Held with Company
--------------------------------------------------------------------------------
Walter C. Johnsen            54        President, Chief Executive Officer and
                                       Director
Gary D. Penisten             73        Chairman of the Board and Director
Brian S. Olschan             48        Executive Vice President, Chief Operating
                                       Officer and Director
Paul G. Driscoll             44        Vice President, Chief Financial Officer,
                                       Secretary and Treasurer
George R. Dunbar             81        Director
Richmond Y. Holden, Jr.      51        Director
Wayne R. Moore               73        Director
Stevenson E. Ward III        59        Director
Susan H. Murphy              53        Director

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

Brian S. Olschan served as Senior Vice President-Sales and Marketing from September 10, 1996 until February 22, 1999. Effective January 23, 1999, he was promoted to Executive Vice President and Chief Operating Officer. From 1984 to 1996, he was employed by General Cable Corporation in various executive positions including Vice President and General Manager of the Cordset and Assembly Business from 1994 to 1996.

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002. Mr. Driscoll joined Acme as Director International Finance on March 19, 2001. From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery including two years in Japan as Director of Finance and Operations. Prior to Gallo he served in several increasingly responsible positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

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

Richmond Y. Holden, Jr. has served as director since 1998. He has served as President and Chief Executive Officer of J.L. Hammett Co. since 1992; Executive Vice President from 1989 to 1992. J.L. Hammett Co. is a distributor and online retailer of educational products throughout the United States, and is one of the largest distributors to the K-12 educational marketplace.

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

The Company has adopted a Code of Conduct that is applicable to our employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on our website at www.acmeunited.com

If we make any substantive amendments to the Code of Conduct which apply to our Chief Executive Officer, Chief Financial Officer or Controller or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our executive officers, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

Item 11.  Executive Compensation

          The information contained in Acme United Corporations
          Proxy Statement Dated March 28, 2005, with respect to executive compensation, is incorporated here in by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information contained in Acme United Corporations
          Proxy Statement Dated March 28, 2005, with respect to security ownership of certain beneficial owners and management, is incorporated here in by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

          (None)

Item 14.  Principal Accountant Fees and Services

          The information contained in Acme United Corporations
          Proxy Statement Dated March 28, 2005, with respect to principal accountant fees and services, is incorporated here in by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

    o    Consolidated Balance Sheets

    o    Consolidated Statements of Operations

    o    Consolidated Statements of Changes in Stockholders' Equity

    o    Consolidated Statements of Cash Flows

    o    Notes to Consolidated Financial Statements

    o    Report of Independent Registered Public Accounting Firm

(a)(2) Financial Statement Schedules

    o    Schedule 2--Valuation and Qualifying Accounts

    o Schedules other than those listed above have been omitted because of the absence of conditions under which they are required or because the required information is presented in the Financial Statements or Notes thereto.

(a)(3) The exhibits listed under Item 15(b) are filed or incorporated by reference herein.

(b) Exhibits.

The exhibits listed below are filed as part of this Annual Report on form 10-K. Certain of the exhibits, as indicated, have been previously filed and are incorporated herein by reference.

----------- --------------------------------------------------------------------
Exhibit No.                     Identification of Exhibit
----------- --------------------------------------------------------------------
3(i)        Certificate of Organization of the Company (1)
----------- --------------------------------------------------------------------
            Amendment to Certificate of Organization of Registrant dated
            September 24, 1968 (1)
----------- --------------------------------------------------------------------
            Amendment to Certificate of Incorporation of the Company dated
            April 27, 1971 (2)
----------- --------------------------------------------------------------------
            Amendment to Certificate of Incorporation of the Company dated
            June 29, 1971 (2)
----------- --------------------------------------------------------------------
3(ii)       Bylaws of the Company
----------- --------------------------------------------------------------------
4           Specimen of Common Stock certificate (2)
----------- --------------------------------------------------------------------
10.1        Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
----------- --------------------------------------------------------------------

----------- --------------------------------------------------------------------
10.1(a)     Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
----------- --------------------------------------------------------------------
10.1(b)     Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
----------- --------------------------------------------------------------------
10.2        1992 Amended and Restated Stock Option Plan* (6)
----------- --------------------------------------------------------------------
10.2(a)     Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
----------- --------------------------------------------------------------------
10.2(b)     Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
----------- --------------------------------------------------------------------
10.2(c)     Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
----------- --------------------------------------------------------------------
10.2(d)     Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
----------- --------------------------------------------------------------------
10.3        Acme United Employee Stock Option Plan dated February 26, 2002*
----------- --------------------------------------------------------------------
10.4        Severance Pay Plan dated September 28, 2004*
----------- --------------------------------------------------------------------
10.5        Salary Continuation Plan dated September 28, 2004*
----------- --------------------------------------------------------------------
21          Subsidiaries of the Registrant
----------- --------------------------------------------------------------------
23          Consent of Ernst & Young, Independent Auditors
----------- --------------------------------------------------------------------
31.1        Certification of Walter Johnsen pursuant to Rule 13a-14(a) and
            15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
----------- --------------------------------------------------------------------
31.2        Certification of Paul Driscoll pursuant to Rule 13a-14(a) and
            15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
----------- --------------------------------------------------------------------
32.1        Certification of Walter Johnsen pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002
----------- --------------------------------------------------------------------
32.2        Certification of Paul Driscoll pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002
----------- --------------------------------------------------------------------

     *    Indicates a management contract or a compensatory plan or arrangement

     (1) Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

     (2) Previously filed as an exhibit to the Company's Form 10-K filed in 1971.

     (3) Previously filed in the Company's Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

     (4) Previously filed in the Company's Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

     (5) Previously filed in the Company's Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

     (6) Previously filed as an exhibit to the Company's Proxy Statement filed on March 29, 1996.

     (7) Previously filed in the Company's Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

     (8) Previously filed in the Company's Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

     (9) Previously filed in the Company's Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.


SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2004, 2003 and 2002
                                                           Balance at     Charged to        Deductions    Balance at
                                                          Beginning of    Costs and          and Other      End of
                                                             Period        Expenses         Adjustments     Period
--------------------------------------------------------------------------------------------------------------------
2004
Allowance for doubtful accounts                           $   199,102     $ 123,809         $ 111,997    $  210,914
Allowance for inventory obsolescence                          374,665       425,127           179,253       620,538
Deferred income tax asset valuation allowance               1,139,875       196,032                 -     1,335,907
--------------------------------------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts                           $   205,213     $  61,924         $  68,035    $  199,102
Allowance for inventory obsolescence                          407,881       273,447           306,663       374,665
Deferred income tax asset valuation allowance               1,130,777         9,098                 -     1,139,875
--------------------------------------------------------------------------------------------------------------------
2002
Allowance for doubtful accounts                           $   209,508     $  71,998         $  76,293    $  205,213
Allowance for inventory obsolescence                          273,260       216,512            81,891       407,881
Deferred income tax asset valuation allowance               1,552,666             -           421,889     1,130,777
--------------------------------------------------------------------------------------------------------------------

EXHIBIT 21

                            PARENTS AND SUBSIDIARIES

The Company was organized as a partnership in 1867 and incorporated in 1882 under the laws of the State of Connecticut as The Acme Shear Company. The corporate name was changed to Acme United Corporation in 1971.

There is no parent of the registrant.

Registrant has the following subsidiaries, all of which are totally held:

Name                                                 Country of Incorporation
----                                                 ------------------------
Acme United Limited                                  Canada
Acme United Europe GmbH                              Germany
Acme United (Asia Pacific) Limited                   Hong Kong

All subsidiaries are active and included in the consolidated financial statements.


EXHIBIT 23


            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-84499, 33-98918, 333-26737, and 333-70346) pertaining to the
Acme United Corporation Amended and Restated Stock Option Plan, the Registration Statements (Form S-8 Nos. 333-84505, 333-26739, and 333-70348) pertaining to the Acme United Corporation Non-Salaried Director Stock Option Plan and the Registration Statement (Form S-8 No. 333-84509) pertaining to the Acme United Corporation Deferred Compensation Plan for Directors and Acme United Corporation Deferred Compensation Plan for Walter C. Johnsen of our report dated February 14, 2005, with respect to the consolidated financial statements and schedule of Acme United Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2004.

                                                  /s/ Ernst & Young LLP

Hartford, Connecticut
March 15, 2005

Exhibit 31.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated: March 17, 2005


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

Exhibit 31.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's annual report on Form 10-K for the annual period ended December 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated: March 17, 2005


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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.


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

s/ Susan H. Murphy
--------------------------------
Susan H. Murphy                           Director

s/ Stevenson E. Ward III
--------------------------------
Stevenson E. Ward III                     Director

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

Dated:  March 17, 2005

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

Dated:  March 17, 2005