Form 10-Q
period 2005-03-31
ACME UNITED CORP
filed 2005-04-28
CIK 2098

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Registrant had 3,503,971 shares outstanding as of April 27, 2005 of its $2.50 par value Common Stock.

ACME UNITED CORPORATION


                                                                            Page
                                                                            ----
  Part I -- FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets......................  3
                 Condensed Consolidated Statements of Operations
                    and Comprehensive Income................................  5
                 Condensed Consolidated Statements of Cash Flows............  6
                 Notes to Condensed Consolidated Financial Statements.......  7
       Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  9
       Item 3. Quantitative and Qualitative Disclosure About Market Risk.... 13
       Item 4. Controls and Procedures...................................... 13

  Part II -- OTHER INFORMATION
       Item 1. Legal Proceedings............................................ 14
       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.. 14
       Item 3. Defaults Upon Senior Securities.............................. 14
       Item 4. Submission of Matters to a Vote of Security Holders.......... 14
       Item 5. Other Information............................................ 14
       Item 6. Exhibits and Reports on Form 8-K............................. 15
       Signatures........................................................... 16

                                      (2)

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all amounts in thousands)
                                                        March 31     December 31
                                                          2005          2004
                                                       (unaudited)    (audited)
                                                      ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  1,006      $  1,888
  Accounts receivable, less allowance                       8,013         8,885
  Inventories:
     Finished goods                                         8,322         7,739
     Work in process                                          152            92
     Raw materials and supplies                               733           558
                                                      ------------  ------------
                                                            9,207         8,389
  Prepaid expenses and other current assets                   564           485
  Deferred income taxes                                       279           279
                                                      ------------  ------------
          Total current assets                             19,069        19,926
                                                      ------------  ------------
Property, plant and equipment:
  Land                                                        165           251
  Buildings                                                 2,547         2,796
  Machinery and equipment                                   6,132         6,102
                                                      ------------  ------------
                                                            8,844         9,149
  Less accumulated depreciation                             6,776         6,853
                                                      ------------  ------------
                                                            2,068         2,296
Other assets                                                  680           656
Goodwill                                                       89            89
                                                      ------------  ------------
            Total assets                                 $ 21,906      $ 22,967
                                                      ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                    ACME UNITED CORPORATION
             CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                   (all amounts in thousands)
                                                        March 31     December 31
                                                          2005          2004
                                                       (unaudited)    (audited)
                                                      ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                       $  2,150      $  2,316
  Other accrued liabilities                                 2,995         4,682
  Current portion of long-term debt                         1,991         1,379
                                                      ------------  ------------
      Total current liabilities                             7,136         8,377
  Deferred income taxes                                       131           131
  Long-term debt, less current portion                         58            55
  Other                                                       419           420
                                                      ------------  ------------
       Total liabilities                                    7,744         8,983

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,058,762 shares in 2005
    and 3,849,512 shares in 2004,
    including treasury stock                               10,147         9,624
  Treasury stock, at cost - 496,091 shares
    in 2005 and 436,091 shares in 2004                     (2,829)       (1,875)
  Additional paid-in capital                                2,278         2,231
  Retained earnings                                         5,610         5,034
  Accumulated other comprehensive loss:
    Translation adjustment                                   (367)         (351)
    Derivative financial instruments                          (79)          (81)
    Minimum pension liability                                (598)         (598)
                                                      ------------  ------------
                                                           (1,044)       (1,030)
                                                      ------------  ------------
      Total stockholders' equity                           14,162        13,984
                                                      ------------  ------------
        Total liabilities and stockholders' equity       $ 21,906      $ 22,967
                                                      ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                  2005          2004
                                                              ------------  ------------
Net sales                                                        $ 10,583      $  8,567

Costs and expenses:
  Cost of goods sold                                                5,722         4,848
  Selling, general and administrative expenses                      3,719         2,969
                                                              ------------  ------------
                                                                    9,441         7,817
                                                              ------------  ------------

Income before non-operating items                                   1,142           750
Non-operating items:
  Interest expense                                                     13            45
  Other (income) expense                                               49            (5)
                                                              ------------  ------------
                                                                       62            40
                                                              ------------  ------------
Income before income taxes                                          1,080           710
Income tax expense                                                    430           318
                                                              ------------  ------------
Net income                                                            650           392


Other comprehensive expense (income) -
  Foreign currency translation                                         16            57
  Change in fair value of derivative financial instrument              (2)            -
                                                              ------------  ------------
Comprehensive income                                             $    636      $    335
                                                              ============  ============

Basic earnings per share                                         $   0.19      $   0.12
                                                              ============  ============

Diluted earnings per share                                       $   0.17      $   0.11
                                                              ============  ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,489         3,303
Weighted average number of dilutive stock options
  outstanding                                                         368           289
                                                              ------------  ------------
Denominator used for diluted per share computations                 3,857         3,592
                                                              ============  ============

Dividends declared per share                                     $   0.02      $      -
                                                              ============  ============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                  2005          2004
                                                              ------------  ------------
Operating Activities:
  Net income                                                     $    650      $    392
  Adjustments to reconcile net income
      to net cash provided (used) by operating activities:
        Depreciation                                                  125           105
        Amortization                                                   11             5
        Deferred income taxes                                           -            20
        Loss (gain) on disposal/sale of assets                         39           (19)
        Changes in operating assets and liabilities:
          Accounts receivable                                         832           376
          Inventories                                                (859)         (155)
          Prepaid expenses and other current assets                   (84)         (305)
          Other assets                                                  -            30
          Accounts payable                                           (148)          (60)
          Other accrued liabilities                                (1,594)         (456)
                                                              ------------  ------------
          Total adjustments                                        (1,678)         (459)
                                                              ------------  ------------
        Net cash used by operating activities                      (1,028)          (67)
                                                              ------------  ------------

Investing Activities:
  Purchase of property, plant, and equipment                         (133)         (107)
  Purchase of patents and trademarks                                  (34)           23
  Proceeds from sale of property, plant, and equipment                164            (2)
                                                              ------------  ------------
        Net cash used by investing activities                          (3)          (86)
                                                              ------------  ------------

Financing Activities:
  Net short-term borrowings (payments)                                617          (438)
  Payments of long-term debt                                            -          (210)
  Proceeds from issuance of common stock                              570           322
  Distributions to stockholders                                       (74)
  Purchase of 60,000 shares of common stock in 2005 and
    16,000 shares of common stock in 2004 for treasury               (954)          (50)
                                                              ------------  ------------
        Net cash provided (used) by financing activities              159          (376)
                                                              ------------  ------------

Effect of exchange rate changes                                       (10)          (12)
                                                              ------------  ------------
Net change in cash and cash equivalents                              (882)         (541)

Cash and cash equivalents at beginning of period                    1,888         1,250
                                                              ------------  ------------

Cash and cash equivalents at end of period                       $  1,006      $    709
                                                              ============  ============

See notes to condensed consolidated financial statements

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows. These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2004 for such disclosures. The condensed consolidated balance sheet as of December 31, 2004 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


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


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                     Three Months Ended
                                             -----------------------------------
                                                 March 31           March 31
                                                   2005               2004
                                             ----------------   ----------------
Components of net periodic benefit cost:
Interest cost                                      $ 48,750           $ 49,727
Service cost                                          8,750              8,750
Expected return on plan assets                      (61,000)           (64,281)
Amortization of prior service costs                   2,250              2,194
Amortization of actuarial gain                       16,000             12,399
--------------------------------------------------------------------------------
                                                   $ 14,750           $  8,789
================================================================================


Note 4 -- Accounting for Stock-Based Compensation

At March 31, 2005, the Company has one stock-based employee compensation plan. The Company has elected to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the proforma effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the periods ended:

                                      (7)

                                                     Three Months Ended
                                                          March 31
                                                 ---------------------------
                                                     2005           2004
                                                 -------------  ------------
Net income, as reported                            $ 650,101     $ 391,864

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related income tax effects     29,677        20,305
----------------------------------------------------------------------------
Pro forma net income                               $ 620,424     $ 371,559
============================================================================

Basic-as reported                                  $    0.19     $    0.12
Basic-pro forma                                    $    0.18     $    0.11

Diluted-as reported                                $    0.17     $    0.11
Diluted-pro forma                                  $    0.16     $    0.10


Note 5 -- Income Taxes

In 2005 and 2004, consolidated income before income taxes includes losses of foreign subsidiaries with no income tax benefit, resulting in an effective consolidated income tax rate greater than the United States statutory rate.


Note 6 -- Capital Structure

During the first three months of 2005, the Company issued 209,250 shares of common stock with proceeds of $569,654 upon the exercise of outstanding stock options. The Company also repurchased 60,000 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $954,127.


Note 7 -- Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc.. Sales of Clauss products for seven months in 2004 were $1.7 million. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the accompanying Statement of Operations for the three months ended March 31, 2005 are the operations of the acquired business. Sales for Clauss products for the three months ended March 31, 2005 were $760,000. In accordance with Regulation S-X, proforma information for the three months ended March 31, 2005 is not provided because of the immateriality of the transaction.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    For the Three Months Ended March 31, 2005

Item 2.  - Results of Operations

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


Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school season. Consolidated net sales for the quarter ended March 31, 2005 were $10,583,000 compared with $8,567,000 for 2004, a 24% increase. Excluding the favorable effect of currency gains in Canada and Europe, the net sales increase represented 21%. The sales increase was mainly driven by a 25% increase in the U.S. due to market share gains, new product launches and the Clauss business acquired on May 28, 2004. International sales were up 10% in local currency.


Gross Profit

The gross profit for the first quarter of 2005 was $4,861,000 (45.9% of net sales) compared to $3,719,000 (43.4% of net sales) for the first quarter of 2004. The increased percentage of new products with higher gross margins coupled with positive impacts from product rationalization efforts and sales of a more profitable product mix in Europe were the main reasons for the improved gross margins.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2005 were $3,719,000 (35% of net sales) compared with $2,969,000 (35% of net sales) for the same period of 2004, an increase of $750,000. The majority of the increase was selling-related expenses, investment in new products and the addition of sales, marketing, logistics and quality control personnel.


Interest Expense

Interest expense for the first quarter of 2005 was $13,000, compared with $45,000 for the same quarter of 2004, a $32,000 decrease. This is mainly attributable to the decline in bank debt (the amount outstanding under the Company's revolving credit facility).


Other Expense

Net other expense was $49,000 in the first quarter of 2005 compared to net other income of $5,000 in the first quarter of 2004. The change from 2004 is primarily due to higher foreign exchange transaction and disposal of fixed asset losses in 2005.


Income Before Income Taxes

Income before income taxes was $1,080,000 in the first quarter of 2005 compared with $710,000 in the first quarter of 2004, an increase of $370,000 or 52%. Pretax income for North America and Asia increased by $290,000. The European operations had a net loss of $60,000 in the first quarter of 2005 compared to $140,000 in 2004. The profitability in Europe is improving due to higher sales and product rationalization. The higher sales are primarily due to increases in the sales force and increased advertising.

                                      (9)

Income Taxes

The effective tax rate in the first quarter of 2005 was 40% compared to 45% in the first quarter of 2004. The improvement is principally due to the lower losses in Europe, for which the benefit cannot be utilized to offset other taxable earnings.


Net Income

Net income for the first quarter of 2005 was $650,000, or 17 cents per share (diluted), compared to a net income of $392,000, or 11 cents per share (diluted) for the same period of 2004, a 55% increase.

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2005

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                        March 31, 2005   December 31, 2004
                                       ------------------------------------
Working capital                           $ 11,933,730        $ 11,548,693
Current ratio                                     2.67                2.38
Long term debt to equity ratio                    0.4%                0.4%


During the first three months of 2005, total debt increased by $615,000 compared to total debt at December 31, 2004 principally as a result of the buildup of inventory in anticipation of the Company's stronger sales in the second quarter.

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50% from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of March 31, 2005, $1,990,500 was outstanding and $8,009,500 was available for borrowing under this agreement. It is estimated that all long-term debt under this loan agreement will be paid off in 2005. However, the Company may draw down additional funds under this loan agreement in the future.

Cash expected to be generated from operating activities, which together with funds available under its existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant, and equipment.


Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123 (R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. Acme will adopt the statement on January 1, 2006 as required. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted Statement 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 4 to the consolidated financial statements.

                                      (11)

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

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    For the Three Months Ended March 31, 2005

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in our annual Report on Form 10-K for the year ended December 31, 2004.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of March 31, 2005, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

                                      (13)

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

The Company is involved from time to time in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on financial position, results of operations, or liquidity from these matters.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2003, the Company announced a stock repurchase program of up to 150,000 shares. At March 31, 2005, there were 7,670 shares available for purchase under this program. On March 30, 2005, the Company announced a further stock repurchase program of up to 150,000 shares. The programs do not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended March 31, 2005:

                                                                             Total Number of           Maximum
                                                                                  shares              Number of
                                                                              Purchased as         Shares that may
                                  Total Number of                            Part of Publicly      yet be Purchased
                                       Shares            Average Price          Announced             Under the
             Period                  Purchased           Paid per Share          Programs              Programs
     ---------------------------------------------------------------------------------------------------------------

January                                     -                     -                    -

February                               15,000                 16.50               15,000

March                                  45,000                 15.70               45,000
     ---------------------------------------------------------------------------------------------------------------
Total                                  60,000                 15.90               60,000                157,670


Item 3. -- Defaults Upon Senior Securities

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

Dated:  April 27, 2005



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 27, 2005

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

Dated:  April 27, 2005

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

Dated:  April 27, 2005

                                      (18)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or "filed" for any purpose whatsoever.


By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
                 President and
             Chief Executive Officer

Dated:  April 27, 2005



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

                                      (19)

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned officer of Acme United Corporation (the "Company") hereby certifies to my knowledge that the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed a part of the Report or "filed" for any purpose whatsoever.


By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  April 27, 2005



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