Form 10-Q
period 2005-06-30
ACME UNITED CORP
filed 2005-07-28
CIK 2098

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

                  For the quarterly period ended June 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number 001-07698

                             ACME UNITED CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------

CONNECTICUT                                               06-0236700
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1931 BLACK ROCK TURNPIKE, FAIRFIELD, CONNECTICUT          06825
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

Registrant had 3,559,983 shares outstanding as of July 12, 2005 of its $2.50 par value Common Stock.

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
       Item 3. Quantitative and Qualitative Disclosure About Market Risk.... 13
       Item 4. Controls and Procedures...................................... 13

  Part II -- OTHER INFORMATION
       Item 1. Legal Proceedings............................................ 14
       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.. 14
       Item 3. Defaults Upon Senior Securities.............................. 14
       Item 4. Submission of Matters to a Vote of Security Holders.......... 14
       Item 5. Other Information............................................ 15
       Item 6. Exhibits and Reports on Form 8-K............................. 15
       Signatures........................................................... 16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all amounts in thousands)
                                                           June 30   December 31
                                                             2005       2004
                                                         (unaudited)
                                                         ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents                                $    602    $  1,888
  Accounts receivable, less allowance                        12,625       8,885
  Inventories:
     Finished goods                                          10,205       7,739
     Work in process                                            161          92
     Raw materials and supplies                                 775         558
                                                         ----------- -----------
                                                             11,141       8,389
  Prepaid expenses and other current assets                     539         485
  Deferred income taxes                                         279         279
                                                         ----------- -----------
          Total current assets                               25,186      19,926
                                                         ----------- -----------
Property, plant and equipment:
  Land                                                          155         251
  Buildings                                                   2,512       2,796
  Machinery and equipment                                     6,178       6,102
                                                         ----------- -----------
                                                              8,845       9,149
  Less accumulated depreciation                               6,642       6,853
                                                         ----------- -----------
                                                              2,203       2,296
Other assets                                                    720         656
Goodwill                                                         89          89
                                                         ----------- -----------
            Total assets                                   $ 28,198    $ 22,967
                                                         =========== ===========

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (all amounts in thousands)
                                                           June 30   December 31
                                                             2005       2004
                                                         (unaudited)
                                                         ----------- -----------
LIABILITIES
Current liabilities:
  Accounts payable                                         $  3,770    $  2,316
  Other accrued liabilities                                   4,559       4,682
  Current portion of long-term debt                           4,968       1,379
                                                         ----------- -----------
      Total current liabilities                              13,297       8,377
  Deferred income taxes                                         131         131
  Long-term debt, less current portion                           54          55
  Other                                                         410         420
                                                         ----------- -----------
       Total liabilities                                     13,892       8,983

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 4,142,074 shares in 2005
    and 3,849,512 in 2004, including treasury stock          10,355       9,624
  Treasury stock, at cost - 582,091 shares
     in 2005 and 436,091 shares in 2004                      (4,078)     (1,875)
  Additional paid-in capital                                  2,288       2,231
  Retained earnings                                           6,811       5,034
  Accumulated other comprehensive loss:
    Translation adjustment                                     (448)       (351)
    Derivative financial instruments                            (24)        (81)
    Minimum pension liability                                  (598)       (598)
                                                         ----------- -----------
                                                             (1,070)     (1,030)
                                                         ----------- -----------
      Total stockholders' equity                             14,306      13,984
                                                         ----------- -----------
        Total liabilities and stockholders' equity         $ 28,198    $ 22,967
                                                         =========== ===========

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                   Three Months Ended              Six Months Ended
                                                                        June 30                        June 30
                                                               --------------------------     --------------------------
                                                                   2005          2004             2005          2004
                                                               ------------  ------------     ------------  ------------
Net sales                                                         $ 14,904      $ 12,298         $ 25,487      $ 20,865

Costs and expenses:
  Cost of goods sold                                                 8,173         6,779           13,895        11,626
  Selling, general and administrative expenses                       4,577         3,579            8,296         6,550
                                                               ------------  ------------     ------------  ------------
                                                                    12,750        10,358           22,191        18,176
                                                               ------------  ------------     ------------  ------------
Income before non-operating items                                    2,154         1,940            3,296         2,689
Non-operating items:
  Interest expense                                                      43            40               56            85
  Other expense                                                         97            80              146            74
                                                               ------------  ------------     ------------  ------------
                                                                       140           120              202           159
                                                               ------------  ------------     ------------  ------------
Income before income taxes                                           2,014         1,820            3,094         2,530
Income tax expense                                                     700           745            1,130         1,062
                                                               ------------  ------------     ------------  ------------
Net income                                                           1,314         1,075            1,964         1,468


Other comprehensive expense -
  Foreign currency translation                                         (81)          (73)             (96)         (130)
                                                               ------------  ------------     ------------  ------------
Comprehensive income                                              $  1,233      $  1,002         $  1,868      $  1,338
                                                               ============  ============     ============  ============

Basic earnings per share                                          $   0.37      $   0.32         $   0.56      $   0.44
                                                               ============  ============     ============  ============

Diluted earnings per share                                        $   0.34      $   0.29         $   0.52      $   0.40
                                                               ============  ============     ============  ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                  3,541         3,368            3,508         3,334
Weighted average number of dilutive stock options
  outstanding                                                          307           354              302           311
                                                               ------------  ------------     ------------  ------------
Denominator used for diluted per share computations                  3,848         3,722            3,810         3,645
                                                               ============  ============     ============  ============

Dividends declared per share                                          0.03          0.02             0.05          0.02
                                                               ============  ============     ============  ============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                                  Six Months Ended
                                                                                      June 30
                                                                            -----------------------------
                                                                                 2005           2004
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                   $    1,964     $    1,468
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                                                  259            229
        Amortization                                                                   21             10
        Deferred income taxes                                                           -             20
        Loss on disposal/sale of assets                                                43             42
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (3,708)        (4,702)
          Inventories                                                              (2,888)          (204)
          Prepaid expenses and other current assets                                   (61)          (109)
          Other assets                                                                  -             28
          Accounts payable                                                          1,488            423
          Other accrued liabilities                                                   (51)         1,421
                                                                            -------------- --------------
          Total adjustments                                                        (4,897)        (2,842)
                                                                            -------------- --------------
        Net cash used by operating activities                                      (2,933)        (1,374)
                                                                            -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                                         (453)          (190)
  Proceeds from sale of property, plant, and equipment                                166             31
  Purchase of patents and trademarks                                                  (85)           (14)
                                                                            -------------- --------------
        Net cash used by investing activities                                        (372)          (173)
                                                                            -------------- --------------

Financing Activities:
  Net short-term borrowings                                                         3,594            450
  Payments of long-term debt                                                                        (225)
  Proceeds from issuance of common stock                                              788            625
  Distribution to stockholders                                                       (146)
  Purchase of 146,000 shares of common stock in 2005 and
    46,830 shares of common stock in 2004 for treasury                             (2,203)          (235)
                                                                            -------------- --------------
        Net cash provided by financing activities                                   2,033            616
                                                                            -------------- --------------

Effect of exchange rate changes                                                       (14)            93
                                                                            -------------- --------------
Net change in cash and cash equivalents                                            (1,286)          (838)

Cash and cash equivalents at beginning of period                                    1,888          1,250
                                                                            -------------- --------------
Cash and cash equivalents at end of period                                     $      602     $      412
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


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                 Three Months Ended             Six Months Ended
                                             -------------------------    ---------------------------
                                               June 30       June 30         June 30        June 30
                                                 2005          2004            2005           2004
                                             -----------   -----------    ------------   ------------
Components of net periodic benefit cost:
Interest cost                                  $ 53,365      $ 49,727       $ 102,115      $  99,453
Service cost                                      8,750         8,750          17,500         17,500
Expected return on plan assets                  (69,045)      (64,281)       (130,045)      (128,563)
Amortization of prior service costs               2,138         2,194           4,388          4,388
Amortization of actuarial gain                   17,102        12,399          33,102         24,797
-----------------------------------------------------------------------------------------------------
                                               $ 12,310      $  8,789       $  27,060      $  17,575
=====================================================================================================


Note 4 -- Accounting for Stock-Based Compensation

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

The following table illustrates the proforma effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the periods ended:

                                      (7)

                                                       Three Months Ended               Six Months Ended
                                                            June 30                         June 30
                                                 ------------------------------  -----------------------------
                                                      2005            2004            2005           2004
                                                 --------------  --------------  -------------- --------------
Net income, as reported                            $ 1,314,000     $ 1,074,551     $ 1,964,000    $ 1,467,618

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related income tax effects      119,297          18,521         148,974         38,826
-------------------------------------------------------------------------------  -----------------------------
Pro forma net income                               $ 1,194,703     $ 1,056,030     $ 1,815,026    $ 1,428,792
===============================================================================  =============================

Basic-as reported                                  $      0.37     $      0.32     $      0.56    $      0.44
Basic-pro forma                                    $      0.34     $      0.31     $      0.52    $      0.43

Diluted-as reported                                $      0.34     $      0.29     $      0.52    $      0.40
Diluted-pro forma                                  $      0.31     $      0.28     $      0.48    $      0.39


Note 5 -- Capital Structure

During the first six months of 2005, the Company issued 292,562 shares of common stock with proceeds of $788,164 upon the exercise of outstanding stock options. The Company also repurchased 146,000 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $2,203,104.


Note 6 -- Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc.. Sales of Clauss products for three and six months ended June 30, 2004 were $196,000. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the accompanying Statement of Operations for the three and six months ended June 30, 2005 is the operations of the acquired business. Sales for Clauss products for the three and six months ended June 30, 2005 were $990,000 and $1,750,000, respectively. In accordance with Regulation S-X, proforma information for the six months ended June 30, 2004 is not provided because of the immateriality of the transaction.

                                      (8)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2.  - Results of Operations

Forward-Looking Information
The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.


Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school business. Consolidated net sales for the quarter ended June 30, 2005 were $14,904,000 compared with $12,298,000 for the same period in 2004, a 21% increase. Net sales for the first six months of 2005 were $25,487,000 compared with $20,865,000 for the same period in 2004, a 22% increase. Excluding the favorable effect of currency gains in Canada and Europe, the net sales increase represented 20%. The sales increase was mainly driven by a 25% increase in U.S. sales and Hong Kong direct import sales due to market share gains, new product launches and the Clauss business acquired on May 28, 2004. Combined Europe and Canada sales were up 7% in local currency.


Gross Profit

Gross profit for the second quarter of 2005 was $6,731,000 (45.2% of net sales) compared to $5,519,000 (44.9% of net sales) for the second quarter of 2004. Gross profit for the first six months of 2005 was $11,592,000 (45.5% of net sales compared to $9,239,000 (44.3% of net sales) in the same period of 2004. The increased percentage of new products with higher gross margins coupled with positive impacts from product rationalization efforts and sales of a more profitable product mix in Europe were the main reasons for the improved gross margins. Offsetting factors to the improved margins were increased raw material costs and a higher volume of airfreight costs due to orders of some items in excess of those anticipated.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the second quarter of 2005 were $4,577,000 (31% of net sales) compared with $3,579,000 (29% of net sales) for the same period of 2004, an increase of $998,000. SG&A expenses were 33% of net sales for the first six months of 2004 versus 31% in the comparable period of 2004. The majority of the increase relates to higher sales commission and freight costs associated with increased sales, investment in new products and the addition of sales, marketing, logistics and quality control personnel.

                                      (9)

Interest Expense

Interest expense for the second quarter of 2005 was $43,000, compared with $40,000 for the same quarter of 2004. Interest expense for the first six months of 2005 was $56,000, compared with $85,000 for the same period of 2004, a $29,000 decrease. This decrease is mainly attributable to the decline in bank debt (the amount outstanding under the Company's revolving credit facility).


Other Expense, Net

Net other expense was $97,000 in the second quarter of 2005 compared to net other expense of $80,000 in the second quarter of 2004. Net other expense was $146,000 for the first six months of 2005 as compared to $74,000 for the same period of 2004. The change from 2004 is primarily due to higher foreign exchange transaction losses in 2005.


Income Before Income Taxes

Income before income taxes was $2,014,000 in the second quarter of 2005 compared with $1,820,000 in the second quarter of 2004, an increase of $194,000. Income before income taxes was $3,094,000 for the first six months of 2005 compared with $2,530,000 in the first six months of 2004, an improvement of $564,000. Pretax income for North America and Asia increased by $234,000. The European operations had a net loss of $60,000 in the first six months of 2005 compared to a net loss of $390,000 in the same period of 2004. The results of the European operations are improving due to higher sales, product rationalization efforts and a more profitable product mix. The higher sales are primarily due to increases in the sales force and increased advertising.


Income Taxes

The effective tax rate in the first six months of 2005 was 37% compared to 42% in 2004. The lower effective tax rate is principally due to lower losses in Europe for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries.


Net Income

Net income for the second quarter of 2005 was $1,314,000, or 34 cents per share (diluted), compared to a net income of $1,075,000, or 29 cents per share (diluted), for the same period of 2004. Net income for the first six months of 2005 was $1,964,000, or 52 cents per share (diluted), compared to a net income of $1,468,000, or 40 cents per share (diluted), for the same period of 2004.

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                       June 30, 2005   December 31, 2004
                                       ----------------------------------
Working capital                         $ 11,888,952        $ 11,548,693
Current ratio                                   1.89                2.38
Long term debt to equity ratio                  0.4%                0.4%

During the first six months of 2005, total debt increased by $3,588,000 compared to total debt at December 31, 2004 principally as a result of the buildup of inventory in anticipation of the Company's stronger sales in the second and third quarters and the repurchase of company stock.

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several terms of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50% from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of June 30, 2005, $4,967,500 was outstanding and $5,032,500 was available for borrowing under this agreement. The Company anticipates that all debt currently outstanding under this loan agreement will be paid off in 2005. However, the Company may draw down additional funds under this loan agreement in the future.

Cash expected to be generated from operating activities, which together with funds available under its existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant, and equipment.


Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123
(R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. Acme will adopt the statement on January 1, 2006 as required. The impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted SFAS 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation accounting policy note included in Note 4 to the consolidated financial statements.

                                      (11)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for Acme's fiscal year 2006. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in our annual Report on Form 10-K for the year ended December 31, 2004.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2005, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) On July 23, 2003, the Company announced a stock repurchase program of up to 150,000 shares. In April, 2005, all shares available under this program had been repurchased. On March 30, 2005, the Company announced a further stock repurchase program of up to 150,000 shares. The new program does not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended June 30, 2005:


                                                          Total Number of
                                                         shares Purchased          Maximum Number
                                                        as Part of Publicly      of Shares that can
               Total Number of       Average Price           Announced              be Purchased
Period        Shares Purchased      Paid per Share            Program            Under the Program
--------------------------------------------------------------------------------------------------
April                   64,700               14.00                  64,700

May                      8,500               15.65                   8,500

June                    12,800               16.40                  12,800
--------------------------------------------------------------------------------------------------
                        86,000               14.52                  86,000                  71,670


Item 3 -- Defaults Upon Senior Securities

     None


Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of shareholders was held on April 25, 2005.

     A. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                                 Votes for       Votes against
                                                 ---------       -------------
      George R. Dunbar                           3,436,337           89,739
      Richmond Y. Holden, Jr.                    3,439,139           86,673
      Walter C. Johnsen                          3,308,337          217,485
      Wayne R. Moore                             3,436,583           89,239
      Susan H. Murphy                            3,438,749           87,073
      Brian Olschan                              3,309,337          216,485
      Gary D. Penisten                           3,438,683           87,139
      Stevenson E. Ward                          3,438,149           87,673

                                      (14)

     B. The 2005 Non-Employee Director Stock Option Plan was approved with 2,003,297 votes for the proposal, 172,578 votes against and 2,797 votes abstaining.

     C. The Amendment to the Employee Stock Option Plan was approved with 1,996,196 votes for the proposal, 179,864 votes against and 2,612 votes abstaining.





Item 5 -- Other Information

     None


Item 6 -- Exhibits

     Documents filed as part of this report.

     Exhibit 10.6 Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty

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

Dated:  July 28, 2005



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  July 28, 2005

                                      (16)