Form 10-Q
period 2005-09-30
ACME UNITED CORP
filed 2005-11-14
CIK 2098

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

                For the quarterly period ended September 30, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number 001-07698

                             ACME UNITED CORPORATION
             (Exact name of registrant as specified in its charter)
                               ------------------

CONNECTICUT                                               06-0236700
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

60 ROUND HILL ROAD, FAIRFIELD, CONNECTICUT                06824
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (203) 254-6060

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Registrant had 3,482,833 shares outstanding as of October 28, 2005 of its $2.50 par value Common Stock.

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

   Part II -- OTHER INFORMATION
        Item 1. Legal Proceedings........................................... 14
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 14
        Item 3. Defaults Upon Senior Securities............................. 14
        Item 4. Submission of Matters to a Vote of Security Holders......... 14
        Item 5. Other Information........................................... 14
        Item 6. Exhibits and Reports on Form 8-K............................ 15
        Signatures.......................................................... 16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all amounts in thousands)
                                                      September 30  December 31
                                                          2005          2004
                                                      (unaudited)
                                                      ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $    518      $  1,888
  Accounts receivable, less allowance                     11,491         8,885
  Inventories:
     Finished goods                                       10,770         7,739
     Work in process                                         156            92
     Raw materials and supplies                              773           558
                                                      ------------  ------------
                                                          11,699         8,389
  Prepaid expenses and other current assets                  595           485
  Deferred income taxes                                      412           279
                                                      ------------  ------------
          Total current assets                            24,715        19,926
                                                      ------------  ------------
Property, plant and equipment:
  Land                                                       153           251
  Buildings                                                3,051         2,796
  Machinery and equipment                                  6,305         6,102
                                                      ------------  ------------
                                                           9,509         9,149
  Less accumulated depreciation                            6,750         6,853
                                                      ------------  ------------
                                                           2,759         2,296
Other assets                                                 758           656
Goodwill                                                      89            89
                                                      ------------  ------------
            Total assets                                $ 28,321      $ 22,967
                                                      ===========   ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (all amounts in thousands)
                                                      September 30  December 31
                                                          2005          2004
                                                      (unaudited)
                                                      ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                      $   1,918     $   2,316
  Other accrued liabilities                                 5,285         4,682
                                                      ------------  ------------
      Total current liabilities                             7,203         6,999
  Deferred income taxes                                       131           131
  Long-term debt                                            6,587         1,434
  Other                                                       420           420
                                                      ------------  ------------
        Total liabilities                                  14,341         8,983

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 4,150,324 shares in 2005
    and 3,849,512 in 2004, including treasury stock        10,376         9,624
  Treasury stock, at cost - 653,991 shares
     in 2005 and 436,091 shares in 2004                    (5,076)       (1,875)
  Additional paid-in capital                                2,593         2,231
  Retained earnings                                         6,890         5,034
  Accumulated other comprehensive loss:
    Translation adjustment                                   (179)         (351)
    Derivative financial instruments                          (26)          (81)
    Minimum pension liability                                (598)         (598)
                                                      ------------  ------------
                                                             (803)       (1,030)
                                                      ------------  ------------
      Total stockholders' equity                           13,980        13,984
                                                      ------------  ------------
        Total liabilities and stockholders' equity       $ 28,321      $ 22,967
                                                      ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30                 September 30
                                                              --------------------------   --------------------------
                                                                  2005          2004           2005          2004
                                                              ------------  ------------   ------------  ------------
Net sales                                                        $ 13,400      $ 11,595       $ 38,887      $ 32,460

Costs and expenses:
  Cost of goods sold                                                7,234         6,142         21,129        17,769
  Selling, general and administrative expenses                      4,159         3,739         12,455        10,288
  Provision for loss on property demolition                         1,500             -          1,500             -
                                                              ------------  ------------   ------------  ------------
                                                                   12,893         9,881         35,084        28,057
                                                              ------------  ------------   ------------  ------------

Income before non-operating items                                     507         1,714          3,803         4,403
Non-operating items:
  Interest expense                                                     83            46            139           131
  Other expense                                                        86            52            232           126
                                                              ------------  ------------   ------------  ------------
                                                                      169            98            371           257
                                                              ------------  ------------   ------------  ------------
Income before income taxes                                            338         1,616          3,432         4,146
Income tax expense                                                    138           599          1,268         1,662
                                                              ------------  ------------   ------------  ------------
Net income                                                            200         1,017          2,164         2,484


Other comprehensive expense -
  Foreign currency translation                                        269           241            173           110
  Change in fair value of derivative financial instrument              (2)          (46)            55           (46)
                                                              ------------  ------------   ------------  ------------

Comprehensive income                                             $    467      $  1,212       $  2,392      $  2,548
                                                              ============  ============   ============  ============

Basic earnings per share                                         $   0.06      $   0.30       $   0.62      $   0.74
                                                              ============  ============   ============  ============

Diluted earnings per share                                       $   0.05      $   0.26       $   0.57      $   0.66
                                                              ============  ============   ============  ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,542         3,400          3,517         3,352
Weighted average number of dilutive stock options
  outstanding                                                         298           442            296           387
                                                              ------------  ------------   ------------  ------------
Denominator used for diluted per share computations                 3,840         3,842          3,813         3,739
                                                              ============  ============   ============  ============

Dividends declared per share                                     $   0.03      $   0.02       $   0.05      $   0.02
                                                              ============  ============   ============  ============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                                  Nine Months Ended
                                                                                     September 30
                                                                            -----------------------------
                                                                                 2005           2004
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                      $ 2,164        $ 2,484
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
        Depreciation                                                                  400            352
        Amortization                                                                   32             21
        Deferred income taxes                                                        (133)            20
        Loss on disposal/sale of assets                                                61             34
        Tax benefit on stock option exercise                                          300              -
        Changes in operating assets and liabilities:
          Accounts receivable                                                      (2,421)        (4,042)
          Inventories                                                              (3,448)            93
          Prepaid expenses and other current assets                                  (118)             6
          Other assets                                                                  -             39
          Accounts payable                                                           (381)           152
          Other accrued liabilities                                                   688          2,754
                                                                            -------------- --------------
          Total adjustments                                                        (5,020)          (571)
                                                                            -------------- --------------
        Net cash (used) provided by operating activities                           (2,856)         1,913
                                                                            -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                                       (1,165)          (330)
  Purchase of patents and trademarks                                                 (134)          (286)
  Proceeds from sale of property, plant, and equipment                                165             52
                                                                            -------------- --------------
        Net cash used by investing activities                                      (1,134)          (564)
                                                                            -------------- --------------

Financing Activities:
  Net long-term borrowings (payments)                                               5,160         (1,451)
  Distribution to stockholders                                                       (263)           (71)
  Purchase of 217,900 shares of common stock in 2005 and
    46,830 shares of common stock in 2004 for treasury                             (3,201)          (235)
  Proceeds from exercise of stock options                                             813            663
                                                                            -------------- --------------
        Net cash provided (used) by financing activities                            2,509         (1,094)
                                                                            -------------- --------------

Effect of exchange rate changes                                                       111            (24)
                                                                            -------------- --------------
Net change in cash and cash equivalents                                            (1,370)           231

Cash and cash equivalents at beginning of period                                    1,888          1,250
                                                                            -------------- --------------
Cash and cash equivalents at end of period                                        $   518        $ 1,481
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


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                 Three Months Ended             Nine Months Ended
                                             ---------------------------   ---------------------------
                                             September 30   September 30   September 30   September 30
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
Components of net periodic benefit cost:
Interest cost                                  $ 51,057       $ 49,727       $ 153,172      $ 149,180
Service cost                                      8,750          8,750       $  26,250      $  26,250
Expected return on plan assets                  (65,022)       (64,281)      $(195,067)     $(192,844)
Amortization of prior service costs               2,194          2,194       $   6,582      $   6,582
Amortization of actuarial gain                   16,551         12,399       $  49,653      $  37,196
------------------------------------------------------------------------------------------------------
                                               $ 13,530       $  8,789       $  40,590      $  26,364
======================================================================================================


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

The following table illustrates the proforma effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation for the periods ended:

                                      (7)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30                  September 30
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
Net income, as reported                        $  200,101     $1,017,289     $2,164,000     $2,484,404

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related income tax effects                         64,174         17,655        213,148         56,149
------------------------------------------------------------------------   ---------------------------
Pro forma net income                           $  135,927     $  999,634     $1,950,852     $2,428,255
========================================================================   ===========================

Basic-as reported                              $     0.06     $     0.30     $     0.62     $     0.74
Basic-pro forma                                $     0.04     $     0.29     $     0.55     $     0.72

Diluted-as reported                            $     0.05     $     0.26     $     0.57     $     0.66
Diluted-pro forma                              $     0.04     $     0.26     $     0.51     $     0.65


Note 5 -- Long Term Debt and Capital Structure

The Company's revolving loan agreement provides for borrowing up to $10 million with a maturity of the agreement in June 2007. At September 30, 2005 and December 31, 2004, the Company had borrowings of $6,533,500 and $1,208,000, respectively. Based on the scheduled maturity date, the Company has classified the borrowings at September 30, 2005 as long-term. The borrowings at December 31, 2004 have been reclassified to conform to the current year classification.

During the first nine months of 2005, the Company issued 300,812 shares of common stock with proceeds of $813,639 upon the exercise of outstanding stock options. The Company also repurchased 217,900 shares of common stock for treasury. The shares were purchased at fair market value, with a total cost to the Company of $3,201,859.


Note 6 -- Business Combination

On May 28, 2004, the Company purchased Clauss Cutlery, a division of Alco Industries, Inc.. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Included in the accompanying Statement of Operations for the three and nine months ended September 30, 2005 is the operations of the acquired business. Sales for Clauss products for the three and nine months ended September 30, 2005 were $707,000 and $2,457,000, respectively. Sales of Clauss products for three and nine months ended September 30, 2004 were $682,000 and $878,000, respectively. Sales figures for 2004 are from the date of acquisition. In accordance with Regulation S-X, proforma information for the nine months ended September 30, 2004 is not provided because of the immateriality of the transaction.


Note 7 -- Non-Recurring Charge

The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the property as a manufacturing facility in 1996 and the property has a zero carrying value. In October 1998, the Company leased the property to a commercial tenant for a term of 24 years. The lease had provided for the payment of one dollar ($1.00), per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. The lease also had granted the tenant an option to purchase the property for one dollar. Since then the tenant has leased several of the buildings to subtenants primarily for use as commercial warehouses.

In July 2005, one of the buildings at the property sustained serious roof damage. As a result of an inspection of the property by local authorities, the Company received notice that it must either repair certain portions of the damaged building and two others or demolish them because of unsafe conditions. As a result of discussions between the Company and the tenant regarding the required actions, the Company and the tenant agreed to terminate the lease; the Company also decided to pursue a plan to demolish all unoccupied structures on the property.

                                      (8)

Pursuant to a Termination of Lease Agreement entered into by the Company and the tenant on September 16, 2005, the parties terminated this lease, effective September 1, 2005. The Company paid $400,000 and secured all rights to the subtenant rental agreements. The lease termination cost has been capitalized and will be amortized over the term of the rental agreements.

Several subtenants continue to occupy portions of the property and are paying rent presently totaling approximately $190,000 per year to the Company. In addition, the principal subtenant will pay a portion of the taxes and insurance expenses related to the property it leases.

In the quarter ended September 30, 2005, the Company accrued a charge of approximately $1.5 million related to the estimated cost to demolish the structures and remove certain environmentally hazardous material included in the buildings to be demolished. After the demolition is complete, the Company will explore the options to sell the property.

The Company has received preliminary information on the fair value of the property after the demolition plan has been completed and estimates that the fair value of the land, approximately six acres, is minimal. The estimated costs are based on a third party contractor's estimate. Adjustments to the cost will be recorded when better estimates or actual costs are known.

                                      (9)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. -- Results of Operations

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


Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school business. Consolidated net sales for the quarter ended September 30, 2005 were $13,400,000 compared with $11,595,000 for the same period in 2004, a 16% increase. Net sales for the first nine months of 2005 were $38,887,000 compared with $32,460,000 for the same period in 2004, a 20% increase. Excluding the favorable effect of currency gains in Canada and Europe, the net sales increase for the nine month period represented 18%. The sales increase was mainly driven by a 21% increase in U.S. sales and Hong Kong direct import sales due to market share gains and new product launches. Combined Europe and Canada sales were up 9% in local currency.


Gross Profit

Gross profit for the third quarter of 2005 was $6,166,000 (46.0% of net sales) compared to $5,453,000 (47.0% of net sales) for the third quarter of 2004. The lower gross margin as a percentage of net sales in the third quarter was due to increased raw material costs and a higher volume of airfreight costs as a result of demand of some items in excess of that originally anticipated. Gross profit for the first nine months of 2005 was $17,758,000 (45.7% of net sales) compared to $14,691,000 (45.3% of net sales) in the same period of 2004. The increased percentage of new products with higher gross margins and sales of a more profitable product mix in Europe were the main reasons for improved gross margins. Offsetting factors to the improved margins were increased raw material costs and a higher volume of airfreight costs.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the third quarter of 2005 were $4,159,000 (31% of net sales) compared with $3,739,000 (32% of net sales) for the same period of 2004, an increase of $420,000. SG&A expenses were 32% of net sales for the first nine months of 2005 and 32% in the comparable period of 2004. The majority of the increase in SG&A expenses relate to higher sales commission and freight costs associated with increased sales, investment in new products and the addition of sales, marketing, logistics and quality control personnel.

                                      (10)

Interest Expense

Interest expense for the third quarter of 2005 was $83,000, compared with $46,000 for the same quarter of 2004. Interest expense for the first nine months of 2005 was $139,000, compared with $131,000 for the same period of 2004. The increase in interest expense was primarily the result of higher borrowings on the Company's bank revolving credit agreement.


Other Expense, Net

Net other expense was $86,000 in the third quarter of 2005 compared to net other expense of $52,000 in the third quarter of 2004. Net other expense was $232,000 for the first nine months of 2005 as compared to $126,000 for the same period of 2004. The change from 2004 is primarily due to higher foreign exchange transaction losses in 2005.


Non-Recurring Charge

During the third quarter 2005, the Company recorded a non-recurring charge of approximately $1,500,000 related to the required demolition of former manufacturing buildings.

The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the property as a manufacturing facility in 1996 and the property has a zero carrying value. In October 1998, the Company leased the property to a commercial tenant for a term of 24 years. The lease had provided for the payment of one dollar ($1.00), per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. The lease also had granted the tenant an option to purchase the property for one dollar. Since then the tenant has leased several of the buildings to subtenants primarily for use as commercial warehouses.

In July 2005, one of the buildings on the property sustained roof damage. As a result of an inspection of the damaged building by local authorities, the Company received notice that the Company must either repair certain portions of the damaged building and two others or demolish them because of unsafe conditions. As a result of discussions with the tenant regarding the required actions, the Company mutually agreed to terminate the lease; the Company also decided to demolish all unoccupied structures on the property.


Income Before Income Taxes

Income before income taxes was $338,000 in the third quarter of 2005 compared with $1,616,000 in the third quarter of 2004. Income before income taxes was $3,432,000 for the first nine months of 2005 compared with $4,146,000 in the first nine months of 2004. Pretax income for North America and Asia decreased by $1,055,000 for the first nine months of 2005 because of the loss on the Bridgeport property. The European operations had a net loss of $131,000 in the first nine months of 2005 compared to a net loss of $472,000 in the same period of 2004. The results of the European operations are improving due to higher sales and a more profitable product mix. The higher sales are primarily due to increases in the sales force and increases in advertising.


Income Taxes

The effective tax rate in the first nine months of 2005 was 37% compared to 40% in 2004. The lower effective tax rate is principally due to lower losses in Europe for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries.


Net Income

Net income for the third quarter of 2005 was $200,000, or 5 cents per share (diluted), compared to a net income of $1,017,000, or 26 cents per share (diluted), for the same period of 2004. Net income for the first nine months of 2005 was $2,164,000, or 57 cents per share (diluted), compared to a net income of $2,484,000, or 66 cents per share (diluted), for the same period of 2004.

                                      (11)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                         September 30, 2005   December 31, 2004
                                         ------------------   -----------------
Working capital                                $ 17,512,157        $ 12,927,322
Current ratio                                          3.43                2.85
Long term debt to equity ratio                        47.1%               10.3%

During the first nine months of 2005, total debt increased by $5,153,000 compared to total debt at December 31, 2004, principally as a result of $3,201,000 of repurchases of Company stock and the buildup of inventory in anticipation of future business.

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several terms of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50% from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of September 30, 2005, $6,533,500 was outstanding and $3,466,500 was available for borrowing under this agreement.

Cash expected to be generated from operating activities, which together with funds available under its existing loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant and equipment.

The demolition costs of $1,500,000 related to the former manufacturing site will be paid with funds borrowed under the Company's existing revolving credit facility.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123
(R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual period beginning after June 15, 2005. Acme will adopt the statement on January 1, 2006 as required. The impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted SFAS 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and net income per share in the stock-based compensation accounting policy note included in Note 4 to the condensed consolidated financial statements.

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


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of September 30, 2005, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) On July 23, 2003, the Company announced a stock repurchase program of up to 150,000 shares. In April, 2005, all shares available under this program had been repurchased. On March 30, 2005, the Company announced a further stock repurchase program of up to 150,000 shares. The new program does not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended September 30, 2005:


                                                          Total Number of
                                                         shares Purchased          Maximum Number
                                                        as Part of Publicly      of Shares that can
               Total Number of       Average Price           Announced              be Purchased
Period        Shares Purchased      Paid per Share            Program            Under the Program
--------------------------------------------------------------------------------------------------
July                         -                   -                       -

August                  14,000               16.35                  14,000

September               57,900               13.30                  57,900
                     -----------------------------------------------------------------------------
                        71,900               13.89                  71,900                  -


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

Dated:  November 14, 2005



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  November 14, 2005

                                      (16)