Form 10-K
period 2005-12-31
ACME UNITED CORP
filed 2006-03-16
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2005

          OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 01-07698
                             ACME UNITED CORPORATION
              Exact name of registrant as specified in its charter

             Connecticut                                         06-0236700
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

          60 Round Hill Road
        Fairfield, Connecticut                                     06824
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (203) 254-6060

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes |X| No |_|

                                      (1)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $52,239,371. Registrant had 3,484,833 shares outstanding as of March 7, 2006 of its $2.50 par value Common Stock.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 24, 2006 is incorporated into the Company's 2005 10-K, Part III.

                                      (2)

                                                                           Page
                                                                           ----
Part I

    Item 1.  Business                                                        4

    Item 1A. Risk Factors                                                    5

    Item 1B. Unresolved Staff Comments                                       6

    Item 2.  Properties                                                      6

    Item 3.  Legal Proceedings                                               6

    Item 4.  Submission of Matter to a Vote of Security Holders              7

Part II

    Item 5.  Market for the Company's Common Equity, Related
             Stockholder Matters and Issuer Purchases of Equity Securities   8

    Item 6.  Selected Financial Data                                         8

    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk     14

    Item 8.  Financial Statements and Supplementary Data                    16

    Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            37

    Item 9A. Controls and Procedures                                        37

    Item 9B. Other Information                                              37

Part III

    Item 10. Directors and Executive Officers of the Company                37

    Item 11. Executive Compensation                                         38

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     38

    Item 13. Related Party Transactions                                     39

    Item 14. Principal Accountant Fees and Services                         39

Part IV

    Item 15. Exhibits and Financial Statement Schedules                     40

             Schedule II - Valuation and Qualifying Accounts                42

             Signatures                                                     43

                                      (3)

PART I
Item 1.  Business

General
-------
Acme United Corporation (together with its subsidiaries the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. Acme United is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office and industrial markets. The Company's operations are in the United States, Canada, Europe (sited in Germany) and Asia (sited in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, manufacturing, marketing, sales, administrative and distribution activities. The operation in Asia is involved in sourcing, quality control and sales activities. Net sales in 2005 were the following: United States - $37.5 million, Canada - $6.8 million, Europe - $4.0 million and Hong Kong - $1.6 million.

The Company has grouped it operations into three reportable segments based on the Company's geographical organization and structure, (1) United States; (2) Canada and (3) Europe. The Company sells cutting devices, measuring instruments and safety products for school, office, home and industrial use in the United States, Canada and Europe. The company competes with many companies in each market and geographic area. The major competitor in the cutting category is Fiskars Corporation. The major competitor in the measuring category is Helix International Ltd. The major competitor in the safety category is Johnson and Johnson. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

Our business strategy includes the following key elements:

o a commitment to technological innovation achieved through consumer insight, creativity and speed to market;
o a broad selection of products in both brand and private label;
o prompt response and same-day shipping;
o superior customer service; and
o value pricing.

Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, hobby knives and blades, utility knives and medical cutting instruments. Products introduced in 2004 and 2005 included proprietary titanium bonded scissors and trimmers, a new line of Clauss hot forged scissors, and electric and manual pencil sharpeners. Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2005 included a new line of Westcott tearing rulers and professional grade aluminum rulers. Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. Products introduced in 2005 included new Physicians Care(TM) branded over-the-counter medications.

Independent manufacturer representatives and direct sales are primarily used to sell the Company's line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists and mass market retailers. The Company had three customers with sales of 10% or more of total sales in 2005. Net sales to the Company's three major customers represented approximately 41% of total net sales in 2005, 43% in 2004 and 46% in 2003.

Traditionally, the Company's sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.

On May 28, 2004, the Company purchased the scissor and cutting business of Clauss Cutlery, a division of Alco Industries, Inc. The purchase price was the aggregate value of inventory, trademarks and brand names totaling $446,754. Sales of Clauss products for seven months in 2004 were $1.7 million and sales for the year ended December 31, 2005 were $3.3 million. Clauss Cutlery was founded in 1877 in Fremont, Ohio and at one time was the largest manufacturer of scissors in the world. Clauss products have a strong presence in the industrial and floral markets. Its scissors and cutting tools are distributed by most major industrial distributors and are sold to the auto, textile, food processing, and electronic industries. The Clauss business has been integrated into the Company's existing operations.

                                      (4)

Other
-----
Environmental Rules and Regulations - The Company believes that it is in compliance with applicable environmental laws. As discussed in Note 19 of the Notes to the Consolidated Financial Statement, the Company has accrued a $1.5 million charge related to the requirement by the City of Bridgeport, CT that the Company demolish its former manufacturing facility. Included in the loss accrual are estimates for removal of asbestos, lead and two abandoned oil tanks. This is the only environmental liability recorded by the Company. The Company believes that there are no other environmental matters that could have a significant financial impact. The Company believes no major financial impact is expected to result from current and future compliance with environmental rules and regulations.

Employment - As of year-end 2005, the Company employed 116 people, all of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.


Item 1A.  Risk Factors

The Company is subject to a number of significant risks that might cause the Company's actual results to vary materially from its forecasts, targets or projections, including:
----------------------------------------------------------------------------
o achieving planned revenue and profit growth in each of the Company's business segments;
o changes in customer requirements and in the volume of sales to principal customers;
o the timing of orders and shipments;
o emergence of new competitors or consolidation of existing competitors;
o industry demand fluctuations.

Our expectations for both short- and long-term future net revenues are based on our own estimates of future demand. Orders from our principal customers are ultimately based on demand from end-users and such prospective end-user demand can be difficult to measure. Low end-user demand, would negatively affect orders we receive from distributors and other principal customers and this would mean that our revenues in any fiscal period could be adversely impacted. If our estimates of sales are not accurate and we experience unforeseen variability in our revenues and operating results, we may be unable to adjust our expense levels accordingly and our profit margins will be adversely affected.

A number of our products are sold through distributors and large retailers. No assurances can be given that any or all such distributors or retailers will continue their relationship with us. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and our inability to reduce expenses to compensate for the loss of revenues could adversely affect our net revenues and profit margins.

Loss of a Major Customer could result in a decrease in our future sales and earnings.
---------------------------------------------------------------------------
Sales to our top three customers have accounted for approximately 41%, 43%, and 46% of total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of our future sales and earnings.

Reliance on foreign suppliers could negatively impact our business.
-------------------------------------------------------------------
We purchase the majority of our products from foreign manufacturing partners and, as a result, our business is exposed to increased risks due to:

o Increases in transportation costs;
o New or increased import duties;
o Transportation delays;
o Work stoppages;
o Exchange rate fluctuations that could increase the cost of foreign manufactured goods.

                                      (5)

The loss of key management could affect our ability to run our business.
------------------------------------------------------------------------
Our success depends to a large extent on the continued service of our executive management team, operating officers and other key personnel. The Company must therefore continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support it projected growth.

Our inability to meet our staffing requirements in the future could negatively impact our results of operations.


Failure to protect our proprietary rights, or the costs of protecting these rights could negatively impact our business.
---------------------------------------------------------------------------
The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and processes. The Company obtained certain domestic and foreign patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company's products will be issued, in which case the Company may not be able to legally prevent others from producing compatible competing products. If other companies were to sell compatible products, the Company's results of operations could be adversely affected. Furthermore, there can be no assurance that the Company's efforts to protect its intellectual property will be successful. Any infringement of the Company's intellectual property or legal defense of such action could have a material adverse effect on the Company.

The Company may need to raise additional capital to fund its operations.
------------------------------------------------------------------------
The Company's management currently believes, under current conditions, that the Company's current cash and cash equivalents, cash generated by operations, together with the borrowing availability under the Revolving Loan agreement, will be sufficient to fund planned operations for the next twelve months. However, if we are unable to generate sufficient cash from operations, we may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

We may not be able to maintain or to raise prices in response to inflation and increasing costs.
------------------------------------------------------------------------------
Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items. The inability to pass these costs through to our customers could have a negative impact on our results of operations.


Item 1B. Unresolved Staff Comments

The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2005.

Item 2.  Properties

Acme United Corporation is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company owns and leases, manufacturing and warehousing facilities in the United States totaling 130,000 square feet and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada. Distribution for Europe is presently being conducted at a 35,000 square foot owned facility in Solingen, Germany. The Company also leases 2,100 square feet of office space in Hong Kong and 1,500 square feet in Guangzhou, China.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Item 3.  Legal Proceedings

The Company is involved from time to time in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations, or liquidity from these matters.

                                      (6)

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2005.

                                      (7)

PART II
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                                                     Dividends
  Year Ended December 31, 2005           High            Low         Declared
  --------------------------------- -------------- -------------- --------------
  Fourth Quarter                        $16.15         $13.01         $ .03
  --------------------------------- -------------- -------------- --------------
  Third Quarter                          20.90          12.75           .03
  --------------------------------- -------------- -------------- --------------
  Second Quarter                         21.00          13.30           .03
  --------------------------------- -------------- -------------- --------------
  First Quarter                          19.75          12.27           .02
  --------------------------------- -------------- -------------- --------------

  --------------------------------- -------------- -------------- --------------
  Year Ended December 31, 2004
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
  --------------------------------- -------------- -------------- --------------

As of March 7, 2006 there were approximately 2,300 holders of record of the Company's Common Stock.

Issuer Purchases of Equity Securities

On October 4, 2005, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The following table discloses the shares repurchased under the program for the quarter ended December 31, 2005:

                                                   Total Number of shares        Maximum Number of
                                                    Purchased as Part of      Shares that may yet be
           Total Number of      Average Price        Publicly Announced         Purchased Under the
Period     Shares Purchased     Paid per Share             Program                    Program
----------------------------------------------------------------------------------------------------
2005            25,000              $14.49                 25,000                     125,000

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                                           2005         2004         2003         2002         2001
-------------------------------------------------------------------------------------------------------------------
N
-------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 49,947     $ 43,381     $ 34,975     $ 30,884     $ 33,082
-------------------------------------------------------------------------------------------------------------------
Net income                                             $  2,937     $  3,238     $  1,222     $    660     $  1,280
-------------------------------------------------------------------------------------------------------------------
Total assets                                           $ 28,194     $ 22,967     $ 19,743     $ 17,614     $ 20,173
-------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                   $  5,577     $  1,434     $  2,752     $  2,032     $  2,875
-------------------------------------------------------------------------------------------------------------------
Net income
   Per share (Basic)                                   $   0.84     $   0.96     $   0.37     $   0.19     $   0.37
   Per share (Diluted)                                 $   0.78     $   0.85     $   0.34     $   0.19     $   0.36
Dividends per share                                    $   0.11     $   0.06     $      -     $      -     $      -

                                      (8)

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

Estimates. Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, and accruals for income taxes. Accruals for customer rebates are based on executed contracts and anticipated sales levels, which are monitored monthly. Management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of inventories and the collectability of accounts receivable. Accruals for income taxes or benefits often require interpretations of complex tax rules and regulations, which may be subsequently challenged. Although the Company's management has used available information to make judgments on the appropriate estimates to record for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required.

Revenue Recognition. The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership generally transfers from the Company to its customer upon shipment of the Company's products. When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Intangible Assets. Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2005 is 14 years. The Company reviews the value recorded for intangibles to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires the Company to make estimates about the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets. During 2005, the Company's net book value of intangible assets increased from $559,646 to $769,852.

Accounting for Stock-Based Compensation. At December 31, 2005, the Company has one stock-based employee compensation plan. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant.

                                      (9)

Results of Operations 2005 Compared with 2004

Net Sales
---------
Net sales increased $6,565,726 or 15% (14% in constant currency) in 2005 to $49,946,374 compared to $43,380,648 in 2004. U.S. and Hong Kong sales increased by $5,319,117 or 16%. Hong Kong sales were to global customers, primarily direct imports to U.S. customers. Sales increased in Canada by $852,313 or 14% and 6% in local currency. European sales increased by $394,296 or 11% both in US dollars and local currency.

The 16% sales increase in the United States was mainly due to the success of new products and a full year effect of the Clauss Cutlery business acquired in June of 2004. Clauss sales approximated $3,300,000 in 2005 and $1,700,000 for seven months in 2004. The major driver in new product sales was the expansion of the Company's patented titanium bonded scissors. The ability for the Company to expand its customer base with titanium products attributed to sales growth. The expansion into titanium sewing scissors also contributed to the growth. Other new product sales included hot forged sewing scissors, Critters scissors, Kids scissors, Craft scissors and the launch of several innovative rulers.

The 6% sales increase in local currency in Canada was mainly the result of additional placement in one of the major superstores and a new major retailer.

The 11% sales increase in Europe was due to the additional placement of manicure scissors into a major retailer in Germany and new sales of paper trimmers into a multinational superstore across Europe.

Gross Profit
------------
Gross profit was 45% of net sales in both 2005 and 2004. Excluding the unfavorable impact of an unusually high amount of airfreight expense to meet new product and new customer requirements, the comparison would have been 47% in 2005 versus 46% in 2004. The increased percentage of new products with higher gross margins and sales of a more profitable product mix in Europe were partially offset by an unfavorable product mix, higher raw material costs and price pressure in the U.S. business.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses were $15,512,488 in 2005 compared with $14,162,082 in 2004, an increase of $1,350,406. SG&A expenses were 31% of net sales in 2005 compared to 33% in 2004. Higher sales commission and freight costs associated with higher sales amounted to $682,000. Other major contributors to the increase in SG&A expenses were market research, new product development, an expansion of the sourcing and quality control office in Hong Kong and the addition of sales and marketing personnel in North America and Europe.

Non -Recurring Charge
---------------------
The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the Bridgeport property as a manufacturing facility in September 1996 and operations were consolidated into Acme's North Carolina facility. For approximately the next two years, the Company continued to pay property taxes, insurance, maintenance and other operating costs which totaled approximately $107,000 annually and the Company leased a small part of the property for $32,000 resulting in a net cost of $75,000 annually. In October 1998, the Company leased the entire property to an unrelated commercial real estate company for a term of 24 years. The lease had provided for the payment of one dollar ($1.00) per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. At the time, Acme considered the cost savings from leasing the property, for which Acme had no specific use, an appropriate basis for the arrangement.

The Company had written off the book value of the property by the end of 1998.

Since October 1998, the tenant leased portions of buildings to subtenants, primarily for use as commercial warehouses. Approximately 30% of the total square footage is subject to subleases. The remainder has been empty since 1996.

On July 28, 2005, the Building Department of Bridgeport informed Acme United that pursuant to a call from the Bridgeport Fire Department, an inspection of the premises was made on July 21, 2005. The roof of a portion of a building had collapsed that day. The Company received notice that it must either repair certain portions of the damaged building and two others or demolish them because of unsafe conditions. The Company was ordered to begin the necessary work to make the buildings safe within 30 days from receipt of the letter.

                                      (10)

The lessee filed an insurance claim on August 24, 2005. The insurance company investigated the facts and circumstances surrounding the claim and determined that the roof had collapsed due to wear, tear, deterioration, wet rot, dry rot and lack of maintenance of the premises. They stated in a letter dated October 18, 2005 that the causes of the loss were not insured perils under the tenant's policy and denied coverage.

On July 29, 2005, the Company notified the tenant of the action by the building inspector and that under the terms of the lease the tenant had the entire responsibility for compliance with the order. The lessee subsequently refused to assume responsibility for the repair or demolition. Acme considered legal action under the terms of the lease to force the lessee to pay for the repair or demolition. However, the Company believed that the city would require action over a time period shorter than the time required to file a lawsuit and to bring the action to a conclusion.

As a result of discussions between the Company and the tenant regarding the required repair or demolition, the Company and the tenant agreed to terminate the lease. Pursuant to a Termination of Lease agreement entered into by the Company and the tenant on September 16, 2005, the parties terminated this lease, effective September 1, 2005. As part of the lease termination, the Company paid $400,000 to the tenant in exchange for rights to the rental income from the leases with current sub-tenants.

The Company also decided to demolish all unoccupied structures on the property. The unoccupied structures are abandoned manufacturing buildings that had been constructed over one hundred years ago.

Several subtenants continue to occupy portions of the property and are paying rent presently totaling approximately $190,000 per year to the Company. In addition, the principal subtenant pays a portion of the taxes and insurance expenses related to the property it leases.

In the quarter ended September 30, 2005, the Company accrued a charge of approximately $1.5 million related to the estimated cost to demolish the structures and remove certain environmentally hazardous material included in the buildings to be demolished. After the demolition is complete, the Company will explore options to sell the property.

The estimated costs are based on a third party contractor's estimate. Adjustments to the cost will be recorded when better estimates or actual costs are known.


Operating Income
----------------
Operating income was $5,342,201 in 2005 compared with $5,490,448 in 2004, a decrease of $148,247. The decrease is due to the $1,500,000 charge on the Bridgeport property. Operating income for the United States excluding the $1,500,000 charge increased by approximately $973,000 or 18%. Operating income increased in Canada by $21,000 or 5%. The European operating loss decreased by $505,000 or 76%. The results of the European operations are improving due to higher sales and a more profitable product mix. The higher sales are primarily due to increases in the sales force and increases in advertising.

Interest Expense, Net
---------------------
Interest expense for 2005 was $234,868 compared with $157,335 for 2004, a $77,533 increase. The increase in interest expense was primarily the result of higher borrowings on the Company's bank revolving credit agreement.

Other (Expense) Income, Net
---------------------------
Net other expense was $341,267 in 2005 compared to net other income of $7,203 in 2004. The change from 2004 is primarily due to higher foreign exchange transaction losses in 2005.

Income Tax
----------
The effective tax rate in 2005 was 38% compared to 39% in 2004. The lower effective tax rate is principally due to lower losses in Europe for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries.

                                      (11)

Results of Operations 2004 Compared with 2003

Net Sales
---------
Net sales increased $8,405,988 or 24% in 2004 to $43,380,648 compared to $34,974,660 in 2003. Excluding the favorable effect of currency gains in Canada and Europe net sales increased 22%. The sales increase was mainly driven by a 27% growth in the U.S. due to the success of new products, market share gains and the newly acquired Clauss Cutlery business. Clauss contributed approximately $1,700,000 to 2004 net sales. Combined sales in Europe and Canada increased by 14% (5% in constant currency). The new business in Hong Kong generated $1,230,000 in 2004. These were primarily shipments to global customers.

Gross Profit
------------
Gross profit was 45% of net sales in 2004 compared to 38% of net sales in 2003. The increased percentage of new products coupled with positive impacts from product rationalization efforts in Europe were the main reasons for the improved gross margins. The Company also improved productivity due to higher volumes and cost cutting measures.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses were $14,162,082 in 2004 compared with $10,646,395 in 2003, an increase of $3,515,687. SG&A expenses were 33% of net sales in 2004 compared to 30% in 2003. Direct selling related expenses increased by $516,000. Other major contributors to the increase in SG&A expenses were market research, new product development, the new sourcing and quality control office in Hong Kong and the addition of sales and marketing personnel in North America and Europe.

Operating Income
----------------
Operating income was $5,490,448 in 2004 compared with $2,486,364 in 2003, an increase of $3,004,084. Operating income for the United States increased by approximately $2.4 million. Canada's operating income was $463,000 in 2004 compared to $249,000 in 2003. The European operating loss was $664,000 in 2004 compared to an operating loss of $859,000 in 2003.

Interest Expense, Net
---------------------
Interest expense for 2004 was $157,335 compared with $235,265 for 2003, a $77,930 decrease. This is attributable to the decline in average debt.

Other (Expense) Income, Net
---------------------------
Net other income was $7,203 in 2004 compared to net other income of $91,172 in 2003. The change primarily relates to foreign currency transaction losses of $110,519 the Company incurred in 2004, as opposed to a foreign currency gain of $105,984 in 2003. The 2003 results were partially offset by the settlement of a $175,000 lawsuit in Germany in March of 2003.

The effective tax rate in 2004 was 39% compared to 48% in 2003. The improvement is principally due to the lower losses in Europe, for which the benefit cannot be utilized to offset taxable earnings in North America.

Contractual Obligations
-----------------------
The following table summarizes the amounts of payments due during the periods specified under the Company's contractual obligations as of December 31, 2005:

                                                                             Payments Due by Period
(dollars in thousands)                                             ------------------------------------------
Contractual                                                        Less than     2--3       4--5    More than
  Obligations                                                        1 Year     Years      Years     5 Years
-------------                                                      ---------  ---------  ---------  ---------
Long-Term Debt Obligations........................................    $   10     $5,561     $   16          -

Operating Lease Obligations.......................................       493        659        550          -
                                                                   ---------  ---------  ---------  ---------
Total.............................................................    $  503     $6,220     $  566          -
                                                                   =========  =========  =========  =========

                                      (12)

Off-Balance Sheet Transactions
------------------------------
The Company did not engage in any off-balance sheet transactions during 2005.

Liquidity and Capital Resources
-------------------------------
The Company's working capital, current ratio and long-term debt to equity ratio follow:
                                                          2005          2004
--------------------------------------------------------------------------------
Working Capital                                       $16,325,098   $12,927,438
Current Ratio                                                3.17          2.85
Long-Term Debt to Equity Ratio                              39.7%         10.3%

The increase in working capital in 2005 is attributable to a 49% increase in inventory. Inventory turnover decreased from 2.9 in 2004 to 2.6 in 2005, calculated using a twelve month average inventory balance. The inventory buildup was mainly in response to anticipated product demand and increased customer specific inventory. Additionally, given the lengthy lead times associated with product availability and our customer's requirements for complete and on-time deliveries, the Company's management decided to increase inventory levels. Also, the Company increased safety stock during supply chain system upgrades in 2005. The majority of the increase is attributed to the operations in the United States.

The average number of days sales outstanding in accounts receivable was 59 days in 2005 and 61 days in 2004.

Total debt in 2005 increased by $4,153,446 compared to total debt at December 31, 2004, principally as a result of $3,564,165 of repurchases of Company stock and the buildup of inventory.


During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50 percent from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of December 31, 2005, $5,544,500 was outstanding and $4,455,500 was available for borrowing under this agreement. Prior year outstanding balances under this loan agreement have been reclassified to long-term debt to conform to current year classification.

Due to the provisions of the revolving loan agreement, the Company, among other things, is restricted with respect to additional borrowings, investments, mergers and property and equipment purchases. Further, the Company is required to maintain specific amounts of tangible net worth, and a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined by the agreement. The Company was in compliance with all covenants as of and through December 31, 2005 and believes these financial covenants will continue to be met for the remainder of the term of the debt.

Capital expenditures during 2005 were $1,430,530, which were, in part, financed with debt. Included in capital expenditures in 2005 was $455,000 associated with the capitalization of the lease termination and associated costs (Refer to Note 19 Non-Recurring Charge for additional information). Capital expenditures in 2006 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities together with funds available under the revolving loan agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the next twelve months.

The funding of the demolition and asbestos removal costs of $1,500,000 are expected to be incurred in the first half of 2006. The costs will be paid with funds borrowed under the Company's existing revolving credit facility and will not have a material impact on the Company's liquidity.

                                      (13)

Recently Issued Accounting Standards
------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123 (R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Acme will adopt the provisions of the statement effective January 1, 2006 as required. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted Statement 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in
Note 2 to the consolidated financial statements.

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

Item 7A. Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follow:

(dollars in thousands)
                             2006      2007      2008      2009      2010     Thereafter    Total    Fair Value
-----------------------------------------------------------------------------------------------------------------
Long-term Debt (including current portion):
Amount at fixed rate          $10        $8        $8        $8        $8          $0         $42           $42
Average interest rate        6.5%      6.5%      6.5%      6.5%      6.5%        0.0%        6.5%
Amount at variable rate        $0    $5,545        $0        $0        $0          $0      $5,545        $5,545
Average interest rate        0.0%      5.9%      0.0%      0.0%      0.0%        0.0%        0.0%

Interest Rate Risk:
-------------------
The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements.

Foreign Currency Risk:
----------------------
The Company's currency exposures vary, but are concentrated in the Canadian dollar, British pound, and Euro. Purchases of inventory by the Hong Kong office are in U.S. dollars.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically 90 days to a year. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying the transaction. The Company's Canadian subsidiary had entered into a forward foreign exchange contract to reduce the risk of inventory purchases in a currency other than its functional currency, the Canadian dollar. The Company hedged the risk of foreign currency fluctuations for approximately $1.5 million of inventory purchases in 2005 by the Canadian subsidiary. The foreign exchange contract expired at December 31, 2005. Adjustments to the fair value were reported as a component of accumulated other comprehensive loss in the statement of changes in stockholders' equity.

The Company does not enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

                                      (14)

Inflation
---------
Inflation had a negligible effect on the Company's operations during 2005 and 2004. The Company estimates that any inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

                                      (15)

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           For the years ended December 31,
                                                                    -----------------------------------------------
                                                                           2005            2004            2003
                                                                    -----------------------------------------------
Net sales                                                             $ 49,946,374    $ 43,380,648    $ 34,974,660

Costs and expenses:
  Cost of goods sold                                                    27,591,685      23,728,118      21,841,901
  Selling, general and administrative expenses                          15,512,488      14,162,082      10,646,395
  Provision for loss on property demolition                              1,500,000               -               -
                                                                    -----------------------------------------------
Operating income                                                         5,342,201       5,490,448       2,486,364

Non operating items:
  Interest expense, net                                                    234,868         157,335         235,265
  Other (expense) income, net                                             (341,267)          7,203          91,172
                                                                    -----------------------------------------------
  Income before income taxes                                             4,766,066       5,340,316       2,342,271
  Income tax expense                                                     1,828,756       2,101,911       1,120,440
                                                                    -----------------------------------------------
Net income                                                            $  2,937,310    $  3,238,405    $  1,221,831
                                                                    ===============================================
Earnings per share:
    Basic                                                             $       0.84    $       0.96    $       0.37
    Diluted                                                           $       0.78    $       0.85    $       0.34


See accompanying notes.

                                      (16)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                 December 31,    December 31,
                                                                     2005            2004
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  1,076,489    $  1,888,510
   Accounts receivable, less allowance                              9,391,546       8,884,807
   Inventories                                                     12,530,454       8,389,228
   Deferred income taxes                                              324,919         279,201
   Prepaid expenses and other current assets                          541,991         484,532
                                                              --------------------------------
Total current assets                                               23,865,399      19,926,278

Property, plant and equipment:
   Land                                                               152,363         250,692
   Buildings                                                        2,953,515       2,796,286
   Machinery and equipment                                          6,525,213       6,101,802
                                                              --------------------------------
Total property, plant and equipment                                 9,631,091       9,148,780
Less accumulated depreciation                                       6,845,051       6,853,349
                                                              --------------------------------
Net plant, property and equipment                                   2,786,040       2,295,431
Goodwill                                                               88,828          88,828
Intangible assets, less accumulated amortization                      769,852         559,646
Intangible pension asset                                               87,760          96,536
Deferred income taxes non-current                                     596,087               -
                                                              --------------------------------
Total assets                                                     $ 28,193,966    $ 22,966,719
                                                              ================================

LIABILITIES
Current liabilities:
   Accounts payable                                              $  2,174,051    $  2,316,480
   Other accrued liabilities                                        3,859,100       4,682,360
   Accrual for property demolition                                  1,497,150               -
   Current portion of long-term debt                                   10,000               -
                                                              --------------------------------
Total current liabilities                                           7,540,301       6,998,840
Deferred income taxes                                                 140,774         131,228
Long-term debt                                                      5,577,382       1,433,936
Other                                                                 870,515         420,251
                                                              --------------------------------
Total liabilities                                                  14,128,972       8,984,255

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
  shares; issued - 4,161,824 shares in 2005 and
  3,849,512 shares in 2004, including treasury stock               10,404,560       9,623,780
Treasury stock, at cost,  678,991 shares in 2005 and
  436,091 shares in 2004                                           (5,438,776)     (1,874,611)
Additional paid-in capital                                          2,623,887       2,231,003
Accumulated other comprehensive loss                               (1,071,236)     (1,031,587)
Retained earnings                                                   7,546,559       5,033,879
                                                              --------------------------------
Total stockholders' equity                                         14,064,994      13,982,464
                                                              --------------------------------
Total liabilities and stockholders' equity                       $ 28,193,966    $ 22,966,719
                                                              ================================

See accompanying notes.

                                      (17)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                       Accumulated
                              Outstanding                                Additional       Other
                               Shares of       Common       Treasury       Paid-In    Comprehensive    Retained
                             Common Stock       Stock         Stock        Capital    Income (Loss)    Earnings       Total
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002     3,383,251   $ 9,130,780  $(1,151,709)   $ 2,029,105   $ (2,316,814)   $  788,443   $ 8,479,805
Net income                                                                                             1,221,831     1,221,831
Translation adjustment                                                                     670,941                     670,941
Change in fair value of
   derivative financial
   instruments                                                                              26,974                      26,974
Income taxes relating
   to derivative financial
   instruments                                                                              (9,401)                     (9,401)
Change in
   minimum pension
   liability                                                                               412,912                     412,912
Income taxes relating
   to minimum pension
   liability                                                                              (155,053)                   (155,053)
                                                                                                                   ------------
      Comprehensive income                                                                                           2,168,204
Issuance of common stock              500         1,250                        (531)                                       719
Purchase of treasury stock       (118,200)                  (470,104)                                                 (470,104)
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003     3,265,551   $ 9,132,030  $(1,621,813)   $ 2,028,574   $ (1,370,441)   $2,010,274   $10,178,624
Net income                                                                                             3,238,405     3,238,405
Translation Adjustment                                                                     328,028                     328,028
Change in fair value of
   derivative financial
   instruments                                                                             (82,268)                    (82,268)
Change in
   minimum pension
   liability                                                                               132,463                     132,463
Income taxes relating
   to minimum pension
   liability                                                                               (39,369)                    (39,369)
                                                                                                                   ------------
      Comprehensive income                                                                                           3,577,259
Distribution to shareholders                                                                            (214,800)     (214,800)
Issuance of common stock          196,700       491,750                     202,429                                    694,179
Purchase of treasury stock        (48,830)                  (252,798)                                                 (252,798)
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004     3,413,421   $ 9,623,780  $(1,874,611)   $ 2,231,003   $ (1,031,587)   $5,033,879   $13,982,464
Net Income                                                                                             2,937,310     2,937,310
Translation adjustment                                                                     170,432                     170,432
Change in fair value of
   derivative financial
   instruments                                                                              82,268                      82,268
Change in
   minimum pension
   liability                                                                              (471,532)                   (471,532)
Income taxes relating
   to minimum pension
   liability                                                                               179,183                     179,183
                                                                                                                   ------------
      Comprehensive income                                                                                           2,897,661
Tax benefit from exercise of
   employee stock options                                                   326,713                                    326,713
Distribution to shareholders                                                                            (424,630)     (424,630)
Issuance of common stock          312,312       780,780                      66,171                                    846,951
Purchase of treasury stock       (242,900)                (3,564,165)                                               (3,564,165)
-------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005     3,482,833   $10,404,560  $(5,438,776)   $ 2,623,887   $ (1,071,236)   $7,546,559   $14,064,994

See accompanying notes.

                                      (18)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                For the years ended December 31,
                                                                       ---------------------------------------------------
                                                                               2005             2004             2003
                                                                       ---------------------------------------------------
Operating activities:
Net income                                                                 $ 2,937,310      $ 3,238,405      $ 1,221,831
Adjustments to reconcile net income to net
  cash (used) provided by operating activities
    Depreciation                                                               610,509          492,361          433,645
    Amortization                                                                42,263           29,986           24,406
    Deferred income taxes                                                     (462,621)         (56,958)         540,600
    Loss (gain) on disposal of property, plant and equipment                    64,254           59,156         (174,528)
    Tax benefit on stock options                                               326,713                -                -
    Changes in operating assets and liabilities
      Accounts receivable                                                     (297,236)      (1,974,964)        (342,197)
      Inventories                                                           (4,248,853)         (64,949)      (1,017,075)
      Prepaid expenses and other current assets                                (71,910)        (213,326)         286,147
      Accounts payable                                                        (107,819)         540,792          311,798
      Other accrued liabilities                                                768,779        2,218,454          468,000
                                                                       ---------------------------------------------------
Total adjustments                                                           (3,375,921)       1,030,552          530,796
                                                                       ---------------------------------------------------
Net cash (used) provided by operating activities                              (438,611)       4,268,957        1,752,627
                                                                       ---------------------------------------------------
Investing activities:
Purchase of property, plant and equipment                                   (1,430,530)        (443,330)        (424,537)
Purchase of patents and trademarks                                            (252,468)        (336,673)        (115,615)
Proceeds from sale of property, plant and equipment                            160,045           51,583          250,196
                                                                       ---------------------------------------------------
Net cash used by investing activities                                       (1,522,953)        (728,420)        (289,956)
                                                                       ---------------------------------------------------
Financing activities:
Net borrowings (repayments) of long-term debt                                4,159,274       (3,467,595)        (197,251)
Distributions to shareholders                                                 (380,978)        (143,007)               -
Purchase of treasury stock                                                  (3,564,165)        (252,798)        (470,247)
Issuance of common stock                                                       846,951          694,179              862
                                                                       ---------------------------------------------------
Net cash provided (used) by financing activities                             1,061,082       (3,169,221)        (666,636)
Effect of exchange rate changes                                                 88,461          126,553           (3,064)
                                                                       ---------------------------------------------------
Net change in cash and cash equivalents                                       (812,021)         497,869          792,971
Cash and cash equivalents at beginning of year                               1,888,510        1,390,641          597,670
                                                                       ---------------------------------------------------
Cash and cash equivalents at end of year                                   $ 1,076,489      $ 1,888,510      $ 1,390,641
                                                                       ===================================================
Supplemental cash flow information
          Cash paid for income taxes                                       $ 1,716,028      $ 1,390,967      $   850,600
          Cash paid for interest                                           $   234,523      $   157,335      $   235,265

See accompanying notes.

                                      (19)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations

The operations of Acme United Corporation (the "Company") consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States, Canada and Germany. Principal products across all segments are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers.

2.  Accounting Policies

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive and significant accounting estimates relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable and accruals for income taxes. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operations. Foreign currency transaction gains (losses), which are included in other (expense) income, net, were ($397,535) in 2005, ($110,519) in 2004, and $105,984 in 2003.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $136,050 in 2005 and $210,914 in 2004.

Inventories - Inventories are stated at the lower of cost, determined by the first in, first out method, or market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years.

Asset Impairments - The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, at least annually, or when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2005 is 14 years.

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets (FAS 142) and as such no longer amortizes goodwill but rather tests it annually for impairment. There was no impairment of goodwill at December 31, 2005 and December 31, 2004.

                                      (20)

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using enacted tax rates in effect in years in which the differences are expected to reverse.

Accounting for Stock-Based Compensation - At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in
Note 11. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and continues to measure costs for its employee stock compensation plans by using the accounting methods prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, which allows that no compensation cost be recognized unless the exercise price of the options granted is less than the fair market value of the Company's stock at date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value method under SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

                                                     2005           2004           2003
============================================================================================
Net income, as reported                          $ 2,937,310    $ 3,238,405    $ 1,221,831
Deduct: total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                (272,904)       (76,929)       (84,985)
--------------------------------------------------------------------------------------------
Pro forma net income                             $ 2,664,406    $ 3,161,476    $ 1,136,846
============================================================================================

Basic-as reported                                $      0.84    $      0.96    $      0.37
Basic-pro forma                                  $      0.76    $      0.94    $      0.34

Diluted-as reported                              $      0.78    $      0.85    $      0.34
Diluted-pro forma                                $      0.70    $      0.83    $      0.32

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. Ownership generally transfers from the Company to its customer upon shipment of the Company's products. When right of return exists, the Company recognizes revenue in accordance with SFAS 48, Revenue Recognition When Right of Return Exists.

Research and Development - Research and development costs ($244,904 in 2005, $456,905 in 2004 and $347,130 in 2003) are expensed as incurred.

Shipping Costs - Shipping costs ($2,310,596 in 2005, $1,684,448 in 2004 and $1,439,615 in 2003) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs ($1,252,366 in 2005, $1,109,217 in 2004 and $669,065 in 2003) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. Net sales to the Company's three major customers represented approximately 41% in 2005, 43% in 2004 and 46% in 2003.

                                      (21)

Derivatives - The Company accounts for derivative financial instruments consistent with the requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, Statements 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. The Company recognizes all derivative financial instruments, such as interest rate swap contracts, forward foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income (loss) as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.

Recently Issued Accounting Standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123 (R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. Acme will adopt the provisions of the statement effective January 1, 2006 as required. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Acme adopted Statement 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in the stock-based compensation accounting policy note included in Note 2 to the consolidated financial statements.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Inventories

Inventories consist of:                          2005           2004
------------------------------------------------------------------------
Finished goods                              $ 11,691,337   $  7,739,109
Work in process                                  116,377         91,697
Materials and supplies                           722,740        558,422
------------------------------------------------------------------------
                                            $ 12,530,454   $  8,389,228
========================================================================

Inventories are stated net of valuation allowances for obsolescence of $453,369 in 2005 and $620,538 in 2004.

4.  Intangible Assets

Intangible assets consist of:                    2005           2004
------------------------------------------------------------------------
Deferred financing costs                     $  70,577      $  70,577
Patents                                        457,086        283,866
Trademarks                                     361,886        282,637
------------------------------------------------------------------------
                                               889,549        637,080
Accumulated amortization                       119,697         77,434
------------------------------------------------------------------------
                                             $ 769,852      $ 559,646
========================================================================

                                      (22)

Amortization expense for deferred financing costs for the years ended December 31, 2005, 2004 and 2003 was $12,658, $13,615 and $21,262, respectively.
Amortization expense for patents and trademarks for the years ended December 31, 2005, 2004 and 2003 was $29,605, $16,371 and $3,144, respectively. The estimated aggregate amortization expense for each of the next five succeeding years is as follows: 2006 -$31,887; 2007 - $31,887; 2008 - $31,887; 2009 - $31,887 and 2010
- $31,887.

5.  Other Accrued Liabilities

Other accrued liabilities consist of:            2005             2004
--------------------------------------------------------------------------
Vendor rebates                               $ 2,657,403      $ 2,517,666
Accrual for demolition cost                    1,497,150                -
Other                                          2,072,212        2,584,945
--------------------------------------------------------------------------
                                             $ 6,226,765      $ 5,102,611
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

The plan asset weighted average allocation at December 31, 2005, by asset category, is as follows:

Asset Category                               2005             2004
-------------------------------------------------------------------------
Equity                                        67%              71%
Fixed Income                                  30%              25%
Other                                          3%               4%
-------------------------------------------------------------------------
Total                                        100%             100%
=========================================================================

The Company's investment policy is to minimize risk by balancing investments between equity and fixed income, utilizing a weighted average approach of 65% equity securities, 30% fixed income funds, and 5% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

At December 31, 2005 and 2004, equity securities include 10,000 and 30,000 shares of the Company's Common Stock having a market value of $139,600 and $471,000 at those dates, respectively.

                                      (23)

Other disclosures related to the pension plan follow:

                                                                        2005             2004
                                                             ---------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                         5.50%            5.75%
Changes in benefit obligation:
Benefit obligation at beginning of year                         $ (3,481,433)    $ (3,527,592)
Interest cost                                                       (204,229)        (206,327)
Service cost                                                         (35,000)         (35,000)
Actuarial loss                                                      (326,375)        (173,813)
Benefits and plan expenses paid                                      430,681          461,299
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 (3,616,356)      (3,481,433)
----------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                     3,452,495        3,418,066
Actual return on plan assets                                          48,727          495,728
Benefits and plan expenses paid                                     (430,681)        (461,299)
----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           3,070,541        3,452,495
----------------------------------------------------------------------------------------------
Funded status                                                       (545,815)         (28,938)
Unrecognized actuarial loss                                        1,435,732          964,199
Unrecognized prior service costs                                      87,760           96,536
Minimum pension liability, including intangible
   pension asset of $87,760 in 2005 and $96,536 in 2004           (1,523,492)      (1,060,735)
----------------------------------------------------------------------------------------------
Accrued benefit costs                                           $   (545,815)    $    (28,938)
==============================================================================================

Accrued benefits costs are included in other accrued liabilities (non-current).

                                                                       2005             2004            2003
==============================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                        5.75%            6.00%           6.50%
  Expected return on plan assets                                       8.00%            8.00%           8.00%
--------------------------------------------------------------------------------------------------------------
Components of net benefit expense:
Interest cost                                                      $ 204,229        $ 206,327       $ 221,265
Service cost                                                          35,000           35,000          35,000
Expected return on plan assets                                      (260,089)        (257,424)       (246,124)
Amortization of prior service costs                                    8,776            8,776           8,776
Amortization of actuarial gain                                        66,204           67,972          80,687
--------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                          $  54,120        $  60,651       $  99,604
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

The following table discloses the change in other comprehensive income:

                                                                       2005             2004            2003
                                                             -------------------------------------------------
(Increase) decrease in minimum liability included in other
 comprehensive income, excluding income tax effect                $ (471,532)       $ 132,463       $ 412,912

                                      (24)

The following benefits, which reflect expected future service, as appropriate, are expected to be paid:

2006                                                       $   387,691
2007                                                           376,100
2008                                                           380,736
2009                                                           371,046
2010                                                           352,276
Years 2011 - 2015                                            1,495,168

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee. For the years ended December 31, 2005, 2004 and 2003, contributions amounted to a 50% match up to the first 6% of employee contributions. Total contribution expense under this plan approximated $60,000, $63,000 and $61,000 for 2005, 2004 and 2003, respectively.

7.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:
                                       2005            2004          2003
-----------------------------------------------------------------------------
Current:
    Federal                        $ 1,817,861     $ 1,714,456   $   513,057
    State                              236,019         211,927        66,783
    Foreign                            237,497         232,486             -
-----------------------------------------------------------------------------
                                     2,291,377       2,158,869       579,840
-----------------------------------------------------------------------------
Deferred:
    Federal                           (393,334)        (70,436)      557,886
    State                              (69,287)          4,397         2,813
    Foreign                                              9,081       (20,099)
-----------------------------------------------------------------------------
                                      (462,621)        (56,958)      540,600
-----------------------------------------------------------------------------
                                   $ 1,828,756     $ 2,101,911   $ 1,120,440
=============================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income (loss) before income taxes follows:

                                       2005            2004          2003
-----------------------------------------------------------------------------
United States                      $ 4,288,531     $ 4,927,741   $ 3,142,489
Foreign                                477,535         412,575      (800,218)
-----------------------------------------------------------------------------
                                   $ 4,766,066     $ 5,340,316   $ 2,342,271
=============================================================================

                                      (25)

The following schedule reconciles the amounts of income taxes computed at the United States statutory rate to the actual amounts reported in operations.

                                       2005            2004          2003
-------------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate               $ 1,620,462     $ 1,815,707   $   796,372
State and local
  taxes, net of
  federal income
  tax effect                           155,773         147,373        80,199
Permanent items                         65,935         (31,907)      (25,710)
Foreign tax rate difference            (92,908)
Non-recognition
  of foreign tax loss
  carryforwards                         79,494         170,738       269,579
-------------------------------------------------------------------------------
  Provision for income taxes       $ 1,828,756     $ 2,101,911   $ 1,120,440
===============================================================================

Income taxes paid, net of refunds received, were $1,716,028 in 2005, $1,390,967 in 2004 and $850,600 in 2003.

                                                         2005           2004
--------------------------------------------------------------------------------
Deferred income tax liabilities:
Plant, property and equipment                        $   140,774    $   156,227
--------------------------------------------------------------------------------
                                                         140,774        156,227
Deferred income tax assets:
Asset valuations                                         255,131        195,048
Operating loss carryforwards and credits               1,482,907      1,418,433
Pension                                                  168,424         24,999
Other                                                    429,945          1,627
--------------------------------------------------------------------------------
                                                       2,336,407      1,640,107
--------------------------------------------------------------------------------
Net deferred income tax asset
  before valuation allowance                           2,195,633      1,483,880
Valuation allowance                                   (1,415,401)    (1,335,907)
--------------------------------------------------------------------------------
Net deferred income tax asset                        $   780,232    $   147,973
================================================================================

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $2,300,000 and $2,189,000 are considered permanently reinvested as of December 31, 2005 and 2004, respectively, and the amount of deferred income taxes thereon cannot be readily determined.

                                      (26)

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB Opinion No. 23, Accounting for Income Taxes - Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. Under the provisions of the AJCA, the Company repatriated approximately $500,000 of qualifying dividends in the fourth quarter of 2005, which resulted in additional income tax expense of approximately $28,000 for the year.

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

At December 31, 2005, the Company has tax operating loss carry forwards aggregating $4,718,004, all of which are applicable to Germany, and can be carried forward indefinitely.

8. Debt

Long term debt consists of:
                                                       2005          2004
-----------------------------------------------------------------------------
Notes payable:
  North American arrangements                      $ 5,544,500   $ 1,207,500
  Other                                                 42,882       226,436
-----------------------------------------------------------------------------
                                                     5,587,382     1,433,936
Less current portion                                    10,000             -
-----------------------------------------------------------------------------
                                                   $ 5,577,382   $ 1,433,936
=============================================================================

During September 2004, the Company renewed its revolving loan agreement, which originally allowed for borrowings up to a maximum of $10,000,000 based on a borrowing base formula, which applied specific percentages to balances of accounts receivable and inventory. The renewal modified several characteristics of the original agreement, the most significant of which are reducing the interest rate to LIBOR plus 1.50% from LIBOR plus 1.75%, eliminating the borrowing base formula, allowing the Company to borrow up to $10,000,000, regardless of its inventory and receivable levels, and extending the maturity of the loan to June 30, 2007. As of December 31, 2005, $5,544,500 was outstanding and $4,455,500 was available for borrowing under this agreement. Amounts outstanding under the Agreement bear interest at the LIBOR rate plus 1.50% (5.89% at December 31, 2005). Prior year outstanding balances under this loan agreement have been reclassified to long-term debt to conform to current year classification.

The Company, among other things, is restricted with respect to additional borrowings, investments, mergers, and property and equipment acquisitions. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio, all as defined in the revolving loan agreement. The Company was in compliance with these financial covenants at December 31, 2005.

Maturities of long-term debt for the next five years follow: 2006 - $10,000; 2007- $5,553,000; 2008 - $8,000; 2009 - $8,000; and 2010 - $8,000.

Interest paid was $234,523 in 2005, $157,335 in 2004 and $235,265 in 2003.

                                      (27)

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $332,644 in 2005, $309,107 in 2004 and $252,294 in 2003. Minimum annual rental commitments under non-cancelable leases with initial or remaining terms of one year or more as of December 31, 2005 to their expiration follow: 2006 - $492,435; 2007 - $363,207; 2008 - $295,305; 2009 - $290,000 and 2010 - $260,000.

The Company is involved from time to time in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on financial position, results of operations, or liquidity from these matters.

10. Segment Information

Prior to 2005, the Company reported only one business segment. In 2005, the Company reassessed its business segments for reporting purposes and is reporting financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include (1) United States; (2) Canada and
(3) Europe. The financial results of the Company's Asian operating segment have been aggregated with the results of the United States to form one reportable segment. The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues less cost of goods sold and operating expenses. Identifiable assets by segment are those assets used in the respective reportable segment's operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Net sales to the Company's top three customers amounted to approximately 18%, 12% and 11%, of total net sales in 2005, 18%, 14% and 11% in 2004, and 20%, 15%
and 11% in 2003. Sales to no other customer exceeded 10% of consolidated net sales.

                                      (28)

Financial data by segment:
(000's omitted)

              2005
              ----                           United States      Canada      Europe    Elimination   Consolidated
Sales to unaffiliated customers                   $ 39,060     $ 6,837     $ 4,049                    $ 49,946
InterCompany sales                                      75           5       1,115     $ (1,195)             -
                                            --------------------------------------------------------------------
Net sales                                           39,135       6,842       5,164       (1,195)        49,946

Operating income                                     5,010         484        (159)           7          5,342
Assets                                              21,734       5,490       2,754       (1,784)        28,194
Additions to property, plant and equipment           1,299          80          52            0          1,431
Depreciation and amortization                          511          51          91            -            653

              2004
              ----
Sales to unaffiliated customers                   $ 33,741     $ 5,986     $ 3,654     $              $ 43,381
InterCompany sales                                      84           3         656         (743)             -
                                            --------------------------------------------------------------------
Net sales                                           33,825       5,989       4,310         (743)        43,381

Operating income                                     5,537         463        (664)         154          5,490
Assets                                              16,401       5,413       2,835       (1,682)        22,967
Additions to property, plant and equipment             291          57          95            -            443
Depreciation and amortization                          366          44         112            -            522

                        2003

Sales to unaffiliated customers                   $ 26,482     $ 5,611     $ 2,882     $              $ 34,975
InterCompany sales                                     155           6         901       (1,062)             -
                                            --------------------------------------------------------------------
Net sales                                           26,637       5,617       3,783       (1,062)        34,975

Operating income                                     3,179         249        (859)         (83)         2,486
Assets                                              13,613       4,498       3,013       (1,381)        19,743
Additions to property, plant and equipment             398          10          17            -            425
Depreciation and amortization                          302          45         111            -            458

11.  Stock Option Plans

The Company has two stock option plans: the 2002 Employee Stock Option Plan, as amended (the "Employee's Plan") and the 2005 Non-Salaried Director Stock Option Plan (the "Director Plan").

With respect to the Employee's Plan, in connection with the April 2005 Annual Meeting of Shareholders, the shareholders approved an increase to the maximum number of shares reserved and authorized for issuance to 300,000 shares of Acme United Common Stock. The Employee's Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the Fair Market Value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee's Plan. As of December 31, 2005, the number of shares available for grant under the Employee's Plan was 108,688.

                                      (29)

The Director Plan, approved by shareholders at the Annual Meeting of Shareholders on April 25, 2005, provides for the issuance of up to 50,000 nonqualified stock options of the Company's Common Stock to non-salaried directors. Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the "Initial Option"). Each elected Director not receiving an initial grant will receive a 2,500 share option (the "Annual Option"). The Initial Option vests 25% on the date of grant and 25% in each of the next three years. The Annual Option becomes exercisable one day after the date of grant. The exercise price of all options granted shall equal the Fair Market Value of the Common Stock on the date the option is granted and shall expire ten (10) years from the date of grant. As of December 31, 2005, the number of shares available for grant under the Director Plan was 42,500.

A summary of changes in options issued under the Company's stock option plans follows:

                                                        2005          2004          2003
-----------------------------------------------------------------------------------------
Options outstanding at the beginning of the year     673,200       867,150       766,850
Options granted                                      111,500         6,500       102,500
Options forfeited                                       (938)       (3,750)       (1,700)
Options exercised                                   (312,312)     (196,700)         (500)
-----------------------------------------------------------------------------------------
Options outstanding at the end of the year           471,450       673,200       867,150
=========================================================================================
Options exercisable at the end of the year           368,700       622,263       747,940
=========================================================================================
Common stock available for future grants
  at the end of the year                             151,188        60,500        64,500
=========================================================================================
Weighted average price of options:
 Granted                                            $  15.64      $   5.50      $   3.89
 Forfeited                                              4.00          4.33          2.67
 Exercised                                              2.71          3.53          2.53
 Outstanding                                            6.56          3.27          3.31
 Exercisable                                            4.62          3.19          3.26

A summary of options outstanding at December 31, 2005 follows:

                                                             Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------     ----------------------------
                                                                  Weighted-
                                                                   Average                                             Weighted-
                                                                  Remaining      Weighted-                              Average
                                                     Number      Contractual      Average                  Number      Exercise
Range of Exercise Prices                          Outstanding    Life (Years)  Exercise Price           Exercisable      Price
----------------------------------------------------------------------------------------------     ----------------------------
$1.25 to $2.49                                        46,600          4           $ 2.07                   46,600       $ 2.07
$2.50 to $3.65                                       158,850          6             3.11                  155,225         3.10
$3.66 to $5.00                                        73,750          5             4.08                   62,875         4.10
$5.01 to $7.25                                        80,750          3             5.65                   76,125         5.66
$7.26 to $17.02                                      111,500         10            15.64                   27,875        16.53
----------------------------------------------------------------------------------------------     ----------------------------
                                                     471,450                                              368,700
                                             ================                                      ===============

The weighted average remaining contractual life of outstanding stock options is 5 years.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2005, 2004 and 2003 except as discussed in Note 2.

                                      (30)

The weighted average fair value at the date of grant for options granted during 2005, 2004, and 2003 was $7.42, $2.59, and $1.79 per option, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                       2005             2004          2003
                            -----------------------------------------------
Expected life in years                    5                5             5
Interest rate                         3.84%            3.84%         3.00%
Volatility                            0.546            0.527         0.480
Dividend yield                        0.70%            1.09%            0%

12.  Earnings Per Share

The calculation of earnings per share follows:

                                                           2005          2004           2003
------------------------------------------------------------------------------------------------
Numerator:
   Net income                                          $ 2,937,310   $ 3,238,405    $ 1,221,831
------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                3,509,031     3,364,033      3,317,231
   Effect of dilutive employee stock options               279,913       442,995        240,663
------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share           3,788,944     3,807,028      3,557,894
------------------------------------------------------------------------------------------------
   Basic earnings per share                            $      0.84   $      0.96    $      0.37
------------------------------------------------------------------------------------------------
   Dilutive earnings per share                         $      0.78   $      0.85    $      0.34
------------------------------------------------------------------------------------------------

For 2005 and 2003, 9,500 and 87,000 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive. There were no anti-dilutive stock options for 2004.

                                      (31)

13.    Accumulated Other Comprehensive Loss

The components of the accumulated other comprehensive loss follow:

                                                              Derivative             Minimum
                                          Translation          Financial             Pension
                                          Adjustment          Instruments           Liability           Total
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003              $ (679,544)                            $ (690,897)         $ (1,370,441)
Change in fair value of
   derivative financial
   Instruments                                                $ (82,268)                                 (82,268)
Change in minimum pension liability                                                132,463               132,463
Income taxes relating
   to minimum pension
   liability                                                                       (39,369)              (39,369)
Translation adjustment                      328,028                                                      328,028
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004                (351,516)            (82,268)          (597,803)           (1,031,587)
Change in fair value of
   derivative financial
   Instruments                                                   82,268                                   82,268
Change in minimum pension liability                                               (471,532)             (471,532)
Income taxes relating
   to minimum pension
   liability                                                                       179,183               179,183
Translation adjustment                      170,432                                                      170,432
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005              $ (181,084)          $       -         $ (890,152)         $ (1,071,236)
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

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                      (32)

                                                   2005                           2004
                                        --------------------------     ---------------------------
                                            Carrying       Fair             Carrying        Fair
                                             Amount        Value             Amount        Value
--------------------------------------------------------------------------------------------------
Cash and cash equivalent                     $ 1,076      $ 1,076            $ 1,889      $ 1,889
Accounts receivable                            9,392        9,392              8,885        8,885
Accounts payable                              (2,174)      (2,174)            (2,316)      (2,316)
Long term debt                                (5,587)      (5,587)            (1,434)      (1,434)
Forward foreign exchange contract                  -            -                (82)         (82)

Derivative Financial Instruments

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

In September 2004, the Company entered into a forward foreign currency contract to hedge forecasted 2005 inventory purchases by the Company's Canadian subsidiary in a foreign currency other than the Canadian subsidiary's functional currency, the Canadian dollar. The fair value of the forward foreign currency contract totaled $0 and $82,268 at December 31, 2005 and 2004, respectively, and was reflected as a liability and component of accumulated other comprehensive loss in the accompanying consolidated balance sheet. In 2005, the Company recognized a loss on the forward foreign currency contract of $116,000.

In 2000, the Company entered into an interest-rate swap agreement that effectively converted a portion of its floating-rate debt to a fixed-rate basis through January 19, 2003, the agreement maturity date, thus reducing the impact of interest-rate changes on future income. During 2003, the Company recognized expense of $26,874, related to the net amounts paid and accrued on interest rate swaps, which are included in interest expense in that year's consolidated statements of income.

15.  Quarterly Data (unaudited)

                                          Quarters (000's omitted, except per share data)

2005                                  First        Second        Third         Fourth         Total
----------------------------------------------------------------------------------------------------
Net sales                          $ 10,583      $ 14,904     $ 13,400       $ 11,059      $ 49,946
----------------------------------------------------------------------------------------------------
Cost of goods sold                    5,722         8,173        7,234          6,463        27,592
----------------------------------------------------------------------------------------------------
Net income                              650         1,314          200            773         2,937
----------------------------------------------------------------------------------------------------
Basic earnings per share           $   0.19      $   0.37     $   0.06       $   0.22      $   0.84
Diluted earnings per share         $   0.17      $   0.34     $   0.05       $   0.21      $   0.78

2004                                  First        Second        Third         Fourth         Total
----------------------------------------------------------------------------------------------------
Net sales                          $  8,567      $ 12,298     $ 11,595       $ 10,921      $ 43,381
----------------------------------------------------------------------------------------------------
Cost of goods sold                    4,848         6,779        6,142          5,959        23,728
----------------------------------------------------------------------------------------------------
Net income                              392         1,075        1,017            754         3,238
----------------------------------------------------------------------------------------------------
Basic earnings per share           $   0.12      $   0.32     $   0.30       $   0.22      $   0.96
Diluted earnings per share         $   0.11      $   0.29     $   0.26       $   0.19      $   0.85

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

                                      (33)

16.  Capital Structure

In 2005, the Company issued 312,312 shares of common stock with proceeds of $846,951 upon the exercise of outstanding stock options. The Company also repurchased 242,900 shares of common stock in open market transactions for treasury. The shares were purchased at fair market value, with a total cost to the Company of $3,564,165.

17.  Business Combination

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

18.  Impairment of Equipment

During the second quarter of 2004, the Company abandoned its ruler manufacturing equipment. In accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment loss of $84,820, or $0.02 a share, for the full amount of the assets at the time of abandonment. There was no such impairment charge recorded during the year ended December 31, 2005.

19.  Non-Recurring Charge

The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the Bridgeport property as a manufacturing facility in September 1996 and operations were consolidated into Acme's North Carolina facility. For approximately the next two years, the Company continued to pay property taxes, insurance, maintenance and other operating costs which totaled approximately $107,000 annually and the Company leased a small part of the property for $32,000 resulting in a net cost of $75,000 annually. In October 1998, the Company leased the entire property to an unrelated commercial real estate company for a term of 24 years. The lease had provided for the payment of one dollar ($1.00) per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. At the time, Acme considered the cost savings from leasing the property, for which Acme had no specific use, an appropriate basis for the arrangement.

The Company had written off the book value of the property by the end of 1998.

Since October 1998, the tenant leased portions of the buildings to subtenants, primarily for use as commercial warehouses. Approximately 30% of the total square footage is subject to subleases. The remainder has been empty since 1996.

On July 28, 2005, the Building Department of Bridgeport informed Acme United that pursuant to a call from the Bridgeport Fire Department, an inspection of the premises was made on July 21, 2005. The roof of a portion of a building had collapsed that day. The Company received notice that it must either repair certain portions of the damaged building and two others or demolish them because of unsafe conditions. The Company was ordered to begin the necessary work to make the buildings safe within 30 days from receipt of the letter.

The lessee filed an insurance claim on August 24, 2005. The insurance company investigated the facts and circumstances surrounding the claim and determined that the roof had collapsed due to wear, tear, deterioration, wet rot, dry rot and lack of maintenance of the premises. They stated in a letter dated October 18, 2005 that the causes of the loss were not insured perils under the tenant's policy and denied coverage.

On July 29, 2005, the Company notified the tenant of the action by the building inspector and that under the terms of the lease the tenant had the entire responsibility for compliance with the order. The lessee subsequently refused to assume responsibility for the repair or demolition. Acme considered legal action under the terms of the lease to force the lessee to pay for the repair or demolition. However, the Company believed that the city would require action over a time period shorter than the time required to file a lawsuit and to bring the action to a conclusion.

                                      (34)

As a result of discussions between the Company and the tenant regarding the required repair or demolition, the Company and the tenant agreed to terminate the lease. Pursuant to a Termination of Lease agreement entered into by the Company and the tenant on September 16, 2005, the parties terminated this lease, effective September 1, 2005. As part of the lease termination, the Company paid $400,000 to the tenant in exchange for rights to the rental income from the leases with current sub-tenants. This cost has been deferred and is being amortized over the term of the subleases.

The Company also decided to demolish all unoccupied structures on the property. The unoccupied structures are abandoned manufacturing buildings that had been constructed over one hundred years ago.

Several subtenants continue to occupy portions of the property and are paying rent presently totaling approximately $190,000 per year to the Company. In addition, the principal subtenant pays a portion of the taxes and insurance expenses related to the property it leases.

In the quarter ended September 30, 2005, the Company accrued a charge of approximately $1.5 million related to the estimated cost to demolish the structures and remove certain environmentally hazardous material included in the buildings to be demolished. The estimated costs are based on a third party contractor's estimate. Adjustments to the cost will be recorded when better estimates or actual costs are known. After the demolition is complete, the Company will explore options to sell the property.

20. Subsequent Event

On March 6, 2006, the Company modified its Revolving Loan Agreement (the Modified Loan Agreement) with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original agreement. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5% as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital and general operating expenses.

                                      (35)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/Ernst & Young LLP


Hartford, Connecticut
February 28, 2006, except for Note 20,
as to which the date is March 9, 2006

                                      (36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2005.


Item 9A.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of December 31, 2005, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

Item 9B.  Other Information

None


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

Name                       Age   Position Held with Company
--------------------------------------------------------------------------------
Walter C. Johnsen          55    President, Chief Executive Officer and Director
Gary D. Penisten           74    Chairman of the Board and Director
Brian S. Olschan           49    Executive Vice President, Chief Operating
                                 Officer and Director
Paul G. Driscoll           45    Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
George R. Dunbar           82    Director
Richmond Y. Holden, Jr.    52    Director
Wayne R. Moore             73    Director
Stevenson E. Ward III      60    Director
Susan H. Murphy            54    Director

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002. Mr. Driscoll joined Acme as Director International Finance on March 19, 2001. From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery including Director of Finance and Operations in Japan. Prior to Gallo he served in several increasingly responsible positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

                                      (37)

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

Item 11.  Executive Compensation

          Information with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled "Security Ownership of Directors and Officers" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Shareholders.


                                      (38)

Item 13.  Certain Relationships and Related Transactions

          (None)

Item 14.  Principal Accountant Fees and Services

          Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled "Fees to Auditors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Shareholders.


                                      (39)

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

------------- ------------------------------------------------------------------
Exhibit No.                   Identification of Exhibit
------------- ------------------------------------------------------------------
3(i)          Certificate of Organization of the Company (1)
------------- ------------------------------------------------------------------
              Amendment to Certificate of Organization of Registrant dated
              September 24, 1968 (1)
------------- ------------------------------------------------------------------
              Amendment to Certificate of Incorporation of the Company dated
              April 27, 1971 (2)
------------- ------------------------------------------------------------------
              Amendment to Certificate of Incorporation of the Company dated
              June 29, 1971 (2)
------------- ------------------------------------------------------------------
3(ii)         Amendment to the Company's Bylaws (10)
------------- ------------------------------------------------------------------
4             Specimen of Common Stock certificate (2)
------------- ------------------------------------------------------------------
10.1          Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
------------- ------------------------------------------------------------------
10.1(a)       Amendment No. 1 to the Non-Salaried Director Stock Option Plan*(4)
------------- ------------------------------------------------------------------

                                      (40)

------------- ------------------------------------------------------------------
10.1(b)       Amendment No. 2 to the Non-Salaried Director Stock Option Plan*(5)
------------- ------------------------------------------------------------------
10.2          1992 Amended and Restated Stock Option Plan* (6)
------------- ------------------------------------------------------------------
10.2(a)       Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
------------- ------------------------------------------------------------------
10.2(b)       Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
------------- ------------------------------------------------------------------
10.2(c)       Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
------------- ------------------------------------------------------------------
10.2(d)       Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
------------- ------------------------------------------------------------------
10.3          Acme United Employee Stock Option Plan dated February 26, 2002*
              as amended (11)
------------- ------------------------------------------------------------------
10.4          Severance Pay Plan dated September 28, 2004*
------------- ------------------------------------------------------------------
10.5          Salary Continuation Plan dated September 28, 2004*
------------- ------------------------------------------------------------------
10.6          2005 Non-Salaried Director Stock Option Plan (12)
------------- ------------------------------------------------------------------
10.7          Second Modification to Revolving Promissory Note and Revolving
              Credit and Security Agreement, and Reaffirmation of Guaranty
------------- ------------------------------------------------------------------
21            Subsidiaries of the Registrant
------------- ------------------------------------------------------------------
23            Consent of Ernst & Young, Independent Auditors
------------- ------------------------------------------------------------------
31.1          Certification of Walter Johnsen pursuant to Rule 13a-14(a) and
              15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------- ------------------------------------------------------------------
31.2          Certification of Paul Driscoll pursuant to Rule 13a-14(a) and
              15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------- ------------------------------------------------------------------
32.1          Certification of Walter Johnsen pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------------------------------------
32.2          Certification of Paul Driscoll pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
------------- ------------------------------------------------------------------

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

                                      (41)

     (8) Previously filed in the Company's Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

     (9) Previously filed in the Company's Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

     (10) Previously filed in the Company's form 8-K filed on February 28, 2006.

     (11) Previously filed in the Company's Proxy statement for the 2005 Annual Meeting of Shareholders.

     (12) Previously filed in the Company's Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.



SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
                                                           Balance at     Charged to        Deductions    Balance at
                                                          Beginning of    Costs and          and Other      End of
                                                             Period        Expenses         Adjustments     Period
--------------------------------------------------------------------------------------------------------------------
2005
Allowance for doubtful accounts                           $   210,914     $ (60,971)        $  13,893   $   136,050
Allowance for inventory obsolescence                          620,538       218,269           385,438       453,369
Deferred income tax asset valuation allowance               1,335,907        79,494                 -     1,415,401
--------------------------------------------------------------------------------------------------------------------
2004
Allowance for doubtful accounts                           $   199,102     $ 123,809         $ 111,997   $   210,914
Allowance for inventory obsolescence                          374,665       425,127           179,253       620,538
Deferred income tax asset valuation allowance               1,139,875       196,032                 -     1,335,907
--------------------------------------------------------------------------------------------------------------------
2003
Allowance for doubtful accounts                           $   205,213     $  61,924         $  68,035   $   199,102
Allowance for inventory obsolescence                          407,881       273,447           306,663       374,665
Deferred income tax asset valuation allowance               1,130,777         9,098                 -     1,139,875
--------------------------------------------------------------------------------------------------------------------

                                      (42)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.


ACME UNITED CORPORATION
(Registrant)

Signatures                             Titles

/s/ Walter C. Johnsen
--------------------------
Walter C. Johnsen                      President, Chief Executive Officer
                                       and Director

/s/ Gary D. Penisten
--------------------------
Gary D. Penisten                       Chairman of the Board and Director

/s/ Brian S. Olschan
--------------------------
Brian S. Olschan                       Executive Vice President, Chief
                                       Operating Officer and Director

/s/ Paul G. Driscoll
--------------------------
Paul G. Driscoll                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

/s/ George R. Dunbar
--------------------------
George R. Dunbar                       Director

/s/ Richmond Y. Holden, Jr.
--------------------------
Richmond Y. Holden, Jr.                Director

/s/ Wayne R. Moore
--------------------------
Wayne R. Moore                         Director

/s/ Susan H. Murphy
--------------------------
Susan H. Murphy                        Director

/s/ Stevenson E. Ward III
--------------------------
Stevenson E. Ward III                  Director

                                      (43)