Form 10-Q
period 2006-03-31
ACME UNITED CORP
filed 2006-05-10
CIK 2098

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

                  For the quarterly period ended March 31, 2006

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

As of April 18, 2006 the registrant had outstanding 3,484,833 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets.......................   3
               Condensed Consolidated Statements of Operations
                 and Comprehensive Income..................................   5
               Condensed Consolidated Statements of Cash Flows.............   6
               Notes to Condensed Consolidated Financial Statements........   7
     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  11
     Item 3. Quantitative and Qualitative Disclosure About Market Risk.....  14
     Item 4. Controls and Procedures.......................................  14

Part II -- OTHER INFORMATION
     Item 1.   Legal Proceedings...........................................  15
     Item 1a.  Risk Factors................................................  15
     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.  15
     Item 3.   Defaults Upon Senior Securities.............................  15
     Item 4.   Submission of Matters to a Vote of Security Holders.........  15
     Item 5.   Other Information...........................................  15
     Item 6.   Exhibits....................................................  16
     Signatures............................................................  17

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)
                                                        March 31    December 31
                                                          2006         2005
                                                      (unaudited)
                                                     ------------- -------------
ASSETS
Current assets:
  Cash and cash equivalents                              $    990      $  1,076
  Accounts receivable, less allowance                       9,567         9,392
  Inventories:
     Finished goods                                        13,412        11,691
     Work in process                                           92           116
     Raw materials and supplies                               870           723
                                                     ------------- -------------
                                                           14,374        12,530
  Prepaid expenses and other current assets                   982           542
  Deferred income taxes                                       325           325
                                                     ------------- -------------
          Total current assets                             26,238        23,865
                                                     ------------- -------------
Property, plant and equipment:
  Land                                                        156           152
  Buildings                                                 2,943         2,954
  Machinery and equipment                                   6,615         6,525
                                                     ------------- -------------
                                                            9,714         9,631
  Less accumulated depreciation                             7,082         6,845
                                                     ------------- -------------
                                                            2,632         2,786
Other assets                                                1,483         1,454
Goodwill                                                       89            89
                                                     ------------- -------------
          Total assets                                   $ 30,442      $ 28,194
                                                     ============= =============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                  (all amounts in thousands, except share data)
                                                        March 31    December 31
                                                          2006         2005
                                                      (unaudited)
                                                     ------------- -------------
LIABILITIES
Current liabilities:
  Accounts payable                                       $  2,582      $  2,174
  Other accrued liabilities                                 4,265         5,356
  Current portion of long-term debt                            10            10
                                                     ------------- -------------
      Total current liabilities                             6,857         7,540
  Deferred income taxes                                       131           141
  Long-term debt, less current portion                      7,785         5,577
  Other                                                       906           871
                                                     ------------- -------------
      Total liabilities                                    15,679        14,129

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,163,824 shares in 2006
    and 4,161,824 shares in 2005,
    including treasury stock                               10,408        10,405
  Treasury stock, at cost - 678,991 shares
    in 2006 and 2005                                       (5,439)       (5,439)
  Additional paid-in capital                                2,692         2,624
  Retained earnings                                         8,201         7,547
  Accumulated other comprehensive loss:
    Translation adjustment                                   (209)         (182)
    Minimum pension liability                                (890)         (890)
                                                     ------------- -------------
                                                           (1,099)       (1,072)
                                                     ------------- -------------
      Total stockholders' equity                           14,763        14,065
                                                     ------------- -------------
        Total liabilities and stockholders' equity       $ 30,442      $ 28,194
                                                     ============= =============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                   Three Months Ended
                                                                        March 31
                                                              ----------------------------
                                                                   2006           2005
                                                              -------------  -------------
Net sales                                                         $ 12,257       $ 10,583

Costs and expenses:
  Cost of goods sold                                                 6,705          5,722
  Selling, general and administrative expenses                       4,259          3,719
                                                              -------------  -------------
                                                                    10,964          9,441
                                                              -------------  -------------

Income before non-operating items                                    1,293          1,142
Non-operating items:
  Interest expense                                                     125             13
  Other (income) expense                                               (76)            49
                                                              -------------  -------------
                                                                        49             62
                                                              -------------  -------------
Income before income taxes                                           1,244          1,080
Income tax expense                                                     485            430
                                                              -------------  -------------
Net income                                                             759            650


Other comprehensive expense (income) -
  Foreign currency translation                                          27             16
  Change in fair value of derivative financial instrument                -             (2)
                                                              -------------  -------------
Comprehensive income                                              $    732       $    636
                                                              =============  =============

Basic earnings per share                                          $   0.22       $   0.19
                                                              =============  =============

Diluted earnings per share                                        $   0.20       $   0.17
                                                              =============  =============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                  3,484          3,489
Weighted average number of dilutive stock options
  outstanding                                                          251            368
                                                              -------------  -------------
Denominator used for diluted per share computations                  3,735          3,857
                                                              =============  =============

Dividends declared per share                                      $   0.03       $   0.02
                                                              =============  =============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                   Three Months Ended
                                                                        March 31
                                                              ----------------------------
                                                                   2006           2005
                                                              -------------  -------------
Operating Activities:
  Net income                                                      $    759       $    650
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                                   199            125
        Amortization                                                     8             11
        Stock compensation expense                                      66              -
        Loss on disposal/sale of assets                                  -             39
        Changes in operating assets and liabilities:
          Accounts receivable                                         (228)           832
          Inventories                                               (1,821)          (859)
          Prepaid expenses and other current assets                   (436)           (84)
          Accounts payable                                             404           (148)
          Other accrued liabilities                                 (1,059)        (1,594)
                                                              -------------  -------------
          Total adjustments                                         (2,867)        (1,678)
                                                              -------------  -------------
        Net cash used by operating activities                       (2,108)        (1,028)
                                                              -------------  -------------

Investing Activities:
  Purchase of property, plant, and equipment                           (35)          (133)
  Purchase of patents and trademarks                                   (39)           (34)
  Proceeds from sale of property, plant, and equipment                   -            164
                                                              -------------  -------------
        Net cash used by investing activities                          (74)            (3)
                                                              -------------  -------------

Financing Activities:
  Net borrowing of long-term debt                                    2,206            617
  Proceeds from issuance of common stock                                 7            570
  Distributions to stockholders                                       (117)           (74)
  Purchase of treasury stock                                             -           (954)
                                                              -------------  -------------
        Net cash provided by financing activities                    2,096            159
                                                              -------------  -------------

Effect of exchange rate changes                                          -            (10)
                                                              -------------  -------------
Net change in cash and cash equivalents                                (86)          (882)

Cash and cash equivalents at beginning of period                     1,076          1,888
                                                              -------------  -------------
Cash and cash equivalents at end of period                        $    990       $  1,006
                                                              =============  =============

See notes to condensed consolidated financial statements

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's annual report on Form 10-K for the year ended December 31, 2005 for such disclosures. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


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


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods ended:

                                                    Three Months Ended
                                             -------------------------------
                                                March 31         March 31
                                                  2006             2005
                                             --------------   --------------
Components of net periodic benefit cost:
Interest cost                                     $ 48,000         $ 48,750
Service cost                                         8,750            8,750
Expected return on plan assets                     (52,250)         (61,000)
Amortization of prior service costs                  2,250            2,250
Amortization of actuarial gain                      22,000           16,000
                                             -------------------------------
                                                  $ 28,750         $ 14,750
                                             ===============================

Note 4 -- Long Term Debt and Capital Structure

The Company's revolving loan agreement, as amended, provides for borrowing up to $15 million with the related loan to be repaid in June 2009. At March 31, 2006 and December 31, 2005, the Company had borrowings of $7,751,000 and $5,544,500, respectively. Based on the scheduled maturity date, the Company has classified the borrowings at March 31, 2006 as long-term.

During the first three months of 2006, the Company issued 2,000 shares of common stock with proceeds of $6,880 upon the exercise of outstanding stock options.

                                      (7)

Note 5 -- Non-Recurring Charge

In the quarter ended September 30, 2005, the Company accrued a charge of approximately $1.5 million related to the estimated cost to demolish a former manufacturing facility and remove certain environmentally hazardous material included in the buildings to be demolished. The estimated costs were based on a third party contractor's estimate. Adjustments to the cost will be recorded when better estimates or actual costs are known. After the demolition is complete, the Company will explore options to sell the property.

As of March 31, 2006, the Company had approximately $1,100,000 remaining in its accrual for demolition costs related to the former manufacturing site. Please refer to Company's report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion.


Note 6 -- Segment Information

The Company reports financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include (1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; consequently, Management reviews the financial results of both segments on a consolidated basis. Therefore, the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment. The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

March 31, 2006                        United States         Canada        Europe      Consolidated
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  9,681       $  1,522      $  1,054          $ 12,257

Operating income                              1,407             69          (183)            1,293
Assets                                       23,437          3,952         3,053            30,442
Additions to property, plant
  and equipment                                  29              5             1                35
Depreciation and amortization                   176             13            18               207


March 31, 2005
---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $  8,128       $  1,343      $  1,112          $ 10,583

Operating income                              1,133             51           (42)            1,142
Assets                                       15,645          3,416         2,848            21,909
Additions to property, plant
  and equipment                                 115              3            15               133
Depreciation and amortization                   100             12            24               136

                                      (8)

Note 7 -- Stock Based Compensation

     Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company adopted SFAS 123R using the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for pro forma disclosures.

     The Company uses the Black-Scholes option pricing model to determine the fair value of employee and non-employee director stock options. The determination of the fair value of stock-based payment awards on the date of grant, using an option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures").

     The Company estimates the expected term of options granted by evaluating various factors including the vesting period, historical employee information as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the forty-eight months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. The option grants generally vest at a rate of 25% one day after the date of grant and 25% in each of the next three years.

     The assumptions used to value option grants for the quarters ended March 31, 2006 and March 31, 2005 are as follows:

                                          -----------   -----------
                                                 2006         2005
                                          -----------   -----------
           Expected life in years                   4             5
           Interest rate                  4.3% - 4.6%         3.84%
           Volatility                           0.338         0.386
           Dividend yield                       0.90%         0.70%

     Total stock-based compensation recognized on the Company's consolidated statement of operations for the quarter ended March 31, 2006 is $66,408. As of March 31, 2006, there was approximately $292,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees prior to the adoption of SFAS 123R. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

     The pro forma effects of recognizing the estimated fair value of stock-based compensation for the first quarter of 2005 has been disclosed previously in the Company's footnotes under provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The previously-disclosed pro forma information is presented below.

                                      (9)

                                                Three Months Ended
                                                     March 31
                                              ----------------------
                                                       2005
                                              ----------------------

Net income, as reported                              $  650,101
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related income tax effects                        21,204
                                              ----------------------
Pro forma net income                                 $  628,897
                                              ======================

Net income per share:
Basic-as reported                                    $     0.19
Basic-pro forma                                      $     0.18

Diluted-as reported                                  $     0.17
Diluted-pro forma                                    $     0.16

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Forward-Looking Information
---------------------------
The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Critical Accounting Policies
----------------------------
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except as follows:

Accounting for Stock-Based Compensation. In the first quarter of 2006, the Company began accounting for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. Refer to Note 7 "Stock Based Compensation" for a more detailed discussion of the effects of SFAS 123R on our results of operations and financial condition.

Results of Operations
---------------------

Net Sales

Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school season. Consolidated net sales for the quarter ended March 31, 2006 were $12,257,000, compared with $10,583,000 for the same period in 2005, a 15.8% increase. Net sales for the first quarter in the U.S. operating segment increased 19% over net sales for the same period in 2005 as the result of a sales initiative with a large warehouse club chain and the initiation of a continuing program at a global superstore. Sales in Europe and Canada increased by 5% in both U.S. dollars and local currency.


Gross Profit

The gross profit for the first quarter of 2006 was $5,552,000 (45.3% of net sales) compared to $4,861,000 (45.9% of net sales) for the first quarter of 2005. The lower margin in 2006 is due to expedited air freight costs and other one time expenses associated with the launch of a new program in Europe with a multinational office superstore located in twelve countries.

                                      (11)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2006 were $4,259,000 (34.7% of net sales) compared with $3,719,000 (35.1% of net sales) for the same period of 2005, an increase of $540,000. The majority of the increase was due to higher sales commissions and freight costs associated with higher sales, the addition of sales, marketing, logistics and quality control personnel. SG&A expenses for the first quarter of 2006 also included $66,000 in stock option compensation expense due to the Company's adoption of SFAS 123R.


Operating Income

Operating income was $1,293,000 in the first quarter of 2006 compared with $1,142,000 in the first quarter of 2005. Operating income for the United States increased by $274,000 or 24%. Operating income in Canada increased by $18,000 or 35% due to a 13% increase in sales (6% in constant currency). The European operating loss increased by $141,000 primarily due to expedited freight costs and other one time expenses associated with the launch of a new program.


Interest Expense

Interest expense for the first quarter of 2006 was $125,000, compared with $13,000 for the same quarter of 2005, a $112,000 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving credit facility.


Other (Income) Expense, Net

Net other income was $76,000 in the first quarter of 2006 compared to net other expense of $49,000 in the first quarter of 2005. The change from 2005 is primarily due to increased gains from foreign currency transactions in the first quarter of 2006.


Income Taxes

The effective tax rate in the first quarter of 2006 was 39% compared to 40% in the first quarter of 2005.

                                      (12)

Financial Condition
-------------------

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                          March 31, 2006    December 31, 2005
                                       -----------------    -----------------
Working capital                             $ 19,380,475         $ 16,325,098
Current ratio                                       3.83                 3.17
Long term debt to equity ratio                     52.8%                39.7%


During the first three months of 2006, total debt increased by $2,208,000 compared to total debt at December 31, 2005, principally as a result of the buildup of inventory in anticipation of future business and payments associated with the demolition of the Company's former manufacturing site located in Bridgeport, CT. Refer to Note 5 "Non-Recurring Charges" for further information.

On March 6, 2006, the Company modified its Revolving Loan Agreement (the Modified Loan Agreement) with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original agreement. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date from June 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and certain other purposes. As of March 31, 2006, $7,751,000 was outstanding and $7,249,000 was available for borrowing under the Modified Loan Agreement.

Cash expected to be generated from operating activities, together with funds available under the Modified Loan Agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant and equipment.

The remaining demolition costs of approximately $1,100,000 related to the former manufacturing site will be paid with funds borrowed under the Company's Modified Loan Agreement.

                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overhead costs should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company's fiscal year 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in our annual Report on Form 10-K for the year ended December 31, 2005.


Item 4. Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of March 31, 2006, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

                                      (14)

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


Item 1a - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

                                      (15)

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

                                      (16)

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

Dated:  May 10, 2006



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  May 10, 2006

                                      (17)