Form 10-Q
period 2006-06-30
ACME UNITED CORP
filed 2006-08-03
CIK 2098

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

                  For the quarterly period ended June 30, 2006

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

As of July 18, 2006 the registrant had outstanding 3,495,333 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
 Part I -- FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of June 30, 2006
                and December 31, 2005   ....................................  3
             Condensed Consolidated Statements of Operations
                and Comprehensive Income for the three and six months
                ended June 30, 2006 and 2005................................  5
             Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2006 and 2005.....................  6
             Notes to Condensed Consolidated Financial Statements...........  7
   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 11
   Item 3. Quantitative and Qualitative Disclosure About Market Risk........ 14
   Item 4. Controls and Procedures.......................................... 14

 Part II -- OTHER INFORMATION
   Item 1.   Legal Proceedings.............................................. 15
   Item 1A.  Risk Factors................................................... 15
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 15
   Item 3.   Defaults Upon Senior Securities................................ 15
   Item 4.   Submission of Matters to a Vote of Security Holders............ 15
   Item 5.   Other Information.............................................. 15
   Item 6.   Exhibits....................................................... 16
   Signatures............................................................... 17

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (all dollar amounts in thousands)
                                                        June 30     December 31
                                                          2006         2005
                                                      (unaudited)    (Note 1)
                                                     ------------- -------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  1,053      $  1,076
  Accounts receivable, less allowance                      14,960         9,392
  Inventories:
     Finished goods                                        14,061        11,691
     Work in process                                           80           116
     Raw materials and supplies                               849           723
                                                     ------------- -------------
                                                           14,990        12,530
  Prepaid expenses and other current assets                   897           542
  Deferred income taxes                                       325           325
                                                     ------------- -------------
       Total current assets                                32,225        23,865
                                                     ------------- -------------
Property, plant and equipment:
  Land                                                        163           152
  Buildings                                                 2,985         2,954
  Machinery and equipment                                   6,866         6,525
                                                     ------------- -------------
                                                           10,014         9,631
  Less accumulated depreciation                             7,448         6,845
                                                     ------------- -------------
                                                            2,566         2,786
Other assets                                                1,502         1,454
Goodwill                                                       89            89
                                                     ------------- -------------
          Total assets                                   $ 36,382      $ 28,194
                                                     ============= =============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                        (all dollar amounts in thousands)
                                                        June 30     December 31
                                                          2006         2005
                                                      (unaudited)    (Note 1)
                                                     ------------- -------------
LIABILITIES
Current liabilities:
  Accounts payable                                       $  3,715      $  2,174
  Other accrued liabilities                                 4,768         5,356
  Current portion of long-term debt                             -            10
                                                     ------------- -------------
      Total current liabilities                             8,483         7,540
  Deferred income taxes                                       131           141
  Long-term debt, less current portion                     10,256         5,577
  Other                                                       953           871
                                                     ------------- -------------
       Total liabilities                                   19,823        14,129

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 4,174,324 shares in 2006
    and 4,164,824 in 2005, including treasury stock        10,434        10,405
  Treasury stock, at cost - 678,991 shares
    in 2006 and 2005                                       (5,439)       (5,439)
  Additional paid-in capital                                2,818         2,624
  Retained earnings                                         9,605         7,547
  Accumulated other comprehensive loss:
    Translation adjustment                                     31          (182)
    Minimum pension liability                                (890)         (890)
                                                     ------------- -------------
                                                             (859)       (1,072)
                                                     ------------- -------------
       Total stockholders' equity                          16,559        14,065
                                                     ------------- -------------
          Total liabilities and stockholders' equity     $ 36,382      $ 28,194
                                                     ============= =============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30                      June 30
                                                              --------------------------   --------------------------
                                                                  2006          2005           2006          2005
                                                              ------------  ------------   ------------  ------------
Net sales                                                        $ 16,984      $ 14,904       $ 29,241      $ 25,487

Costs and expenses:
  Cost of goods sold                                                9,556         8,173         16,261        13,895
  Selling, general and administrative expenses                      4,995         4,577          9,254         8,296
                                                              ------------  ------------   ------------  ------------
                                                                   14,551        12,750         25,515        22,191
                                                              ------------  ------------   ------------  ------------

Income before non-operating items                                   2,433         2,154          3,726         3,296
Non-operating items:
  Interest expense                                                    130            43            255            56
  Other (income) expense, net                                         (38)           97           (114)          146
                                                              ------------  ------------   ------------  ------------
                                                                       92           140            141           202
                                                              ------------  ------------   ------------  ------------
Income before income taxes                                          2,341         2,014          3,585         3,094
Income tax expense                                                    835           700          1,320         1,130
                                                              ------------  ------------   ------------  ------------
Net income                                                          1,506         1,314          2,265         1,964


Other comprehensive income (expense) -
  Foreign currency translation                                        240           (81)           213           (96)
                                                              ------------  ------------   ------------  ------------
Comprehensive income                                             $  1,746      $  1,233       $  2,478      $  1,868
                                                              ============  ============   ============  ============
Basic earnings per share                                         $   0.43      $   0.37       $   0.65      $   0.56
                                                              ============  ============   ============  ============
Diluted earnings per share                                       $   0.40      $   0.34       $   0.61      $   0.52
                                                              ============  ============   ============  ============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,489         3,541          3,487         3,508
Weighted average number of dilutive stock options
  outstanding                                                         242           307            238           302
                                                              ------------  ------------   ------------  ------------
Denominator used for diluted per share computations                 3,731         3,848          3,725         3,810
                                                              ============  ============   ============  ============

Dividends declared per share                                         0.03          0.03           0.06          0.05
                                                              ============  ============   ============  ============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                 Six Months Ended
                                                                     June 30
                                                            ---------------------------
                                                                2006           2005
                                                            ------------   ------------
Operating Activities:
  Net income                                                    $ 2,265        $ 1,964
  Adjustments to reconcile net income
      to net cash used by operating activities:
        Depreciation                                                403            259
        Amortization                                                 17             21
        Stock compensation expense                                  173              -
        Loss on disposal/sale of assets                               -             43
        Changes in operating assets and liabilities:
          Accounts receivable                                    (5,425)        (3,708)
          Inventories                                            (2,327)        (2,888)
          Prepaid expenses and other current assets                (333)           (61)
          Accounts payable                                        1,523          1,488
          Other accrued liabilities                                (587)           (51)
                                                            ------------   ------------
          Total adjustments                                      (6,556)        (4,897)
                                                            ------------   ------------
        Net cash used by operating activities                    (4,291)        (2,933)
                                                            ------------   ------------

Investing Activities:
  Purchase of property, plant, and equipment                       (128)          (453)
  Proceeds from sale of property, plant, and equipment                -            166
  Purchase of patents and trademarks                                (65)           (85)
                                                            ------------   ------------
        Net cash used by investing activities                      (193)          (372)
                                                            ------------   ------------

Financing Activities:
  Net borrowing of long-term debt                                 4,665          3,594
  Proceeds from issuance of common stock                             51            788
  Distribution to stockholders                                     (222)          (146)
  Purchase of treasury stock                                          -         (2,203)
                                                            ------------   ------------
        Net cash provided by financing activities                 4,494          2,033
                                                            ------------   ------------

Effect of exchange rate changes                                     (33)           (14)
                                                            ------------   ------------
Net change in cash and cash equivalents                             (23)        (1,286)

Cash and cash equivalents at beginning of period                  1,076          1,888
                                                            ------------   ------------

Cash and cash equivalents at end of period                      $ 1,053        $   602
                                                            ============   ============

See notes to condensed consolidated financial statements

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for such disclosures. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the Managements Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2005 Form 10-K.


Note 2 -- Contingencies

     The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on financial position, results of operations, or liquidity.


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                 Three Months Ended             Six Months Ended
                                             --------------------------    -------------------------
                                               June 30        June 30        June 30       June 30
                                                 2006          2005            2006          2005
                                             -----------    -----------    -----------   -----------
Components of net periodic benefit cost:
Interest cost                                  $ 45,948       $ 53,365      $  93,948     $ 106,729
Service cost                                      6,250          8,750         15,000        17,500
Expected return on plan assets                  (62,048)       (69,045)      (114,298)     (138,089)
Amortization of prior service costs               2,138          2,138          4,388         4,276
Amortization of actuarial gain                   24,408         17,102         46,408        34,204
                                             ------------------------------------------------------
                                               $ 16,696       $ 12,310      $  45,446     $  24,620
                                             ======================================================

Note 4 -- Long Term Debt and Capital Structure

     The Company's revolving loan agreement, as amended, provides for borrowing up to $15 million with all amounts outstanding to be repaid by June 30, 2009. At June 30, 2006 and December 31, 2005, the Company had borrowings under the revolving loan agreement of $10,165,000 and $5,544,500, respectively. Based on the scheduled maturity date, the Company has classified these borrowings at June 30, 2006 as long-term.

     During the first six months of 2006, the Company issued 12,500 shares of common stock with proceeds of $51,155 upon the exercise of outstanding stock options.

                                      (7)

Note 5 -- Non-Recurring Charge

     In the quarter ended September 30, 2005, the Company accrued a charge of $1.5 million related to the estimated cost to demolish the Company's former manufacturing facility located in Bridgeport, CT, and remove certain environmentally hazardous material contained in the buildings to be demolished. The estimated costs were based on a third party contractor's estimate. After the demolition is complete, the Company will explore options to sell the property.

     As of June 30, 2006, the Company had approximately $482,000 remaining in its accrual for demolition costs related to the former manufacturing site. Please refer to Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion.

Note 6-- Segment Information

     The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include:
(1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; consequently, management reviews the financial results of both segments on a consolidated basis. Therefore, the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment. The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

     The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

                                              Three months ended June 30         Six months ended June 30
                                                  2006           2005               2006           2005
                                             -------------  -------------      -------------  -------------
Sales to external customers
       United States                             $ 13,238       $ 11,729           $ 22,918      $ 19,858
       Canada                                       2,388          2,209              3,910         3,551
       Europe                                       1,358            966              2,413         2,078
                                             -------------  -------------      -------------  -------------
       Consolidated                              $ 16,984       $ 14,904           $ 29,241      $ 25,487
                                             =============  =============      =============  =============

Operating Income
       United States                             $  2,320       $  1,846           $  3,726      $  2,978
       Canada                                         322            271                390           322
       Europe                                        (209)            37               (390)           (4)
                                             -------------  -------------      -------------  -------------
       Consolidated                              $  2,433       $  2,154           $  3,726      $  3,296
                                             =============  =============      =============  =============

                                                June 30      December 31
Total assets by segment                           2006           2005
                                             -------------  -------------
       United States                             $ 27,976       $ 21,735
       Canada                                       4,687          3,900
       Europe                                       3,719          2,559
                                             -------------  -------------
       Consolidated                              $ 36,382       $ 28,194
                                             =============  =============

                                      (8)

Note 7 - Stock Based Compensation

     Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company adopted SFAS 123R using the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and any grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for pro forma disclosures.

     The Company uses the Black-Scholes option pricing model to determine the fair value of employee and non-employee director stock options. The determination of the fair value of stock-based payment awards on the date of grant, using an option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures").

     The Company estimates the expected term of options granted by evaluating various factors including the vesting period, historical employee information as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the forty-eight months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. The option grants generally vest at a rate of 25% one day after the date of grant and 25% on the day after the anniversary of the grant date in each of the next three years.

     The assumptions used to value option grants for the quarters ended June 30, 2006 and June 30, 2005 are as follows:

                                    Three months ended                   Six months ended
                                         June 30                             June 30
                             --------------------------------    --------------------------------
                                  2006              2005              2006              2005
                             --------------------------------    --------------------------------
  Expected life in years             4                 5                    4                 5
  Interest rate                   4.90%             3.84%         4.32 - 4.90%      3.72 - 3.90%
  Volatility                      0.34              0.36                  .34       0.36 - 0.39
  Dividend yield                  0.80%             0.70%         0.80 - 0.90%             0.70%

     Total stock-based compensation recognized on the Company's consolidated statement of operations for the three and six months ended June 30, 2006 is $106,966 and $173,372, respectively. As of June 30, 2006, there was approximately $281,337 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees. As of June 30, 2006, the remaining unamortized expense is expected to be recognized over a weighted average period of 1.9 years.

                                      (9)

     The pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and six months ended June 30, 2005 has been disclosed previously in the Company's footnotes under provisions of SFAS 123, Accounting for Stock-Based Compensation. The previously-disclosed pro forma information, as adjusted to reflect a 36 month, instead of a 48 month option vesting schedule, is presented below.

                                                     Three Months Ended       Six Months Ended
                                                        June 30, 2005           June 30, 2005
                                                     -------------------     -------------------
Net income, as reported                                   $ 1,314,000             $ 1,964,000
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related income tax effects                     230,497                 251,701
                                                     -------------------     -------------------
Pro forma net income                                      $ 1,083,503             $ 1,712,299
                                                     ===================     ===================

Net income per share:
Basic-as reported                                         $      0.37             $      0.56
Basic-pro forma                                           $      0.31             $      0.49

Diluted-as reported                                       $      0.34             $      0.52
Diluted-pro forma                                         $      0.28             $      0.45

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

Accounting for Stock-Based Compensation. In the first quarter of 2006, the Company began accounting for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation, and consequently, the related amount recognized on the consolidated statements of operations. Refer to Note 7 "Stock Based Compensation" for a more detailed discussion of the effects of SFAS 123R on our results of operations and financial condition.

Results of Operations
---------------------

Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school season. Consolidated net sales for the three months ended June 30, 2006 were $16,984,000 compared with $14,904,000 in the same period of 2005, a 14% increase. Consolidated net sales for the six months ended June 30, 2006 were $29,241,000, compared with $25,487,000 for the same period in 2005, a 15% increase (14% at constant currency). Net sales for the first six months ended June 30, 2006 in the U.S. operating segment increased 15% as the result of sales initiatives with several major retailers and superstores. Sales in Europe and Canada for the six months ended June 30, 2006 increased by 12% in U.S. dollars and 8% in local currency. This sales growth was principally driven by new sales to a large pan-European superstore and an expanded product line with a major European retailer.

                                      (11)

Gross Profit

     Gross profit for the three months ended June 30, 2006 was $7,428,000 (43.7% of net sales) compared to $6,731,000 (45.2% of net sales) for the same period in 2005. Gross profit for the six months ended June 30, 2006 was $12,980,000 (44.4% of net sales) compared to $11,592,000 (45.5% of net sales) in the same period of 2005. The lower margin in the first six months of 2006 is primarily the result of expedited freight costs and other one-time expenses associated with the new business in Europe.


Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2006 were $4,995,000 (29.4% of net sales) compared with $4,577,000 (30.7% of net sales) for the same period of 2005, an increase of $418,000. SG&A expenses for the six months ended June 30, 2006 were $9,254,000 (31.6% of net sales) compared with $8,296,000 (32.5% of net sales) in the comparable period of 2005. The majority of the increase was due to higher sales commissions and freight costs associated with higher sales, the addition of sales, marketing, logistics and quality control personnel. SG&A expenses for the first six months of 2006 also included $173,000 in stock option compensation expense due to the Company's adoption of SFAS 123R.


Operating Income

     Operating income for the three months ended June 30, 2006 was $2,433,000 compared with $2,154,000 in the same period of 2005. Operating income for the six months ended June 30, 2006 was $3,726,000 as compared to $3,296,000 in the same period of 2005. For the six months ended June 30, 2006, operating income for the United States increased by $748,000 or 25% compared to the same period of 2005, primarily as a result of increased sales; operating income in Canada for the six months ended June 30, 2006 increased by $68,000 or 21% due to an improved gross margin. The European operating loss increased during the six months ended June 30, 2006 by $386,000 primarily due to expedited freight costs and other one-time expenses associated with the launch of the new customer programs.


Interest Expense

     Interest expense for the three months ended June 30, 2006 was $130,000, compared with $43,000 for the same quarter of 2005, an $87,000 increase. Interest expense for the six months ended June 30, 2006 was $255,000 as compared to $56,000 for the same period in 2005. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving credit facility to fund inventory purchases, demolish a former manufacturing site and a higher LIBOR interest rate.


Other (Income) Expense, Net

     Net other income was $38,000 in the second quarter of 2006 compared to net other expense of $97,000 in the second quarter of 2005. Net other income was $114,000 in the first six months of 2006 compared to net other expense of $146,000 in the first six months of 2005. The change from 2005 is primarily due to increased gains from foreign currency transactions in the first six months of 2006 compared to losses from foreign currency transactions in the first six months of 2005.


Income Taxes

     The effective tax rate in the first six months of 2006 and 2005 was 37%.

                                      (12)

Financial Condition
-------------------

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                        June 30, 2006    December 31, 2005
                                    -----------------    -----------------
Working capital                          $ 23,741,517         $ 16,325,098
Current ratio                                    3.80                 3.17
Long term debt to equity ratio                  61.9%                39.7%

     During the first six months of 2006, total debt outstanding under the Company's modified revolving loan agreement increased by $4,620,500 compared to total debt at December 31, 2005, principally as a result of the buildup of inventory in anticipation of future business and payments associated with the demolition of the Company's former manufacturing site located in Bridgeport, CT (approximately $1.0 million). Refer to Note 5 "Non-Recurring Charges" for further information.

     On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date from June 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and other purposes. As of June 30, 2006, $10,165,000 was outstanding and $4,835,000 was available for borrowing under the Modified Loan Agreement. The remaining estimated demolition costs of approximately $482,000 related to the former manufacturing site will be paid with funds to be borrowed under the Modified Loan Agreement

    The Company anticipates that cash generated from operating activities, together with funds available under the Modified Loan Agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the Company does not expect to make significant investments in property, plant and equipment.

                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overhead costs should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company's fiscal year 2006. The adoption of this standard has not had a material effect on its financial position, results of operations or cash flows.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There are no material changes in market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2006, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, this internal control.

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

None


Item 3 -- Defaults Upon Senior Securities

None


Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of shareholders was held on April 24, 2006.

     A. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                                  Votes for       Votes against
                                                  ---------       -------------
         Rex Davidson                             2,967,718          163,610
         George R. Dunbar                         3.116.349           14,979
         Richmond Y. Holden, Jr.                  3,119,331           11,997
         Walter C. Johnsen                        3,009,448          121,880
         Susan H. Murphy                          2,967,080          164,248
         Brian Olschan                            3,009,191          122,137
         Gary D. Penisten                         3,114,763           16,565
         Stephen Spinelli, Jr.                    2,967,718          163,610
         Stevenson E. Ward                        3,101,931           29,397


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

Dated:  August 3, 2006



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  August 3, 2006

                                      (17)