Form 10-Q
period 2006-09-30
ACME UNITED CORP
filed 2006-11-07
CIK 2098

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

                For the quarterly period ended September 30, 2006

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

As of October 17, 2006 the registrant had outstanding 3,496,833 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets as of September 30, 2006
               and December 31, 2005........................................  3
            Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2006 and 2005......  5
            Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2006 and 2005................  6
            Notes to Condensed Consolidated Financial Statements............  7
  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 11
  Item 3. Quantitative and Qualitative Disclosure About Market Risk......... 14
  Item 4. Controls and Procedures........................................... 14

Part II -- OTHER INFORMATION
  Item 1.   Legal Proceedings............................................... 15
  Item 1A.  Risk Factors.................................................... 15
  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 15
  Item 3.   Defaults Upon Senior Securities................................. 15
  Item 4.   Submission of Matters to a Vote of Security Holders............. 15
  Item 5.   Other Information............................................... 15
  Item 6.   Exhibits........................................................ 15
  Signatures................................................................ 16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (all amounts in thousands, except per share amounts)
                                                     September 30   December 31
                                                         2006          2005
                                                      (unaudited)    (Note 1)
                                                      -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $  2,854       $ 1,076
  Accounts receivable, less allowance                     14,896         9,392
  Inventories:
     Finished goods                                       14,479        11,691
     Work in process                                          74           116
     Raw materials and supplies                            1,092           723
                                                      -----------   -----------
                                                          15,645        12,530
  Prepaid expenses and other current assets                  780           542
  Deferred income taxes                                      325           325
                                                      -----------   -----------
          Total current assets                            34,500        23,865
                                                      -----------   -----------
Property, plant and equipment:
  Land                                                       161           152
  Buildings                                                2,965         2,954
  Machinery and equipment                                  7,035         6,525
                                                      -----------   -----------
                                                          10,161         9,631
  Less accumulated depreciation                            7,570         6,845
                                                      -----------   -----------
                                                           2,591         2,786
Other assets                                               1,544         1,454
Goodwill                                                      89            89
                                                      -----------   -----------
          Total assets                                  $ 38,724      $ 28,194
                                                      ===========   ===========

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
              (all amounts in thousands, except per share amounts)
                                                     September 30   December 31
                                                         2006          2005
                                                      (unaudited)    (Note 1)
                                                      -----------   -----------
LIABILITIES
Current liabilities:
  Accounts payable                                      $  3,641      $  2,174
  Other accrued liabilities                                4,137         5,356
  Current portion of long-term debt                            -            10
                                                      -----------   -----------
      Total current liabilities                            7,778         7,540
  Deferred income taxes                                      131           141
  Long-term debt, less current portion                    12,124         5,577
  Other                                                      979           871
                                                      -----------   -----------
      Total liabilities                                   21,012        14,129

STOCKHOLDERS' EQUITY Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 4,175,824 shares in 2006
    and 4,161,824 in 2005, including treasury stock       10,438        10,405
  Treasury stock, at cost - 678,991 shares in 2006
    and 2005                                              (5,439)       (5,439)
  Additional paid-in capital                               2,867         2,624
  Retained earnings                                       10,726         7,547
  Accumulated other comprehensive loss:
    Translation adjustment                                    10          (182)
Minimum pension liability                                   (890)         (890)
                                                      -----------   -----------
                                                            (880)       (1,072)
                                                      -----------   -----------
      Total stockholders' equity                          17,712        14,065
                                                      -----------   -----------
        Total liabilities and stockholders' equity      $ 38,724      $ 28,194
                                                      ===========   ===========

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30                 September 30
                                                              --------------------------   --------------------------
                                                                  2006          2005           2006           2005
                                                              ------------  ------------   ------------  ------------
Net sales                                                        $ 15,532      $ 13,400       $ 44,774      $ 38,887

Costs and expenses:
  Cost of goods sold                                                8,908         7,234         25,170        21,129
  Selling, general and administrative expenses                      4,506         4,159         13,760        12,455
  Provision for loss on property demolition                             -         1,500              -         1,500
                                                              ------------  ------------   ------------  ------------
                                                                   13,414        12,893         38,930        35,084
                                                              ------------  ------------   ------------  ------------
Income before non-operating items                                   2,118           507          5,844         3,803
Non-operating items:
  Interest expense                                                    207            83            462           139
  Other (income) expense, net                                         (35)           86           (149)          232
                                                              ------------  ------------   ------------  ------------
                                                                      172           169            313           371
                                                              ------------  ------------   ------------  ------------
Income before income taxes                                          1,946           338          5,531         3,432
Income tax expense                                                    721           138          2,041         1,268
                                                              ------------  ------------   ------------  ------------
Net income                                                          1,225           200          3,490         2,164
                                                              ============  ============   ============  ============

Basic earnings per share                                         $   0.35      $   0.06       $   1.00      $   0.62
                                                              ============  ============   ============  ============
Diluted earnings per share                                       $   0.33      $   0.05       $   0.94      $   0.57
                                                              ============  ============   ============  ============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,496         3,542          3,490         3,517
Weighted average number of dilutive stock options
  outstanding                                                         241           298            238           296
                                                              ------------  ------------   ------------  ------------
Denominator used for diluted per share computations                 3,737         3,840          3,728         3,813
                                                              ============  ============   ============  ============
Dividends declared per share                                         0.03          0.03           0.09          0.08
                                                              ============  ============   ============  ============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                    Nine Months Ended
                                                                       September 30
                                                              -----------------------------
                                                                   2006           2005
                                                              -------------- --------------
Operating Activities:
  Net income                                                        $ 3,490        $ 2,164
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation                                                      598            400
      Amortization                                                       25             32
      Stock compensation expense                                        222              -
      Deferred income taxes                                               -           (133)
      Loss on disposal/sale of assets                                     -             61
      Tax benefit on stock option exercise                                -            300
      Changes in operating assets and liabilities:
        Accounts receivable                                          (5,508)        (2,421)
        Inventories                                                  (2,908)        (3,448)
        Prepaid expenses and other current assets                      (217)          (118)
        Accounts payable                                              1,453           (381)
        Other accrued liabilities                                    (1,156)           688
                                                              -------------- --------------
          Total adjustments                                          (7,491)        (5,020)
                                                              -------------- --------------
        Net cash used by operating activities                        (4,001)        (2,856)
                                                              -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                           (357)        (1,165)
  Purchase of patents and trademarks                                   (116)          (134)
  Proceeds from sale of property, plant, and equipment                    -            165
                                                              -------------- --------------
        Net cash used by investing activities                          (473)        (1,134)
                                                              -------------- --------------

Financing Activities:
  Net long-term borrowings                                            6,539          5,160
  Distribution to stockholders                                         (324)          (263)
  Purchase of treasury stock                                              -         (3,201)
  Proceeds from exercise of stock options                                57            813
                                                              -------------- --------------
        Net cash provided by financing activities                     6,272          2,509
                                                              -------------- --------------

Effect of exchange rate changes                                         (20)           111
                                                              -------------- --------------
Net change in cash and cash equivalents                               1,778         (1,370)

Cash and cash equivalents at beginning of period                      1,076          1,888
                                                              -------------- --------------

Cash and cash equivalents at end of period                          $ 2,854        $   518
                                                              ============== ==============

See notes to condensed consolidated financial statements.

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

     In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for such disclosures. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2005 Form 10-K.


Note 2 -- Contingencies

     The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on financial position, results of operations or liquidity.


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                     Three Months Ended                      Nine Months Ended
                                             -----------------------------------    -----------------------------------
                                               September 30       September 30        September 30       September 30
                                                   2006               2005                2006               2005
                                             ----------------   ----------------    ----------------   ----------------
Components of net periodic benefit cost:
Interest cost                                       $ 46,974           $ 51,057           $ 140,922          $ 153,172
Service cost                                           7,500              8,750              22,500             26,250
Expected return on plan assets                       (57,149)           (65,022)           (171,447)          (195,067)
Amortization of prior service costs                    2,194              2,194               6,582              6,582
Amortization of actuarial gain                        23,204             16,551              69,612             49,653
                                             --------------------------------------------------------------------------
                                                    $ 22,723           $ 13,530           $  68,169          $  40,590
                                             ==========================================================================


Note 4 -- Long Term Debt and Capital Structure

     The Company's revolving loan agreement, as amended, provides for borrowing up to $15 million with all amounts outstanding to be repaid by June 30, 2009. At September 30, 2006 and December 31, 2005, the Company had borrowings under the revolving loan agreement of $12,018,000 and $5,544,500, respectively. Based on the scheduled maturity date, the Company has classified these borrowings at September 30, 2006 as long-term.

     During the first nine months of 2006, the Company issued 14,000 shares of common stock upon the exercise of outstanding stock options with proceeds of $56,780.

                                      (7)

Note 5-- Non-Recurring Charge

     In the quarter ended September 30, 2005, the Company accrued a charge of $1.5 million related to the estimated costs to demolish the Company's former manufacturing facility located in Bridgeport, CT, and to remove certain environmentally hazardous material contained in the buildings to be demolished. The estimated costs were based on a third party contractor's estimate. During the third quarter 2006, demolition of the buildings was completed and the Company is currently exploring its options to sell the property.

     As of September 30, 2006, the Company had approximately $275,000 remaining in its accrual for demolition costs for the former manufacturing facility, which the Company expects to pay during the fourth quarter of 2006. Please refer to Company's Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion.


Note 6-- Segment Information

     The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include:
(1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; consequently, management reviews the financial results of both segments on a consolidated basis. Therefore, the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment called the "United States" operating segment herein. The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

     The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

                                                   Three months ended                Nine months ended
                                                      September 30                      September 30
Sales to external customers:                      2006           2005               2006           2005
                                             -------------  -------------      -------------  -------------
       United States                             $ 11,999       $ 10,608           $ 34,916      $ 30,466
       Canada                                       1,964          1,746              5,876         5,297
       Europe                                       1,569          1,046              3,983         3,124
                                             -------------  -------------      -------------  -------------
       Consolidated                              $ 15,532       $ 13,400           $ 44,774      $ 38,887
                                             =============  =============      =============  =============

Operating Income:
       United States                             $  2,070       $    396           $  5,797      $  3,375
       Canada                                         193            130                583           452
       Europe                                        (145)           (19)              (536)          (24)
                                             -------------  -------------      -------------  -------------
       Consolidated                              $  2,118       $    507           $  5,844      $  3,803
                                             =============  =============      =============  =============



                                              September 30    December 31
Assets by segment                                 2006           2005
                                             -------------  -------------
       United States                             $ 28,481       $ 21,735
       Canada                                       6,174          3,900
       Europe                                       4,069          2,559
                                             -------------  -------------
       Consolidated                              $ 38,724       $ 28,194
                                             =============  =============

                                      (8)

Note 7 - Stock Based Compensation

     Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123--revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company adopted SFAS 123R using the modified-prospective methods, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and any grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for pro forma disclosures.

     The Company uses the Black-Scholes option pricing model to determine the fair value of employee and non-employee director stock options. The determination of the fair value of stock-based payment awards on the date of grant, using an option-pricing model, is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will not fully vest in accordance with applicable vesting requirements ("forfeitures").

     The Company estimates the expected term of options granted by evaluating various factors including the vesting period, historical employee information as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the forty-eight months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. In the third quarter of 2006, the Company modified its vesting schedule for new grants. Grants issued after June 30, 2006 vest at a rate of 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Options granted prior to July 1, 2006 vest at a rate of 25% one day after the date of grant and 25% on the day after the anniversary of the grant date in each of the next three years.

     The assumptions used to value option grants for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

                                   Three months ended                     Nine months ended
                                      September 30                           September 30
                           -----------------------------------    ----------------------------------
                                    2006              2005                 2006              2005
                           ----------------- -----------------    ----------------- -----------------
Expected life in years                 5                 5                  4-5                 5
Interest rate                       4.91%             4.15%         4.32 - 4.91%      3.72 - 3.90%
Volatility                          0.33              0.35            .33 - .34       0.35 - 0.39
Dividend yield                      0.80%             0.70%         0.80 - 0.90%             0.70%

                                      (9)

     Total stock-based compensation recognized on the Company's consolidated statement of operations for the three and nine months ended September 30, 2006 is $48,313 and $221,685, respectively. As of September 30, 2006, there was approximately $423,967 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees. As of September 30, 2006, the remaining unamortized expense is expected to be recognized over a weighted average period of 1.9 years.

     The pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and nine months ended September 30, 2005 has been disclosed previously in the Company's footnotes under provisions of SFAS 123. The previously-disclosed pro forma information, as adjusted to reflect a 36 month, instead of a 48 month option vesting schedule, is presented below.

                                                     Three Months Ended      Nine Months Ended
                                                     September 30, 2005     September 30, 2005
                                                     ------------------     ------------------
Net income, as reported                                      $ 200,101            $ 2,164,000
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related income tax effects
                                                     ------------------     ------------------
Pro forma net income                                         $ 151,767            $ 1,863,962
                                                     ==================     ==================
Net income per share:
Basic-as reported                                            $    0.06            $      0.62
Basic-pro forma                                              $    0.04            $      0.53

Diluted-as reported                                          $    0.05            $      0.57
Diluted-pro forma                                            $    0.04            $      0.49


Note 8 - Comprehensive Income

     Comprehensive income for the three and nine months ended September 30, 2006 and September 30, 2005 consisted of the following:

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30                September 30
                                                            -------------------------  --------------------------
                                                                2006         2005          2006         2005
                                                            ------------ ------------  ------------ ------------
Net Income                                                       1,225          200         3,490        2,164
Other comprehensive (loss) income  -
  Foreign currency translation                                     (31)         269           192          173
  Change in fair value of derivative financial instrument                        (2)                        55
                                                            ------------ ------------  ------------ ------------
Comprehensive income                                           $ 1,194      $   467       $ 3,683      $ 2,392
                                                            ============ ============  ============ ============

                                      (10)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. See the more detailed discussion of such factors which is set forth in Item 1A "Risk Factors", of Part 1 of the Company's Form 10-K. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except as follows:

     Accounting for Stock-Based Compensation. In the first quarter of 2006, the Company began accounting for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R. ("SFAS 123R") The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and, consequently, the related amount recognized on the consolidated statements of operations. Refer to Note 7 "Stock Based Compensation" in the Notes to Condensed Consolidated Financial Statements in this report for a more detailed discussion of the effects of SFAS 123R on our results of operations and financial condition.

Results of Operations

Net Sales

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school season. Consolidated net sales for the three months ended September 30, 2006 were $15,532,000 compared with $13,400,000 in the same period of 2005, a 16% increase. Consolidated net sales for the nine months ended September 30, 2006 were $44,774,000, compared with $38,887,000 for the same period in 2005, a 15% increase (14% at constant currency). Net sales for the three months ended September 30, 2006 in the U.S. operating segment increased 13%. Net sales in the European and Canadian operating segments increased 50% (43% at constant currency) and 12% (5% at constant currency), respectively. Net sales for the nine months ended September 30, 2006 in the U.S., European and Canadian operating segments increased 15%, 27% (29% at constant currency) and 11% (2% at constant currency), respectively. The increase in the U.S. segment is the result of sales initiatives with several major retailers and superstores, entry into the pencil sharpener market and market share gains. Sales in Europe were positively impacted by new sales to a large pan-European superstore and an expanded product line with a major European retailer.

                                      (11)

Gross Profit

     Gross profit for the three months ended September 30, 2006 was $6,624,000 (42.6% of net sales) compared to $6,166,000 (46.0% of net sales) for the same period in 2005. Gross profit for the nine months ended September 30, 2006 was $19,604,000 (43.8% of net sales), compared to $17,758,000 (45.7% of net sales)
in the same period of 2005. The lower margins for the three and nine months ended September 30, 2006 are primarily the result of higher sales of items in the highly competitive back to school market and the introduction of new private label programs in the U.S. and Europe, which yield lower margins. Also contributing to the decline were expedited freight costs and other expenses associated with the new business in Europe.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2006 were $4,506,000 (29.0% of net sales), compared with $4,159,000 (31.0% of net sales) for the same period in 2005, an increase of $347,000. SG&A expenses for the nine months ended September 30, 2006 were $13,760,000 (30.7% of net sales) compared with $12,455,000 (32.0% of net sales)
in the comparable period of 2005. The increases in SG&A expenses for the three and nine months ended September 30, 2006 are primarily the result of the addition of sales, marketing, logistics and quality control personnel and higher sales commissions and freight costs associated with higher sales. SG&A expense includes stock compensation of $48,313 and $221,685 for the three and nine months ended September 30, 2006, respectively.

Operating Income

     Operating income for the three months ended September 30, 2006 was $2,118,000, compared with $507,000 in the same period of 2005. Operating income for the nine months ended September 30, 2006 was $5,844,000, as compared to $3,803,000 in the same period of 2005; operating income in the U.S. segment for the three and nine months ended September 30, 2006 increased by $1,674,000 and $2,422,000, respectively. Excluding the $1,500,000 non-recurring charge in the third quarter of 2005, operating income for the three and nine months ended September 30, 2005 increased by $174,000 and $922,000, respectively; operating income in Canada for the three and nine months ended September 30, 2006 increased by $63,000 and $131,000 or 49% and 29%, respectively, due to improved gross margins. The European operating loss increased during the three and nine months ended September 30, 2006 by $126,000 and $512,000, respectively, primarily due to expedited freight costs and other expenses associated with the launch of the new customer programs.

Interest Expense

     Interest expense for the three months ended September 30, 2006 was $207,000, compared with $83,000 for the same quarter of 2005, an increase of $124,000. Interest expense for the nine months ended September 30, 2006 was $462,000, as compared to $139,000 for the same period in 2005. The increases in interest expense were primarily the result of higher borrowings under the Company's bank revolving credit facility to fund inventory purchases, and to demolish a former manufacturing site, and a higher applicable LIBOR interest rate.

Other (Income) Expense, Net

     Net other income was $35,000 in the third quarter of 2006 compared to net other expense of $86,000 in the third quarter of 2005. Net other income was $149,000 in the first nine months of 2006 compared to net other expense of $232,000 in the first nine months of 2005. The change to income in the 2006 periods, from expense in the 2005 periods are primarily due to increased gains from foreign currency transactions in the first nine months of 2006 compared to losses from foreign currency transactions in the first nine months of 2005.

                                      (12)

Income Taxes

     The effective tax rate in the first nine months of 2006 and 2005 was 37%.


Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                      September 30, 2006   December 31, 2005
                                      ---------------------------------------
Working capital                           $ 26,721,458        $ 16,325,098
Current ratio                                     4.44                3.17
Long term debt to equity ratio                    68.4%               39.7%

     During the first nine months of 2006, total debt outstanding under the Company's modified revolving loan agreement increased by $6,473,000 compared to total debt at December 31, 2005, principally as a result of the buildup of inventory in anticipation of future business and payments associated with the demolition of the Company's former manufacturing site located in Bridgeport, CT (approximately $1.2 million). Also contributing to the increased borrowing was a reduction in cash flow which resulted from the extended payment terms granted to customers as part of the Company's Back to School program. Payments for sales of product during that program are generally due October 1. Refer to Note 5 "Non-Recurring Charges" in the Notes to Condensed Consolidated Financial Statements in this report for further information regarding the demolition of the Company's former manufacturing facility.


     On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date from September 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as the relaxation of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and other purposes. As of September 30, 2006, $12,018,000 was outstanding and $2,982,000 was available for borrowing under the Modified Loan Agreement. The remaining estimated demolition costs of approximately $275,000 related to the former manufacturing site will be paid with funds to be borrowed under the Modified Loan Agreement.

     The Company anticipates that cash generated from operating activities, together with funds available under the Modified Loan Agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

                                      (13)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Recently Issued Accounting Standards

     In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). SFAS 158 is effective for the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on our consolidated financial statements.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company's 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of September 30, 2006, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, this internal control.

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

          Exhibit 31.1 Certification of Walter C. Johnsen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2 Certification of Paul G. Driscoll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 Certification of Walter C. Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2 Certification of Paul G. Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:  November 7, 2006



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  November 7, 2006

                                      (16)