Form 10-K
period 2006-12-31
ACME UNITED CORP
filed 2007-03-15
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $39,924,671. Registrant had 3,538,833 shares outstanding as of March 1, 2007 of its $2.50 par value Common Stock.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 23, 2007 is incorporated into the Company's 2006 10-K, Part III.

                                                                             (2)

                                                                           Page
                                                                           ----

 Part I

    Item 1.  Business                                                         4

    Item 1A. Risk Factors                                                     5

    Item 1B. Unresolved Staff Comments                                        7

    Item 2.  Properties                                                       7

    Item 3.  Legal Proceedings                                                8

    Item 4.  Submission of Matter to a Vote of Security Holders               8

 Part II

    Item 5.  Market for the Company's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                9

    Item 6.  Selected Financial Data                                         10

    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk      16

    Item 8.  Financial Statements and Supplementary Data                     18

    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        38

    Item 9A. Controls and Procedures                                         38

    Item 9B. Other Information                                               38

 Part III

    Item 10. Directors, Executive Officers and Corporate Governance          38

    Item 11. Executive Compensation                                          39

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      40

    Item 13. Certain Relationships and Related Transactions, and
             Director Independence                                           40

    Item 14. Principal Accountant Fees and Services                          40

 Part IV

    Item 15. Exhibits and Financial Statement Schedules                      41

             Schedule II - Valuation and Qualifying Accounts

             Signatures                                                      44


                                                                             (3)

PART I
Item 1.  Business

General
-------
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office and industrial markets. The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, manufacturing, marketing, sales, administrative and distribution activities. The operation in Asia is involved in sourcing, quality control and sales activities. Net sales in 2006 were the following: United States - $44.3 million, Canada - $7.3 million, and Europe - $5.2 million.

The Company has grouped its operations into three reportable segments based on the Company's geographical organization and structure, (1) United States (which includes its Asian operations); (2) Canada and (3) Europe. The Company sells cutting devices, measuring instruments and safety products for school, office, home and industrial use in the United States, Canada and Europe. The Company competes with many companies in each market and geographic area. The major competitor in the cutting category is Fiskars Corporation. The major competitor in the measuring category is Helix International Ltd. The major competitor in the safety category is Johnson and Johnson. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

Business Strategy

The Company's business strategy includes the following key elements:

o a commitment to technological innovation achieved through consumer insight, creativity and speed to market;
o    a broad selection of products in both brand and private label;
o    prompt response and same-day shipping;
o    superior customer service; and
o    value pricing.

The Company markets and sells under three main brands - Westcott(TM), Clauss(TM) and PhysiciansCare(TM).

Principal Products

Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, hobby knives and blades, utility knives, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2005 and 2006 included proprietary titanium bonded scissors and trimmers, mechanical-assisted scissors, a new line of Clauss(TM) hot forged scissors, and electric and manual iPoint pencil sharpeners. Other new Clauss(TM) products in 2006 included True Professional(TM) sewing shears, utility knives, chef shears, hobby knives and craft implements. Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2006 included the iZone family of school tools - Twist-it(TM) rulers, erasers, tape measures, staple removers and math tools. Products introduced in 2005 included a new line of Westcott tearing rulers and professional grade aluminum rulers. Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. New PhysiciansCare(TM) products included a one-stop relief station featuring pre-packaged two-packs of analgesics, stomach remedies, cough and cold, and allergy/sinus medications. Also introduced were an innovative hand sanitizer and the soft-sided E-Z Care(TM) First Aid Kit. Products introduced in 2005 included new Physicians Care(TM) branded over-the-counter medications.

                                                                             (4)

Product Distribution

Independent manufacturer representatives and direct sales are primarily used to sell the Company's line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists and mass market retailers. The Company had two customers with sales of 10% or more of total sales in 2006 and three customers with sales of 10% or more of total sales in 2005 and 2004. Sales to those major customers represented approximately 29% of total net sales in 2006, 41% of total net sales in 2005 and 43% of total net sales in 2004.

Traditionally, the Company's sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.


Other
-----
Environmental Rules and Regulations - The Company believes that it is in compliance with applicable environmental laws. The Company believes that there are no environmental matters that could have a significant financial impact. The Company believes no major adverse financial impact is expected to result from compliance with current environmental rules and regulations.

Employment - As of December 31, 2006, the Company employed 120 people, all of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.


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

     o    industry demand fluctuations.

The Company's expectations for both short- and long-term future net revenues are based on the Company's estimates of future demand. Orders from the Company's principal customers are ultimately based on demand from end-users and such prospective end-user demand can be difficult to measure. Low end-user demand, would negatively affect orders the Company receives from distributors and other principal customers and this would mean that the Company's revenues in any fiscal period could be adversely impacted. If the Company's estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins will be adversely affected.

A number of the Company's products are sold through distributors and large retailers. No assurances can be given that any or all such distributors or retailers will continue their relationship with the Company. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and the Company's inability to reduce expenses to compensate for the loss of revenues could adversely affect the Company's net revenues and profit margins.

LOSS OF A MAJOR CUSTOMER COULD RESULT IN A DECREASE IN THE COMPANY'S FUTURE SALES AND EARNINGS.
Net sales to the Company's customers exceeding 10% of consolidated net sales amounted to approximately 29%, 41% and 43% of total net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of our total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of our future sales and earnings.

                                                                             (5)

RELIANCE ON FOREIGN SUPPLIERS COULD NEGATIVELY IMPACT OUR BUSINESS.
The Company purchases the majority of its products from foreign manufacturing partners and, as a result, its business is exposed to increased risks due to:
     o    Increases in transportation costs;
     o    New or increased import duties;
     o    Transportation delays;
     o    Work stoppages;
     o    Capacity constraints;
     o    Poor quality;
     o Exchange rate fluctuations that could increase the cost of foreign manufactured goods.

THE LOSS OF KEY MANAGEMENT COULD AFFECT THE COMPANY'S ABILITY TO RUN ITS
BUSINESS.
The Company's success depends to a large extent on the continued service of our executive management team, operating officers and other key personnel. The Company must therefore continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth.

The Company's inability to meet its staffing requirements in the future could negatively impact its results of operations.

FAILURE TO PROTECT THE COMPANY'S PROPRIETARY RIGHTS OR THE COSTS OF PROTECTING THESE RIGHTS COULD NEGATIVELY IMPACT ITS BUSINESS.
The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and processes. The Company obtained certain domestic and foreign patents, and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company's products will be issued, in which case the Company may not be able to legally prevent others from producing compatible competing products. If other companies were to sell compatible products, the Company's results of operations could be adversely affected. Furthermore, there can be no assurance that the Company's efforts to protect its intellectual property will be successful. Any infringement of the Company's intellectual property or legal defense of such action could have a material adverse effect on the Company.

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND ITS OPERATIONS.
The Company's management believes, under current conditions, that the Company's current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with Wachovia Bank, will be sufficient to fund planned operations for the next twelve months. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or respond to competitive pressures.

WE MAY NOT BE ABLE TO MAINTAIN OR TO RAISE PRICES IN RESPONSE TO INFLATION AND INCREASING COSTS.
Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items. The inability to pass these costs through to the Company's customers could have a negative impact on our results of operations.

THE COMPANY IS SUBJECT TO INTENSE COMPETITION IN THE OFFICE PRODUCTS
MARKETPLACE.
The Company's products are sold in highly competitive markets. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors' prices to retain business or market share. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company's success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of the Company's products.

                                                                             (6)

PRODUCT LIABILITY CLAIMS OR REGULATORY ACTIONS COULD ADVERSELY IMPACT THE COMPANY'S FINANCIAL RESULTS AND REPUTATION.
Claims for losses or injuries purportedly caused by some of the Company's products arise in the ordinary course of its business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company's reputation in the marketplace or the value of its brands. The Company also could be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy.

THE COMPANY'S BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH SEASONALITY WHICH COULD ADVERSELY IMPACT ITS CASH FLOW, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
The Company's business, as it concerns both historical sales and profit, has experienced higher sales volume in the second and third quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry's customers and the Company's product line. The Company is a major supplier of products related to the "back-to-school" season, which occurs principally during the months of June, July, August and September. If this typical seasonal increase in sales of certain portions of the Company's product line does not materialize, it could experience a material adverse effect on its business, financial condition and results of operations.

TO COMPETE SUCCESSFULLY, THE COMPANY MUST DEVELOP AND COMMERCIALIZE A CONTINUING STREAM OF INNOVATIVE NEW PRODUCTS THAT CREATE CONSUMER DEMAND.
The Company's long-term success in this competitive environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company's products. The Company's strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth results.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL REGULATION AND ENVIRONMENTAL RISKS.
The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could, have a material adverse effect on the Company's financial condition or results of operations.

Item 1b. Unresolved Staff Comments

The Company had no unresolved Securities and Exchange Commission staff comments as of December 31, 2006.


Item 2.  Properties

Acme United Corporation is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company also leases 1,825 square feet of office space in Bentonville, AR. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 205,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada. Distribution for Europe is presently being conducted at a 35,000 square foot owned facility in Solingen, Germany. The Company also leases 2,100 square feet of office space in Hong Kong, and 1,500 square feet in Guangzhou, China.

                                                                             (7)

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.


Item 3.  Legal Proceedings

The Company is involved, from time to time, in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2006.

                                                                             (8)

PART II
Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                                                   Dividends
   Year Ended December 31, 2006         High           Low         Declared
   ------------------------------- -------------- -------------- -------------
   Fourth Quarter                      $15.25         $13.70        $ .03
   ------------------------------- -------------- -------------- -------------
   Third Quarter                        15.97          13.30          .03
   ------------------------------- -------------- -------------- -------------
   Second Quarter                       16.10          14.00          .03
   ------------------------------- -------------- -------------- -------------
   First Quarter                        14.35          12.14          .03
   ------------------------------- -------------- -------------- -------------

   ------------------------------- -------------- -------------- -------------
   Year Ended December 31, 2005
   ------------------------------- -------------- -------------- -------------
   Fourth Quarter                      $16.15         $13.01        $ .03
   ------------------------------- -------------- -------------- -------------
   Third Quarter                        20.90          12.75          .03
   ------------------------------- -------------- -------------- -------------
   Second Quarter                       21.00          13.30          .03
   ------------------------------- -------------- -------------- -------------
   First Quarter                        19.75          12.27          .02
   ------------------------------- -------------- -------------- -------------

As of March 7, 2007 there were approximately 1,766 holders of record of the Company's Common Stock.


Performance Graph

The graph compares the yearly cumulative total shareholder return on the Company's Common Stock with the yearly cumulative total return of (a) the AMEX Market Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the American Stock Exchange, and (ii) have a market capitalization of $45 million to $55 million.

The Company does not believe it can reasonably identify a peer group of companies on an industry or line-of-business basis for the purpose of developing a comparative performance index. While the Company is aware that some other publicly-traded companies market products in the Company's line-of-business, none of these other companies provide most or all of the products offered by the Company, and many offer other products or services as well. Moreover, some of these other companies that engage in the Company's line-of-business do so through divisions or subsidiaries that are not publicly-traded. Furthermore, many of the other companies are substantially more highly capitalized than the Company. For these reasons, any such comparison would not, in the opinion of the Company, provide a meaningful index of comparative performance.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company's Common Stock.

                                                                             (9)

                             (Printer: Insert Graph)

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                            AMONG ACME UNITED CORP.,
                      AMEX MARKET NDEX AND PEER GROUP INDEX

--------------------------------FISCAL YEAR ENDING------------------------------

                         2001      2002      2003      2004      2005      2006

ACME UNITED CORP.      100.00     96.41    138.46    404.60    362.12    376.86
PEER GROUP INDEX       100.00     82.68    112.59    119.61    109.86    103.67
AMEX MARKET INDEX      100.00     96.01    130.68    149.65    165.03    184.77

                     ASSUMES $100 INVESTED ON JAN. 1, 2001
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2006



Issuer Purchases of Equity Securities

On October 4, 2005, the Company announced a stock repurchase program of 150,000 shares. The program does not have an expiration date. The Company did not repurchase any of its shares during 2006. As of December 31, 2006, there were 125,000 shares available for purchase under the announced repurchase program.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                                           2006         2005         2004         2003         2002
-------------------------------------------------------------------------------------------------------------------
Net sales                                              $ 56,863     $ 49,947     $ 43,381     $ 34,975     $ 30,884
-------------------------------------------------------------------------------------------------------------------
Net income                                             $  3,886     $  2,937     $  3,238     $  1,222     $    660
-------------------------------------------------------------------------------------------------------------------
Total assets                                           $ 35,021     $ 28,194     $ 22,967     $ 19,743     $ 17,614
-------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                   $ 10,221     $  5,577     $  1,434     $  2,752     $  2,032
-------------------------------------------------------------------------------------------------------------------
Net income
   Per share (Basic)                                   $   1.11     $   0.84     $   0.96     $   0.37     $   0.19
   Per share (Diluted)                                 $   1.05     $   0.78     $   0.85     $   0.34     $   0.19
Dividends per share                                    $   0.12     $   0.11     $   0.06     $      -     $      -

                                                                            (10)

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

Revenue Recognition. The Company recognizes revenue from sales of its products when ownership transfers to the customers. When right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists.

Intangible Assets. Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2006 is 14 years. The Company reviews the value recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires the Company to make estimates about the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets. During 2006, the net book value of the Company's intangible assets increased to $877,796 from $769,852.

                                                                            (11)

Accounting for Stock-Based Compensation. In the first quarter of 2006, the Company began accounting for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R. ("SFAS 123R") The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion of the effects of SFAS 123R on the Company's results of operations and financial condition.


Results of Operations 2006 Compared with 2005

Net Sales
---------
Net sales increased $6,916,618 or 14% (13% in constant currency) in 2006 to $56,862,992 compared to $49,946,374 in 2005. The U.S. segment sales increased by $5,223,000 or 13%. Sales increased in Canada by $501,235 or 7% and constant in local currency. European sales increased by $1,183,024 or 29% and 28% in local currency.

The increase in sales in the U.S. segment is principally the result of sales initiatives with several major retailers and superstores, entry into the pencil sharpener market and market share gains. The major driver in new product sales was the expansion of the Company's patented titanium bonded products including scissors, trimmers and knives and the introduction of the Clauss brand titanium Chef Shears. The other major new product introduction was the iPoint electric pencil sharpeners. Other new product sales included mechanical-assisted scissors, new Clauss(TM) True Professional(TM) sewing shears and the iZone family of school tools - Twist-it(TM) rulers, erasers, tape measures, staple removers and math tools.

The 29% sales increase in Europe was due to new sales to a large pan-European superstore and an expanded product line with a major European retailer.


Gross Profit
------------
Gross profit was 43% of net sales in 2006 as compared to 45% 2005. The lower gross margin was principally due to higher sales of private label programs which typically provide commodity items at very competitive prices, particularly in Europe. There were also a number of promotional and initial set up expenses for new business in Europe that reduced margins.


Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses were $17,869,753 in 2006 compared with $15,512,488 in 2005, an increase of $2,357,265. SG&A expenses were 31% of net sales in both 2006 and 2005. Higher sales commission and freight costs associated with higher sales amounted to $370,000. Other major contributors to the increase in SG&A expenses were market research, new product development and the addition of sales, marketing and logistic personnel. SG&A expense includes stock compensation of $275,540 in 2006, resulting from the grant of stock option to employees and directors.

Non-Recurring Charge
--------------------
In the quarter ended September 30, 2005, the Company accrued a charge of $1.5 million related to the estimated costs to demolish the Company's former manufacturing facility located in Bridgeport, CT, and to remove certain environmentally hazardous material contained in the buildings to be demolished. The estimated costs were based on a third party contractor's estimate. Actual expenses were not materially different from original estimates. During the third quarter 2006, demolition of the buildings was completed and all costs previously accrued were paid by December 31, 2006. The Company is currently exploring its options to sell the property.

Operating Income
----------------
Operating income was $6,713,020 in 2006 compared with $5,342,201 in 2005, an increase of $1,370,819. The increase is primarily attributable to the $1,500,000 charge on the Bridgeport property in 2005 with no comparable charge in 2006. Operating income increased in Canada by $104,000 or 21%. The European operating loss increased by approximately $858,000. The results of the European operations were negatively impacted by expedited freight costs and other costs associated with the launch of new customer programs.

                                                                            (12)

Interest Expense, Net
---------------------
Interest expense for 2006 was $615,500 compared with $234,868 for 2005, a $380,632 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving loan agreement.

Other Income (Expense), Net
---------------------------
Net other income was $251,557 in 2006 compared to net other expense of ($341,267) in 2005. The change from 2005 is primarily due to higher foreign exchange transaction gains and income from a license agreement in 2006.

Income Tax
----------
The effective tax rate in 2006 was 39% compared to 38% in 2005. The effective tax rate was impacted by higher losses in Europe in 2006 compared to 2005 for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries. This was partially offset by lower tax rates in a tax jurisdiction outside of the U.S.


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

                                                                            (13)

Non-Recurring Charge
--------------------
The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the Bridgeport property as a manufacturing facility in September 1996 and operations were consolidated into Acme's North Carolina facility. For approximately the next two years, the Company continued to pay property taxes, insurance, maintenance and other operating costs which totaled approximately $107,000 annually and the Company leased a small part of the property for $32,000 resulting in a net cost of $75,000 annually. In October 1998, the Company leased the entire property to an unrelated commercial real estate company for a term of 24 years. The lease had provided for the payment of one dollar ($1.00) per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. At the time, Acme considered the cost savings from leasing the property, for which Acme had no specific use, an appropriate basis for the arrangement.

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

The estimated costs were based on a third party contractor's estimate. Actual costs incurred in 2005 and 2006 approximated the original estimates recorded in the quarter ended September 30, 2005.

                                                                            (14)

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

Interest Expense, Net
---------------------
Interest expense for 2005 was $234,868 compared with $157,335 for 2004, a $77,533 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving credit agreement.

Other (Expense) Income, Net
---------------------------
Net other expense was ($341,267) in 2005 compared to net other income of $7,203 in 2004. The change from 2004 is primarily due to higher foreign exchange transaction losses in 2005.

Income Tax
----------
The effective tax rate in 2005 was 38% compared to 39% in 2004. The lower effective tax rate is principally due to lower losses in Europe for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries.


Contractual Obligations
-----------------------
The following table summarizes the amounts of payments due during the periods specified under the Company's contractual obligations as of December 31, 2006:

                                                                             Payments Due by Period
(dollars in thousands)                                             ------------------------------------------
Contractual                                                        Less than     2--3       4--5    More than
  Obligations                                                        1 Year     Years      Years     5 Years
-------------                                                      ---------  ---------  ---------  ---------
Long-Term Debt Obligations........................................    $    9    $10,198     $   11     $    8

Operating Lease Obligations.......................................       466        621        264          -
                                                                   ---------  ---------  ---------  ---------
Total.............................................................    $  475    $10,819     $  275     $    8
                                                                   =========  =========  =========  =========

Off-Balance Sheet Transactions
------------------------------
The Company did not engage in any off-balance sheet transactions during 2006.

Liquidity and Capital Resources
-------------------------------
The Company's working capital, current ratio and long-term debt to equity ratio follow:
                                                          2006          2005
--------------------------------------------------------------------------------
Working Capital                                       $25,560,449   $16,325,098
Current Ratio                                                5.31          3.17
Long-Term Debt to Equity Ratio                              56.4%         39.7%

The increase in working capital in 2006 is attributable to a 25% increase in inventory. Inventory turnover decreased from 2.6 in 2005 to 2.2 in 2006, calculated using a twelve month average inventory balance. The inventory buildup was mainly in response to anticipated product demand and increased customer specific inventory. Additionally, given the lengthy lead times associated with product availability and our customer's requirements for complete and on-time deliveries, the Company's management decided to increase inventory levels.

The average number of days sales outstanding in accounts receivable was 64 days in 2006 and 59 days in 2005. The increase is due to higher sales to customers receiving more favorable payment terms.

                                                                            (15)

Total debt in 2006 increased by $4,639,066 compared to total debt at December 31, 2005, principally as a result of the buildup of inventory and receivables and payment for the demolition of the former manufacturing facility located in Bridgeport, CT.

On March 6, 2006, the Company modified its revolving loan agreement with Wachovia Bank (the "Modified Loan Agreement"). The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date from September 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as the relaxation of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and other purposes. As of December 31, 2006, $10,187,245 was outstanding and $4,812,755 was available for borrowing under the Modified Loan Agreement.

Due to the provisions of the Modified Loan Agreement, the Company, among other things, is restricted with respect to additional borrowings, investments, mergers and property and equipment purchases. Further, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants under the Modified Loan Agreement as of and through December 31, 2006 and believes these financial covenants will continue to be met for the remainder of the term of the facility.

Capital expenditures during 2006 and 2005 were $564,887 and $1,430,530, respectively which were, in part, financed with debt. Included in the 2005 capital expenditures was $455,000 associated with the capitalization of a lease termination and associated costs (Refer to Note 19 "Non-Recurring Charge" for additional information). Capital expenditures in 2007 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities together with funds available under the Modified Loan Agreement, is expected, under current conditions, to be sufficient to finance the Company's planned operations for the next twelve months.


Recently Issued Accounting Standards
------------------------------------
In June 2006, the FASB issued Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109". FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". SFAS No. 158 requires that employers recognize, on a prospective basis, the funded status of defined benefit pension and other postretirement benefit plans on their consolidated balance sheets and recognize, as a component of other comprehensive income
(loss) net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company adopted SFAS No. 158 as of December 31, 2006, and it did not have a material impact on its consolidated financial position and results of operations.

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

The Company's debt portfolio and associated interest rates follow:

(dollars in thousands)
                                2007      2008       2009      2010      2011      Thereafter   Total    Fair Value
-------------------------------------------------------------------------------------------------------------------
Long-term Debt (including current portion):
  Amount at fixed rate            $9        $5         $5        $5        $5          $10        $39          $39
  Average interest rate         6.5%      6.5%       6.5%      6.5%      6.5%         0.0%       6.5%
  Amount at variable rate         $0        $0    $10,187        $0        $0           $0    $10,187      $10,187
  Average interest rate         0.0%      0.0%       6.3%      0.0%      0.0%         0.0%       0.0%

                                                                            (16)

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

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically 90 days to a year. Because the contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying such transaction. The Company's Canadian subsidiary previously entered into a forward foreign exchange contract to reduce the risk of inventory purchases in a currency other than its functional currency, the Canadian dollar. The Company hedged the risk of foreign currency fluctuations for approximately $1.5 million of inventory purchases in 2005 by the Canadian subsidiary. The foreign exchange contract expired at December 31, 2005. Adjustments to the fair value were reported as a component of accumulated other comprehensive loss in the statement of changes in stockholders' equity.

The Company does not enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

Inflation
---------
Inflation had a negligible effect on the Company's operations during 2006 and 2005. The Company estimates that any inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

                                                                            (17)

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the years ended December 31,
                                                                    -----------------------------------------------
                                                                            2006           2005            2004
                                                                    -----------------------------------------------
Net sales                                                              $ 56,862,992   $ 49,946,374    $ 43,380,648

Costs and expenses:
   Cost of goods sold                                                    32,280,219     27,591,685      23,728,118
   Selling, general and administrative expenses                          17,869,753     15,512,488      14,162,082
   Provision for loss on property demolition                                      -      1,500,000               -
                                                                    -----------------------------------------------
Operating income                                                          6,713,020      5,342,201       5,490,448

Non operating items:
  Interest expense, net                                                     615,500        234,868         157,335
  Other income (expense), net                                               251,557       (341,267)          7,203
                                                                    -----------------------------------------------
  Income before income taxes                                              6,349,077      4,766,066       5,340,316
  Income tax expense                                                      2,463,415      1,828,756       2,101,911
                                                                    -----------------------------------------------
Net income                                                             $  3,885,662   $  2,937,310    $  3,238,405
                                                                    ===============================================

Earnings per share:
    Basic                                                              $       1.11   $       0.84    $       0.96
    Diluted                                                            $       1.05   $       0.78    $       0.85

See accompanying notes.

                                                                            (18)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                 December 31,    December 31,
                                                                     2006            2005
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  3,838,172    $  1,076,489
   Accounts receivable, less allowance                             10,852,037       9,391,546
   Inventories                                                     15,677,294      12,530,454
   Deferred income taxes                                              273,919         324,919
   Prepaid expenses and other current assets                          845,640         541,991
                                                              --------------------------------
Total current assets                                               31,487,062      23,865,399

Property, plant and equipment:
   Land                                                               158,902         152,363
   Buildings                                                        2,777,599       2,953,515
   Machinery and equipment                                          7,006,219       6,525,213
                                                              --------------------------------
Total property, plant and equipment                                 9,942,720       9,631,091
Less: accumulated depreciation                                      7,402,675       6,845,051
                                                              --------------------------------
Net property, plant and equipment                                   2,540,045       2,786,040
Goodwill                                                               88,828          88,828
Intangible assets, less accumulated amortization                      877,796         769,852
Intangible pension asset                                                    -          87,760
Deferred income taxes                                                  27,235         596,087
                                                              --------------------------------
Total assets                                                     $ 35,020,966    $ 28,193,966
                                                              ================================

LIABILITIES
Current liabilities:
   Accounts payable                                              $  2,357,715    $  2,174,051
   Other accrued liabilities                                        3,660,252       3,859,100
   Accrual for property demolition                                          -       1,497,150
   Current portion of long-term debt                                    8,517          10,000
                                                              --------------------------------
Total current liabilities                                           5,929,851       7,540,301
Deferred income taxes                                                       -         140,774
Long-term debt, less current portion                               10,217,931       5,577,382
Other                                                                 645,192         870,515
                                                              --------------------------------
Total liabilities                                                  16,889,607      14,128,972

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
  shares; issued - 4,192,824 shares in 2006 and 4,161,824
  shares in 2005, including treasury stock                         10,482,060      10,404,560

Treasury stock, at cost,  678,991 shares in 2006 and 2005          (5,438,776)     (5,438,776)
Additional paid-in capital                                          3,013,667       2,623,887
Accumulated other comprehensive loss                                 (941,042)     (1,071,236)
Retained earnings                                                  11,015,450       7,546,559
                                                              --------------------------------
Total stockholders' equity                                         18,131,359      14,064,994
                                                              --------------------------------
Total liabilities and stockholders' equity                       $ 35,020,966    $ 28,193,966
                                                              ================================

See accompanying notes.

                                                                            (19)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                       Accumulated
                              Outstanding                                Additional       Other
                               Shares of       Common       Treasury       Paid-In    Comprehensive    Retained
                             Common Stock       Stock         Stock        Capital    Income (Loss)    Earnings       Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003     3,265,551   $ 9,132,030  $(1,621,813)   $ 2,028,574   $ (1,370,441)   $ 2,010,274  $ 10,178,624
Net income                                                                                              2,937,310     2,937,310
Translation Adjustment                                                                     328,028                      328,028
Change in fair value of
   derivative financial
   instruments                                                                             (82,268)                     (82,268)
Change in
   minimum pension
   liability                                                                               132,463                      132,463
Income taxes relating
   to minimum pension
   liability                                                                               (39,369)                     (39,369)
                                                                                                                    ------------
      Comprehensive income                                                                                            3,276,164
Distribution to shareholders                                                                             (214,800)     (214,800)
Issuance of common stock          196,700       491,750                     202,429                                     694,179
Purchase of treasury stock        (48,830)                  (252,798)                                                  (252,798)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004     3,413,421   $ 9,623,780 $ (1,874,611)   $ 2,231,003   $ (1,031,587)   $ 5,033,879  $ 13,982,464
Net Income                                                                                              2,937,310     2,937,310
Translation adjustment                                                                     170,432                      170,432
Change in fair value of
   derivative financial
   instruments                                                                              82,268                       82,268
Change in
   minimum pension
   liability                                                                              (471,532)                    (471,532)
Income taxes relating
   to minimum pension
   liability                                                                               179,183                      179,183
                                                                                                                    ------------
      Comprehensive income                                                                                            2,897,661
Tax benefit from exercise of
   employee stock options                                                   326,713                                     326,713
Distribution to shareholders                                                                             (424,630)     (424,630)
Issuance of common stock          312,312       780,780                      66,171                                     846,951
Purchase of treasury stock       (242,900)                (3,564,165)                                                (3,564,165)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005     3,482,833   $10,404,560 $ (5,438,776)   $ 2,623,887   $ (1,071,236)   $ 7,546,559  $ 14,064,994
Net Income                                                                                              3,885,662     3,885,662
Translation adjustment                                                                      52,438                       52,438
Change in
   minimum pension
   liability                                                                               125,413                      125,413
Income taxes relating
   to minimum pension
   liability                                                                               (47,657)                     (47,657)
                                                                                                                    ------------
      Comprehensive income                                                                                            4,015,856
Stock compensation expense                                                  275,540                                     275,540
Tax benefit from exercise of
   employee stock options                                                    82,986                                      82,986
Distribution to shareholders                                                                             (416,770)     (416,770)
Issuance of common stock           31,000        77,500                      31,255                                     108,755
Purchase of treasury stock                                         -                                                          -
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2006     3,513,833   $10,482,060 $ (5,438,776)   $ 3,013,672   $   (941,042)   $11,015,450  $ 18,131,359

See accompanying notes.

                                                                            (20)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                              For the years ended December 31,
                                                                    -----------------------------------------------
                                                                            2006           2005            2004
                                                                    -----------------------------------------------
Operating activities:
Net income                                                             $  3,885,662   $  2,937,310    $  3,238,405
Adjustments to reconcile net income to net
  cash (used) provided by operating activities
     Depreciation                                                           800,449        610,509         492,361
     Amortization                                                            34,679         42,263          29,986
     Stock compensation expense                                             275,540              -               -
     Deferred income taxes                                                  442,033       (462,621)        (56,958)
     Loss on disposal of property, plant and equipment                        4,378         64,254          59,156
     Tax benefit on stock options                                            82,986        326,713               -
     Changes in operating assets and liabilities
        Accounts receivable                                              (1,546,848)      (297,236)     (1,974,964)
        Inventories                                                      (2,940,755)    (4,248,853)        (64,949)
        Prepaid expenses and other current assets                          (329,249)       (71,910)       (213,326)
        Accounts payable                                                    146,571       (107,819)        540,792
        Other accrued liabilities                                        (1,678,844)       768,779       2,218,454
                                                                    -----------------------------------------------
Total adjustments                                                        (4,709,060)    (3,375,921)      1,030,552
                                                                    -----------------------------------------------
Net cash (used) provided by operating activities                           (823,393)      (438,611)      4,268,957
                                                                    -----------------------------------------------
Investing activities:
Purchase of property, plant and equipment                                  (564,887)    (1,430,530)       (443,330)
Purchase of patents and trademarks                                         (142,623)      (252,468)       (336,673)
Proceeds from sale of property, plant and equipment                          12,854        160,045          51,583
                                                                    -----------------------------------------------
Net cash used by investing activities                                      (694,657)    (1,522,953)       (728,420)
                                                                    -----------------------------------------------
Financing activities:
Net borrowings (repayments) of long-term debt                             4,634,611      4,159,274      (3,467,595)
Distributions to shareholders                                              (428,934)      (380,978)       (143,007)
Purchase of treasury stock                                                        -     (3,564,165)       (252,798)
Issuance of common stock                                                    108,755        846,951         694,179
                                                                    -----------------------------------------------
Net cash provided (used) by financing activities                          4,314,432      1,061,082      (3,169,221)
Effect of exchange rate changes                                             (34,699)        88,461         126,553
                                                                    -----------------------------------------------
Net change in cash and cash equivalents                                   2,761,683       (812,021)        497,869
Cash and cash equivalents at beginning of year                            1,076,489      1,888,510       1,390,641
                                                                    -----------------------------------------------
Cash and cash equivalents at end of year                               $  3,838,172   $  1,076,489    $  1,888,510
                                                                    ===============================================

Supplemental cash flow information
          Cash paid for income taxes                                   $  2,180,324   $  1,716,028    $  1,390,967
          Cash paid for interest                                       $    617,645   $    234,523    $    157,335

See accompanying notes.

                                                                            (21)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS
The operations of Acme United Corporation (the "Company") consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Europe. Principal products across all segments are scissors, shears, rulers, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction gains (losses), which are included in other (expense) income, net, were $149,791, in 2006, ($397,535) in 2005, and
($110,519) in 2004.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $116,811 in 2006 and $136,050 in 2005.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Asset Impairments - The Company evaluates the propriety of the carrying amounts of its long-lived assets, including goodwill, at least annually, or when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2006 is 14 years.

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) and therefore, no longer amortizes goodwill, but rather tests it annually for impairment. There was no impairment of goodwill at December 31, 2006 and December 31, 2005.

                                                                            (22)

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using enacted tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. When right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists.

Research and Development - Research and development costs ($306,422 in 2006, $244,904 in 2005, and $456,905 in 2004) are expensed as incurred.

Shipping Costs - Shipping costs ($2,496,981 in 2006, $2,310,596 in 2005, and $1,684,448 in 2004) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,292,250 in 2006, $1,252,366 in 2005, and $1,109,217 in 2004) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. In 2006 the Company had two customers with net sales exceeding 10% of consolidated net sales and three customers in both 2005 and 2004. Net sales to these customers amounted to approximately 19% and 10% in 2006, 18%, 12% and 11%, in 2005 and 18%, 14% and
11% in 2004.

Derivatives - The Company accounts for derivative financial instruments consistent with the requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, FASB Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and FASB Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. The Company recognizes all derivative financial instruments, such as interest rate swap contracts, forward foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income (loss) as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.


In June 2006, the FASB issued Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

                                                                            (23)

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires that an employer recognize, on a prospective basis, the funded status of its defined benefit pension and other postretirement benefit plans on its consolidated balance sheets, and recognize, as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company adopted SFAS No. 158 as of December 31, 2006, and it did not have a material impact on the consolidated financial position and results of operations.


Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Inventories

Inventories consist of:                          2006           2005
------------------------------------------------------------------------
Finished goods                              $ 14,709,418   $ 11,691,337
Work in process                                   62,675        116,377
Materials and supplies                           905,201        722,740
------------------------------------------------------------------------
                                            $ 15,677,294   $ 12,530,454
========================================================================

Inventories are stated net of valuation allowances for obsolescence of $405,963 in 2006 and $453,369 in 2005.

4.  Intangible Assets

Intangible assets consist of:                    2006           2005
------------------------------------------------------------------------
Deferred financing costs                    $     70,577   $     70,577
Patents                                          569,359        457,086
Trademarks                                       392,235        361,886
------------------------------------------------------------------------
                                               1,032,172        889,549
Accumulated amortization                         154,376        119,697
------------------------------------------------------------------------
                                            $    877,796   $    769,852
========================================================================

Amortization expense for deferred financing costs for the years ended December 31, 2006, 2005 and 2004 was $0, $12,658, and $13,615, respectively. Amortization expense for patents and trademarks for the years ended December 31, 2006, 2005 and 2004 was $34,679, $29,605, and $16,371, respectively. The estimated aggregate amortization expense for each of the next five succeeding years is as follows: 2007 - $36,615; 2008 - $36,615; 2009 - $36,615; 2010 - $36,615; and
2011 - $35,956.

5.  Other Accrued Liabilities

Other accrued liabilities consist of:            2006           2005
------------------------------------------------------------------------
Vendor rebates                              $  2,410,097   $  2,657,403
Accrual for demolition cost                            -      1,497,150
Other                                          1,895,348      2,072,212
------------------------------------------------------------------------
                                            $  4,305,445   $  6,226,765
========================================================================


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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement 158. Statement 158 required the Company to recognize the funded status of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

                                                                            (24)

The incremental effects of adopting the provision of Statement 158 were immaterial to the Company's statement of financial position at December 31, 2006. The adoption of Statement 158 had no effect on the Company's consolidated statement of income for the year ended December 31, 2006 or for any prior period presented, and it will not effect the Company's operating results in future periods.

The plan asset weighted average allocation at December 31, 2006 and December 31, 2005, by asset category, is as follows:

Asset Category                                   2006           2005
------------------------------------------------------------------------
Equity                                            68%            67%
Fixed Income                                      29%            30%
Other                                              3%             3%
------------------------------------------------------------------------
Total                                            100%           100%
========================================================================

The Company's investment policy is to minimize risk by balancing investments between equity and fixed income, utilizing a weighted average approach of 65% equity securities, 30% fixed income funds, and 5% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

For years ending December 31, 2006 and 2005, equity securities include 10,000 shares in each year, of the Company's Common Stock having a market value of $144,100 and $139,600 at those dates, respectively.

Other disclosures related to the pension plan follow:

                                                                         2006             2005
                                                                ----------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                            5.75%            5.50%
Changes in benefit obligation:
Benefit obligation at beginning of year                             $ (3,616,356)    $ (3,481,433)
Interest cost                                                           (187,284)        (204,229)
Service cost                                                             (30,000)         (35,000)
Actuarial loss                                                            92,624         (326,375)
Benefits and plan expenses paid                                          413,286          430,681
--------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                     (3,327,730)      (3,616,356)
--------------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                         3,070,541        3,452,495
Actual return on plan assets                                             253,229           48,727
Benefits and plan expenses paid                                         (413,286)        (430,681)
--------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                               2,910,484        3,070,541
--------------------------------------------------------------------------------------------------
Funded status                                                           (417,246)        (545,815)
==================================================================================================

Amounts recognized in Accumulated Other Comprehensive Income:
Net (gain) / loss                                                      1,231,335        1,435,732
Prior service cost / (credit)                                             78,984                -
--------------------------------------------------------------------------------------------------
Total                                                                  1,310,319        1,435,732
==================================================================================================

Accrued benefits costs are included in other accrued liabilities (non-current).

                                                                            (25)

                                                                         2006             2005            2004
==================================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                            5.50%            5.75%           6.00%
  Expected return on plan assets                                           8.00%            8.00%           8.00%
------------------------------------------------------------------------------------------------------------------
Components of net benefit expense:
Interest cost                                                         $  187,284       $  204,229      $  204,229
Service cost                                                              30,000           35,000          35,000
Expected return on plan assets                                          (230,819)        (260,089)       (257,424)
Amortization of prior service costs                                        8,776            8,776           8,776
Amortization of actuarial gain                                            89,363           66,204          67,972
------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                             $   84,604       $   54,120      $   58,553
==================================================================================================================

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined.

The following table discloses the change in other comprehensive income:

                                                                         2006             2005            2004
                                                                --------------------------------------------------
 Decrease (increase) in minimum liability included in
  other comprehensive income, excluding
  income tax effect                                                   $  204,397       $ (471,532)     $  132,463
(Increase) / decrease in Accumulated Other Comprehensive Income
  to reflect the Adoption of FAS 158                                  $  (78,984)

The following benefits, as appropriate, are expected to be paid:

2007                                                            $   368,164
2008                                                                375,095
2009                                                                367,313
2010                                                                350,056
2011                                                                332,020
Years 2012 - 2016                                                 1,415,486

The Company also has a qualified, non-contributory profit sharing plan covering substantially all United States employees. Annual Company contributions are determined by the Compensation Committee. For the years ended December 31, 2006, 2005 and 2004, contributions amounted to a 50% match, up to the first 6% of employee contributions. Total contribution expense under this plan approximated $77,673 in 2006, $60,000 in 2005, and $63,000 in 2004.

                                                                            (26)

7.  Income Taxes

The amounts of income taxes (benefit) reflected in operations follow:
                                         2006          2005          2004
-----------------------------------------------------------------------------
Current:
  Federal                            $ 1,341,284   $ 1,817,861   $ 1,714,456
  State                                  159,972       236,019       211,927
  Foreign                                540,103       237,497       232,486
-----------------------------------------------------------------------------
                                       2,041,359     2,291,377     2,158,869
-----------------------------------------------------------------------------

Deferred:
  Federal                                401,738      (393,334)      (70,436)
  State                                   40,892       (69,287)        4,397
  Foreign                                (20,574)                      9,081
-----------------------------------------------------------------------------
                                         422,056      (462,621)      (56,958)
-----------------------------------------------------------------------------
                                     $ 2,463,415   $ 1,828,756   $ 2,101,911
=============================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income (loss) before income taxes follows:

                                         2006          2005          2004
-----------------------------------------------------------------------------
United States                        $ 5,150,322   $ 4,288,531   $ 4,927,741
Foreign                                1,198,756       477,535       412,575
-----------------------------------------------------------------------------
                                     $ 6,349,078   $ 4,766,066   $ 5,340,316
=============================================================================

The following schedule reconciles the amounts of income taxes computed at the United States statutory rate to the actual amounts reported in operations.

                                         2006          2005          2004
-----------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate                 $ 2,158,687   $ 1,620,462   $ 1,815,707
State and local
  taxes, net of
  federal income
  tax effect                             128,243       155,773       147,373
Permanent items                           53,822        65,935       (31,907)
Foreign tax rate difference             (217,158)      (92,908)
Non-recognition
  of foreign tax loss
  carryforwards                          339,821        79,494       170,738
-----------------------------------------------------------------------------
    Provision for income taxes       $ 2,463,415   $ 1,828,756   $ 2,101,911
=============================================================================

Income taxes paid, net of refunds received, were $2,180,324 in 2006, $1,716,028 in 2005 and $1,390,967 in 2004.

                                                                            (27)

                                         2006          2005
---------------------------------------------------------------
Deferred income tax liabilities:
Plant, property
  and equipment                      $   119,806   $   140,774
---------------------------------------------------------------
                                         119,806       140,774

Deferred income tax assets:
Asset valuations                         273,919       255,131
Operating loss
  carryforwards and
  credits                              1,755,222     1,482,907
Pension                                  133,086       168,424
Other                                     13,981       429,945
---------------------------------------------------------------
                                       2,176,208     2,336,407
---------------------------------------------------------------
Net deferred
  income tax asset before
  valuation allowance                  2,056,402     2,195,633
Valuation
  allowance                           (1,755,222)   (1,415,401)
---------------------------------------------------------------
Net deferred
 income tax asset                    $   301,180   $   780,232
===============================================================

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $4,097,768 and $2,300,000 are considered permanently reinvested as of December 31, 2006 and 2005, respectively, and the amount of deferred income taxes thereon cannot be readily determined.

In December 2004, the FASB issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation provision within the American Jobs Creation Act of 2004 ("AJCA"). The AJCA provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 was effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB Opinion No. 23, Accounting for Income Taxes - Special Areas, and requires explanatory disclosures from companies that have not yet completed the evaluation. Under the provisions of the AJCA, the Company repatriated approximately $500,000 of qualifying dividends in the fourth quarter of 2005, which resulted in additional income tax expense of approximately $28,000 for the year.

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

At December 31, 2006, the Company has tax operating loss carry forwards aggregating $5,850,740, all of which are applicable to Germany, and can be carried forward indefinitely.

                                                                            (28)

8. Debt

Long term debt consists of:

                                                 2006           2005
------------------------------------------------------------------------
Notes payable:
  North American arrangements               $ 10,187,245   $  5,544,500
  Other                                           39,203         42,882
------------------------------------------------------------------------
                                              10,226,448      5,587,382
Less current portion                               8,517         10,000
------------------------------------------------------------------------
                                            $ 10,217,931   $  5,577,382
========================================================================

On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million, an extension of the maturity date from September 30, 2007 to June 30, 2009, a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as the relaxation of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and other purposes. As of December 31, 2006, $10,187,245 was outstanding and $4,812,755 was available for borrowing under the Modified Loan Agreement.

Under the Modified Loan Agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2006.

Maturities of long-term debt for the next five years follow: 2007- $8,517; 2008
- $5,279; 2009 - $10,192,524; 2010 - $5,279; and 2011 - $5,279.

Interest paid was $617,645 in 2006, $234,523 in 2005 and $157,335 in 2004.


9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $527,208 in 2006, $332,644 in 2005 and $309,107 in 2004. Minimum annual rental commitments under non-cancelable leases remaining terms of one year or more as of December 31, 2006: 2007 - $465,624; 2008 - $320,972; 2009 - $300,270; 2010 -
$261,881; and 2011 - $1,881.

The Company is involved, from time to time, in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on financial position, results of operations, or liquidity of the Company.


10. Segment Information

The Company is reporting financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include
(1) United States; (2) Canada and (3) Europe. The financial results of the Company's Asian operations have been aggregated with the results of its United States operations to form one reportable segment. The determination of reportable segments is based on the guidance set forth in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues, less cost of goods sold and operating expenses. Identifiable assets by segment are those assets used in the respective reportable segment's operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

                                                                            (29)

In 2006 the Company had two customers that individually exceeded 10% of consolidated net sales and three customers in both 2005 and 2004. Net sales to these customers amounted to approximately 19% and 10% in 2006, 18%, 12% and 11% in 2005 and 18%, 14% and 11% in 2004. Sales to no other customer exceeded 10% of consolidated net sales.

Financial data by segment:
(000's omitted)

              2006
              ----                           United States      Canada      Europe    Elimination   Consolidated
Sales to unaffiliated customers                   $ 44,283     $ 7,344     $ 5,236                    $ 56,863
InterCompany sales                                     195           -       1,111     $ (1,306)             -
                                            -------------------------------------------------------------------
Net sales                                           44,478       7,344       6,347       (1,306)        56,863

Operating income                                     7,262         588      (1,017)        (119)         6,713
Assets                                              26,447       6,286       4,219       (1,932)        35,021
Additions to property, plant and equipment             474          28          63            -            565
Depreciation and amortization                          704          51          80            -            835

              2005
              ----

Sales to unaffiliated customers                   $ 39,060     $ 6,838     $ 4,049                    $ 49,946
InterCompany sales                                      75           5       1,115     $ (1,195)             -
                                            -------------------------------------------------------------------
Net sales                                           39,135       6,843       5,164       (1,195)        49,946

Operating income                                     5,010         484        (159)           7          5,342
Assets                                              21,735       5,490       2,754       (1,784)        28,194
Additions to property, plant and equipment           1,299          80          52            -          1,431
Depreciation and amortization                          511          51          91            -            653

              2004
              ----

Sales to unaffiliated customers                   $ 33,741     $ 5,986     $ 3,654                    $ 43,381
InterCompany sales                                      84           3         656     $   (743)             -
                                            -------------------------------------------------------------------
Net sales                                           33,825       5,989       4,310         (743)        43,381

Operating income                                     5,537         463        (664)         154          5,490
Assets                                              16,401       5,413       2,835       (1,682)        22,967
Additions to property, plant and equipment             291          57          95            -            443
Depreciation and amortization                          366          44         112            -            522


11.  Stock Option Plans

The Company has two stock option plans: 1) the 2002 Employee Stock Option Plan, as amended (the "Employee's Plan") and 2) the 2005 Non-Salaried Director Stock Option Plan (the "Director Plan").

The Employee's Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the common stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee's Plan. As of December 31, 2006, the number of shares available for grant under the Employee's Plan was 27,688.

                                                                            (30)

The Director Plan, approved by shareholders at the Annual Meeting of Shareholders on April 25, 2005, provides for the issuance of stock options for up to 50,000 shares of the Company's common stock to non-salaried directors. Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the "Initial Option"). Each elected Director not receiving an Initial Option will receive a 2,500 share option (the "Annual Option"). The Initial Option vests 25% on the date of grant and 25% in each of the next three years. The Annual Option becomes exercisable one day after the date of grant. The exercise price of all options granted shall equal the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2006, the number of shares available for grant under the Director Plan was 20,000.

A summary of changes in options issued under the Company's stock option plans follows:

                                                        2006             2005          2004
--------------------------------------------------------------------------------------------
Options outstanding at the
  beginning of the year                              471,450          673,200       867,150
Options granted                                      113,500          111,500         6,500
Options forfeited                                    (10,000)            (938)       (3,750)
Options exercised                                    (31,000)        (312,312)     (196,700)
--------------------------------------------------------------------------------------------
Options outstanding at
  the end of the year                                543,950          471,450       673,200
============================================================================================
Options exercisable at the
  end of the year                                    407,888          368,700       622,263
============================================================================================
Common stock available for future
  grants at the end of the year                       47,688          151,188        60,500
============================================================================================
Weighted average price of options:
 Granted                                             $ 14.42          $ 15.64       $  5.50
 Forfeited                                             14.24             4.00          4.33
 Exercised                                              3.51             2.71          3.53
 Outstanding                                            8.27             6.56          3.27
 Exercisable                                            6.04             4.62          3.19


A summary of options outstanding at December 31, 2006  follows:

                                                             Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------     -----------------------------
                                                                  Weighted-
                                                                   Average                                             Weighted-
                                                                  Remaining      Weighted-                              Average
                                                     Number      Contractual      Average                Number        Exercise
Range of Exercise Prices                          Outstanding    Life (Years)  Exercise Price         Exercisable        Price
----------------------------------------------------------------------------------------------     -----------------------------
$1.25 to $2.49                                        41,100          3           $ 2.04                 41,100         $ 2.04
$2.50 to $3.65                                       140,350          5             3.09                140,350           3.09
$3.66 to $5.00                                        71,750          5             4.09                 71,750           4.09
$5.01 to $7.25                                        74,250          4             5.67                 73,313           5.67
$7.26 to $17.02                                      216,500          9            15.09                 81,375          15.21
                                                ----------------------------------------------     -----------------------------
                                                     543,950                                            407,888
                                                ================                                   ================

The weighted average remaining contractual life of outstanding stock options is 5 years.

                                                                            (31)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), Share-Based Payment which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company adopted SFAS 123R using the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and awards granted prior to, but not vested as of December 31, 2005. Estimated compensation for awards granted prior to, but not vested as of December 31, 2005 will be recognized over the remaining service period using the compensation cost estimated for pro forma disclosures under SFAS 123.

The Company uses the Black-Scholes option pricing model to determine the fair value of employee and non-employee director stock options. The determination of the fair value of stock-based payment awards on the date of grant, using an option-pricing model, is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will not fully vest in accordance with applicable vesting requirements ("forfeitures").

The Company estimates the expected term of options granted by evaluating various factors, including the vesting period, historical employee information, as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the 48 months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. In the third quarter of 2006, the Company modified its vesting schedule for new grants. Grants issued after June 30, 2006 vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Options granted prior to July 1, 2006 vest 25% one day after the date of grant, and 25% on the day after the anniversary of the grant date in each of the next three years.

The assumptions used to value option grants for the twelve months ended December 31, 2006 and December 31, 2005 are as follows:


                                      ----------------------------------
                                                 2006              2005
                                      ----------------------------------
        Expected life in years                    4-5                 5
        Interest rate                    4.32 - 4.91%      3.72 - 3.90%
        Volatility                          .33 - .34       0.35 - 0.39
        Dividend yield                   0.80 - 0.90%             0.70%

                                                                            (32)

Total stock-based compensation recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 is $275,544. As of December 31, 2006, there was approximately $378,199 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees. As of December 31, 2006, the remaining unamortized expense is expected to be recognized over a weighted average period of 1.9 years.

Prior to January 1, 2006, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense was recognized if, at the date of grant, the exercise price of the option was at least equal to the fair market value of the Company's Common Stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2005 and 2004, except as discussed in Note 2.

The pro forma effects of recognizing the estimated fair value of stock-based compensation for the twelve months ended December 31, 2005 and 2004 has been disclosed previously in the Company's financial statements under the provisions of SFAS 123. The previously-disclosed pro forma information, as adjusted to reflect a 36 month, instead of a 48 month option vesting schedule, is presented below.

                                                     2005             2004
==============================================================================
Net income, as reported                          $ 2,937,310      $ 3,238,405
Deduct: total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                (272,904)         (76,929)
------------------------------------------------------------------------------
Pro forma net income                             $ 2,664,406      $ 3,161,476
==============================================================================

Basic-as reported                                $      0.84      $      0.96
Basic-pro forma                                  $      0.76      $      0.94

Diluted-as reported                              $      0.78      $      0.85
Diluted-pro forma                                $      0.70      $      0.83

The weighted average fair value at the date of grant for options granted during 2006, 2005 and 2004 was $4.86, $7.42 and $2.59 per option, respectively.


12.  Earnings Per Share

The calculation of earnings per share follows:

                                                                         2006             2005            2004
------------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                       $  3,885,662     $  2,937,310    $  3,238,405
------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                              3,494,833        3,509,031       3,364,033
   Effect of dilutive employee stock options                             217,217          279,913         442,995
------------------------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share                         3,712,050        3,788,944       3,807,028
------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                         $       1.11     $       0.84    $       0.96
------------------------------------------------------------------------------------------------------------------
   Dilutive earnings per share                                      $       1.05     $       0.78    $       0.85
------------------------------------------------------------------------------------------------------------------

For 2006 and 2005, 190,000 and 9,500 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive. There were no anti-dilutive stock options for 2004.

                                                                            (33)

13.  Accumulated Other Comprehensive Loss

The components of the accumulated other comprehensive loss follow:

                                                              Derivative             Minimum
                                          Translation          Financial             Pension
                                          Adjustment          Instruments           Liability           Total
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004              $ (351,516)          $ (82,268)        $ (597,803)         $ (1,031,587)
Change in fair value of
   derivative financial
   Instruments                                                   82,268                                   82,268
Change in minimum pension liability                                               (471,532)             (471,532)
Income taxes relating
   to minimum pension
   liability                                                                       179,183               179,183
Translation adjustment                      170,432                                                      170,432
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005                (181,084)                  -           (890,152)           (1,071,236)
Change in minimum pension liability                                                125,413               125,413
Income taxes relating
   to minimum pension
   liability                                                                       (47,657)              (47,657)
Translation adjustment                       52,438                                                       52,438
-----------------------------------------------------------------------------------------------------------------
Balances, December 31, 2006              $ (128,646)          $       -         $ (812,396)         $   (941,042)
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

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                                   2006                            2005
                                        --------------------------      --------------------------
                                            Carrying        Fair            Carrying        Fair
                                             Amount        Value             Amount        Value
--------------------------------------------------------------------------------------------------
Cash and cash equivalent                     $ 3,838      $ 3,838            $ 1,076      $ 1,076
Accounts receivable                           10,852       10,852              9,392        9,392
Accounts payable                              (2,358)      (2,358)            (2,174)      (2,174)
Long-term debt                               (10,226)     (10,226)            (5,587)      (5,587)

                                                                            (34)

15.  Quarterly Data (unaudited)

                                                                   Quarters (000's omitted, except per share data)

2006                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 12,257      $ 16,984     $ 15,532       $ 12,090      $ 56,863
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                           6,705         9,556        8,908          7,111        32,280
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     759         1,506        1,225            396         3,886
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   0.22      $   0.43     $   0.35       $   0.11      $   1.11
Diluted earnings per share                                $   0.20      $   0.40     $   0.33       $   0.11      $   1.05


2005                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 10,583      $ 14,904     $ 13,400       $ 11,059      $ 49,946
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                           5,722         8,173        7,234          6,463        27,592
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     650         1,314          200            773         2,937
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   0.19      $   0.37     $   0.06       $   0.22      $   0.84
Diluted earnings per share                                $   0.17      $   0.34     $   0.05       $   0.21      $   0.78

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.


16.  Capital Structure

In 2006, the Company issued 31,000 shares of common stock with proceeds of $108,755 upon the exercise of outstanding stock options.


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


18.  Impairment of Equipment

During the second quarter of 2004, the Company abandoned its ruler manufacturing equipment. In accordance with FASB 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment loss of $84,820, or $0.02 a share, for the full amount of the assets at the time of abandonment. There was no such impairment charge recorded during the year ended December 31, 2006 or 2005.


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

                                                                            (35)

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

In the quarter ended September 30, 2005, the Company accrued a charge of approximately $1.5 million related to the estimated cost to demolish the structures and remove certain environmentally hazardous material included in the buildings to be demolished. The estimated costs are based on a third party contractor's estimate. Actual expenses were not materially different from original estimates. During the third quarter 2006, demolition of the buildings was completed and all costs incurred were paid by December 31, 2006. The Company is currently exploring its options to sell the property.

                                                                            (36)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP


Hartford, Connecticut
March 9, 2007

                                                                            (37)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2006.


Item 9A.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of December 31, 2006, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.


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

Name                       Age   Position Held with Company
--------------------------------------------------------------------------------
Walter C. Johnsen          56    Chairman of the Board, Chief Executive Officer
                                 and Director
Gary D. Penisten           75    Chairman Emeritus and Director
Brian S. Olschan           50    President, Chief Operating Officer and Director
Paul G. Driscoll           46    Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
Rex L. Davidson            57    Director
George R. Dunbar           83    Director
Richmond Y. Holden, Jr.    53    Director
Susan H. Murphy            55    Director
Stephen Spinelli, Jr.      52    Director
Stevenson E. Ward III      61    Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. Formerly served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor.

Gary D. Penisten has served as Chairman Emeritus of the Board of the Company since January 1, 2007; Chairman of the Board of the Company from February 27, 1996 to December 31, 2006. From 1977 to 1988, he was Senior Vice President of Finance, Chief Financial Officer and a Director of Sterling Drug Inc. From 1974 to 1977 he served as Assistant Secretary (Financial Management) of the United States Navy. Prior to that, he was employed by General Electric Company.

Brian S. Olschan has served as President and Chief Operating Officer of the Company since January 1, 2007; Executive Vice President and Chief Operating Officer of the Company from January 25, 1999 to December 31, 2006; Senior Vice President - Sales and Marketing of the Company from September 12, 1996 to January 24, 1999; formerly served as Vice President and General Manager of the Cordset and Assembly Business of General Cable Corporation, an electrical wire and cable manufacturer.

                                                                            (38)

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

Rex L. Davidson has served as director since April, 2006. He is currently President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc. and President of Goodwill Industries Housing Corporation since 1982. He was appointed by Mayor Bloomberg to the New York City Workforce Investment Board in 2002. He serves on the Board of the Better Business Bureau Education and Research Foundation.

George R. Dunbar has served as director since 1977. He is the retired President of The U.S. Baird Corporation and is currently President of Dunbar Associates, LLC., a municipal management consulting firm. He is a former Chief Administrative Officer for the City of Bridgeport and served as President (1972-1987) of the Bryant Electric Division of Westinghouse Electric Corporation, manufacturer of electrical distribution and utilization products, Bridgeport, Connecticut.

Richmond Y. Holden, Jr. served as President and Chief Executive Officer of
J.L. Hammett Co. from 1992 to 2006. J.L. Hammett Co. established in 1863, was a reseller of educational products through catalogs and retail stores; focusing on the needs of educational institutions. From 1997-2006 he has also served as Chairman of the Board of Ten Corp, a computer upgrade, network services and computer services company.

Susan H. Murphy has served as director since 2003. She is presently Vice President for Student and Academic Services at Cornell University. From 1985 through 1994, Ms. Murphy served as Dean of Admissions and Financial Aid. Ms. Murphy has been employed at Cornell since 1978.

Stephen Spinelli, Jr. has served as director since April, 2006. He is currently Vice Provost for Entrepreneurship and Global Management and a member of the Babson College faculty since 1993. He is the Founder and former Chairman of American Oil Change Corporation (DBA Jiffy Lube). He consults with a wide array of businesses globally.

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


The Company has adopted a Code of Conduct that is applicable to our employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on the Company's website at www.acmeunited.com

If the Company makes any substantive amendments to the Code of Conduct which apply to our Chief Executive Officer, Chief Financial Officer or Controller or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company's executive officers, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K.

Item 11.  Executive Compensation

          Information with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Shareholders.

                                                                            (39)

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled "Security Ownership of Directors and Officers" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

          (None)


Item 14.  Principal Accountant Fees and Services

          Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled "Fees to Auditors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting of Shareholders.

                                                                            (40)

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

------------ -------------------------------------------------------------------
Exhibit No.                     Identification of Exhibit
------------ -------------------------------------------------------------------
3(i)         Certificate of Organization of the Company (1)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Organization of Registrant dated
             September 24, 1968 (1)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Incorporation of the Company dated
             April 27, 1971 (2)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Incorporation of the Company dated
             June 29, 1971 (2)
------------ -------------------------------------------------------------------
3(ii)        Amendment to the Company's Bylaws (10)
------------ -------------------------------------------------------------------
4            Specimen of Common Stock certificate (2)
------------ -------------------------------------------------------------------
10.1         Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
------------ -------------------------------------------------------------------
10.1(a)      Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
------------ -------------------------------------------------------------------

                                                                            (41)

------------ -------------------------------------------------------------------
10.1(b)      Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
------------ -------------------------------------------------------------------
10.2         1992 Amended and Restated Stock Option Plan* (6)
------------ -------------------------------------------------------------------
10.2(a)      Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
------------ -------------------------------------------------------------------
10.2(b)      Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
------------ -------------------------------------------------------------------
10.2(c)      Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.2(d)      Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.3         Acme United Employee Stock Option Plan dated February 26, 2002* as amended (11)
------------ -------------------------------------------------------------------
10.4         Severance Pay Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.5         Salary Continuation Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.6         2005 Non-Salaried Director Stock Option Plan (12)
------------ -------------------------------------------------------------------
21           Subsidiaries of the Registrant
------------ -------------------------------------------------------------------
23           Consent of Ernst & Young, Independent Auditors
------------ -------------------------------------------------------------------
31.1         Certification  of Walter  Johnsen  pursuant to Rule  13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
31.2         Certification  of Paul  Driscoll  pursuant to Rule  13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.1         Certification of Walter Johnsen pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.2         Certification of Paul Driscoll pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------

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

                                                                            (42)

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

     (9) Previously filed in the Company's Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

     (10) Previously filed in the Company's form 8-K filed on February 28, 2006.

     (11) Previously filed in the Company's Proxy statement for the 2005 Annual Meeting of Shareholders.

     (12) Previously filed in the Company's Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.


SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004
                                                           Balance at     Charged to        Deductions    Balance at
                                                          Beginning of    Costs and          and Other      End of
                                                             Period        Expenses         Adjustments     Period
--------------------------------------------------------------------------------------------------------------------
2006
Allowance for doubtful accounts                           $   136,050     $  51,256         $  70,495   $   116,811
Allowance for inventory obsolescence                          453,369        99,234           146,640       405,963
Deferred income tax asset valuation allowance               1,415,401       339,821                 -     1,755,222
--------------------------------------------------------------------------------------------------------------------
2005
Allowance for doubtful accounts                           $   210,914     $ (60,971)        $  13,893   $   136,050
Allowance for inventory obsolescence                          620,538       218,269           385,438       453,369
Deferred income tax asset valuation allowance               1,335,907        79,494                 -     1,415,401
--------------------------------------------------------------------------------------------------------------------
2004
Allowance for doubtful accounts                           $   199,102     $ 123,809         $ 111,997   $   210,914
Allowance for inventory obsolescence                          374,665       425,127           179,253       620,538
Deferred income tax asset valuation allowance               1,139,875       196,032                 -     1,335,907
--------------------------------------------------------------------------------------------------------------------

                                                                            (43)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.


ACME UNITED CORPORATION
(Registrant)

Signatures                             Titles

/s/ Walter C. Johnsen
--------------------------
Walter C. Johnsen                      Chairman of the Board, Chief Executive
                                       Officer and Director

/s/ Gary D. Penisten
--------------------------
Gary D. Penisten                       Chairman Emeritus and Director

/s/ Brian S. Olschan
--------------------------
Brian S. Olschan                       President, Chief Operating Officer and
                                       Director

/s/ Paul G. Driscoll
--------------------------
Paul G. Driscoll                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

/s/ Rex L. Davidson
--------------------------
Rex Davidson                           Director

/s/ George R. Dunbar
--------------------------
George R. Dunbar                       Director

/s/ Richmond Y. Holden, Jr.
--------------------------
Richmond Y. Holden, Jr.                Director

/s/ Susan H. Murphy
--------------------------
Susan H. Murphy                        Director

/s/ Stephen Spinelli
--------------------------
Stephen Spinelli                       Director

/s/ Stevenson E. Ward III
--------------------------
Stevenson E. Ward III                  Director

                                                                            (44)