Form 10-Q
period 2007-03-31
ACME UNITED CORP
filed 2007-05-15
CIK 2098

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

                  For the quarterly period ended March 31, 2007

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

As of May 1, 2007 the registrant had issued and outstanding 3,517,283 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets........................  3
              Condensed Consolidated Statements of Operations
                 and Comprehensive Income..................................  5
              Condensed Consolidated Statements of Cash Flows..............  6
              Notes to Condensed Consolidated Financial Statements.........  7
   Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 10
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk...... 13
   Item 4.  Controls and Procedures........................................ 13

Part II -- OTHER INFORMATION
   Item 1.  Legal Proceedings.............................................. 14
   Item 1a. Risk Factors................................................... 14
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 14
   Item 3.  Defaults Upon Senior Securities................................ 14
   Item 4.  Submission of Matters to a Vote of Security Holders............ 14
   Item 5.  Other Information.............................................. 14
   Item 6.  Exhibits....................................................... 15
   Signatures.............................................................. 16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)
                                                             March 31     December 31
                                                               2007          2006
                                                            (unaudited)    (Note 1)
                                                           ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  3,386      $  3,838
  Accounts receivable, less allowance                            9,656        10,852
  Inventories:
     Finished goods                                             15,375        14,709
     Work in process                                                41            63
     Raw materials and supplies                                    807           905
                                                           ------------  ------------
                                                                16,223        15,677
  Prepaid expenses and other current assets                      1,481           846
  Deferred income taxes                                            274           274
                                                           ------------  ------------
          Total current assets                                  31,020        31,487
                                                           ------------  ------------
Property, plant and equipment:
  Land                                                             161           159
  Buildings                                                      2,744         2,778
  Machinery and equipment                                        7,119         7,006
                                                           ------------  ------------
                                                                10,024         9,943
  Less accumulated depreciation                                  7,587         7,403
                                                           ------------  ------------
                                                                 2,437         2,540
Other assets                                                       895           905
Goodwill                                                            89            89
                                                           ------------  ------------
          Total assets                                        $ 34,440      $ 35,021
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                  (all amounts in thousands, except share data)
                                                             March 31     December 31
                                                               2007          2006
                                                            (unaudited)    (Note 1)
                                                           ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                            $  2,589      $  2,358
  Other accrued liabilities                                      2,164         3,660
  Current portion of long-term debt                                 10             9
                                                           ------------  ------------
      Total current liabilities                                  4,763         6,026
  Long-term debt, less current portion                          10,453        10,218
  Other                                                            663           645
                                                           ------------  ------------
      Total liabilities                                         15,879        16,890

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,221,274 shares in 2007
    and 4,192,824 shares in 2006,
    including treasury stock                                    10,552        10,482
  Treasury stock, at cost - 703,991 shares
    in 2007 and 678,991 shares in 2006                          (5,786)       (5,439)
  Additional paid-in capital                                     3,148         3,014
  Retained earnings                                             11,524        11,015
  Accumulated other comprehensive loss:
    Translation adjustment                                         (65)         (129)
    Minimum pension liability                                     (812)         (812)
                                                           ------------  ------------
                                                                  (877)         (941)
                                                           ------------  ------------
      Total stockholders' equity                                18,561        18,131
                                                           ------------  ------------
          Total liabilities and stockholders' equity          $ 34,440      $ 35,021
                                                           ============  ============

See notes to condensed consolidated financial statements

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                   2007          2006
                                                              ------------  ------------
Net sales                                                        $ 12,241      $ 12,257

Costs and expenses:
  Cost of goods sold                                                6,907         6,705
  Selling, general and administrative expenses                      4,158         4,259
                                                              ------------  ------------
                                                                   11,065        10,964
                                                              ------------  ------------
Income before non-operating items                                   1,176         1,293
Non-operating items:
  Interest expense                                                    154           125
  Other (income) expense, net                                         (27)          (76)
                                                              ------------  ------------
                                                                      127            49
                                                              ------------  ------------
Income before income taxes                                          1,049         1,244
Income tax expense                                                    399           485
                                                              ------------  ------------
Net income                                                            650           759
                                                              ============  ============

Basic earnings per share                                         $   0.18      $   0.22
                                                              ============  ============
Diluted earnings per share                                       $   0.17      $   0.20
                                                              ============  ============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,525         3,484
Weighted average number of dilutive stock options
  outstanding                                                         200           251
                                                              ------------  ------------
Denominator used for diluted per share computations                 3,725         3,735
                                                              ============  ============
Dividends declared per share                                     $   0.04      $   0.03
                                                              ============  ============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                   2007          2006
                                                              ------------  ------------
Operating Activities:
  Net income                                                     $    650      $    759
  Adjustments to reconcile net income
    to net cash used by operating activities:
       Depreciation                                                   198           199
       Amortization                                                    13             8
       Stock compensation expense                                      53            66
       Changes in operating assets and liabilities:
         Accounts receivable                                        1,188          (228)
         Inventories                                                 (500)       (1,821)
         Prepaid expenses and other current assets                   (643)         (436)
         Other assets
         Accounts payable                                             225           404
         Other accrued liabilities                                 (1,501)       (1,059)
                                                              ------------  ------------
         Total adjustments                                           (969)       (2,867)
                                                              ------------  ------------
       Net cash used by operating activities                         (319)       (2,108)
                                                              ------------  ------------
Investing Activities:
  Purchase of property, plant, and equipment                          (85)          (35)
  Purchase of patents and trademarks                                   (3)          (39)
                                                              ------------  ------------
       Net cash used by investing activities                          (88)          (74)
                                                              ------------  ------------
Financing Activities:
  Net borrowing of long-term debt                                     236         2,206
  Proceeds from issuance of common stock                              153             7
  Distributions to stockholders                                      (105)         (117)
  Purchase of treasury stock                                         (347)            -
                                                              ------------  ------------
       Net cash (used) provided by financing activities               (64)        2,096
                                                              ------------  ------------
Effect of exchange rate changes                                        19             -
                                                              ------------  ------------
Net change in cash and cash equivalents                              (452)          (86)

Cash and cash equivalents at beginning of period                    3,838         1,076
                                                              ------------  ------------
Cash and cash equivalents at end of period                       $  3,386      $    990
                                                              ============  ============

See notes to condensed consolidated financial statements

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for such disclosures. The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2006 Form 10-K.


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


Note 3 -- Pension

Components of net periodic pension cost are as follows for the periods set forth below:

                                                     Three Months Ended
                                            -----------------------------------
                                                March 31           March 31
                                                  2007               2006
                                            ----------------   ----------------
Components of net periodic benefit cost:
Interest cost                                 $      47,500      $      48,000
Service cost                                          7,500              8,750
Expected return on plan assets                      (57,500)           (52,250)
Amortization of prior service costs                   2,250              2,250
Amortization of actuarial gain                       22,000             22,000
                                            -----------------------------------
                                              $      21,750      $      28,750
                                            ===================================


Note 4 -- Long Term Debt and Capital Structure

The Company's revolving loan agreement, as amended, provides for borrowing up to $15 million with all outstanding amounts under the related loan to be repaid on or before June 30, 2009. At March 31, 2007 and December 31, 2006, the Company had borrowings of $10,422,845 and $10,187,245, respectively, under the revolving loan agreement. Based on the scheduled maturity date, the Company has classified the borrowings at March 31, 2007 as long-term liabilities.

During the first three months of 2007, the Company issued 28,450 shares of common stock with proceeds of $153,076 to the Company upon the exercise of outstanding stock options. During the same period, the Company also repurchased 25,000 shares of common stock for treasury. These shares were purchased at fair market value, with a total cost to the Company of $347,000.

                                      (7)

Note 5-- Segment Information

The Company reports financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include (1) United States; (2) Canada; and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; accordingly, Management reviews the financial results of both segments on a consolidated basis, and, the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment called the United States operating segment. The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.


Financial data by segment:

(in thousands)

                                             Three months ended March 31
Sales to external customers:                      2007           2006
                                             -------------  -------------
       United States                           $    9,273     $    9,681
       Canada                                       1,571          1,523
       Europe                                       1,396          1,053
                                             -------------  -------------
       Consolidated                            $   12,241     $   12,257
                                             =============  =============

Operating Income:
       United States                           $    1,301     $    1,407
       Canada                                          57             69
       Europe                                        (182)          (183)
                                             -------------  -------------
       Consolidated                            $    1,176     $    1,293
                                             =============  =============


                                                March 31     December 31
Assets by segment                                 2007           2006
                                             -------------  -------------
       United States                           $   24,132     $   24,516
       Canada                                       6,124          6,286
       Europe                                       4,184          4,219
                                             -------------  -------------
       Consolidated                            $   34,440     $   35,021
                                             =============  =============


Note 6 - Share Based Compensation

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment" ("SFAS 123R") ". Share-based compensation expense was $53,000 and $66,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, there was $392,406 of unrecognized compensation cost related to non-vested share -based payments granted to the Company's employees; no options were granted during the quarter ended March 31, 2007. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 1.6 years.

                                      (8)

Note 7 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and March 31, 2006 consisted of the following:

                                                                 Three Months Ended
                                                                      March 31
                                                            -----------------------------
                                                                2007             2006
                                                            ------------     ------------
Net Income                                                          650              759
Other comprehensive income / (loss)  -
  Foreign currency translation                                       64              (27)
  Change in fair value of derivative financial instrument
                                                            ------------     ------------
Comprehensive income                                          $     714        $     732
                                                            ============     ============


Note 8 - Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Based on our evaluation, there is no effect to the Company's financial statements from the adoption of FIN 48. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. The Internal Revenue Service (IRS) is currently examining the company's U.S. federal income tax return for 2004.

In accordance with the Company's accounting policy, any interest and penalties related to uncertain tax positions are recognized in income tax expense.

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

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of such factors is set forth in Item 1A "Risk Factors" of Part 1 of the Company's Form 10-K for the fiscal year ended December 31, 2006. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except as follows:

Accounting for Stock-Based Compensation. In the first quarter of 2006, the Company began accounting for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R "Share Based Payment" (SFAS 123R"). The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. Refer to Note 7 "Stock Based Compensation" for a more detailed discussion of the effects of SFAS 123R on our results of operations and financial condition.

Results of Operations

Net Sales

Consolidated net sales for the quarter ended March 31, 2007 were $12,241,000, compared with $12,257,000 for the same period in 2006. Net sales for the first quarter in the U.S. operating segment decreased 4% over net sales for the same period in 2006. Sales in the first quarter of 2006 included over $1 million of initial new product shipments to three major retail chains. Since these products are now regular items for these retailers, the first quarter of 2007's sales represented only restocking shipments. Sales in Europe and Canada increased by 21% and 5% (in constant currency), respectively. Sales in Europe were positively impacted by new sales to a large pan-European superstore and an expanded product line with a major European retailer.

Traditionally, the Company's sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year due to the seasonal nature of the back-to-school season.

                                      (10)

Gross Profit

The gross profit for the first quarter of 2007 was $5,334,000 (44% of net sales) compared to $5,552,000 (45% of net sales) for the first quarter of 2006. The margin in 2007 declined due to a higher proportion of European sales, which yield lower margins as compared to margins in the U.S. segment.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the first quarter of 2007 were $4,158,000 (34% of net sales) compared with $4,259,000 (35% of net sales) for the same period of 2006, a decrease of $101,000.


Operating Income

Operating income was $1,176,000 in the first quarter of 2007 compared with $1,293,000 in the first quarter of 2006, representing a decrease of $116,000 or 9%. Operating income for the United States segment decreased by $106,000 or 8%, primarily as a result of the decline in sales from the same period in 2006. Operating income in Canada decreased by $12,000 or 17% primarily as a result of a high proportion of sales to customers with lower margins. The European operating loss remained relatively constant as compared to the same period in 2006.


Interest Expense

Interest expense for the first quarter of 2007 was $154,000, compared with $125,000 for the same quarter of 2006, a $29,000 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving credit facility.


Other (Income) Expense, Net

Net other income was $27,000 in the first quarter of 2007 compared to net other income of $76,000 in the first quarter of 2006. The change from 2006 is primarily due to lower gains from foreign currency transactions in the first quarter of 2007.


Income Taxes

The effective tax rate in the first quarter of 2007 was 38% compared to 39% in the first quarter of 2006.

                                      (11)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                           March 31, 2007    December 31, 2006
                                        -----------------    -----------------
Working capital                            $  26,256,910        $  25,460,578
Current ratio                                       6.51                 5.22
Long term debt to equity ratio                      56.3%                56.3%


During the first three months of 2007, total debt increased by $236,000 compared to total debt at December 31, 2006, principally as a result of the buildup of inventory in anticipation of future business and the repurchase of common stock under a previously announced repurchase program, partially offset by earnings.

On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original Revolving Loan Agreement. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date of the loan from June 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% (from LIBOR plus 1.5%), as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and certain other purposes. As of March 31, 2007, $10,423,000 was outstanding and $4,577,000 was available for borrowing under the Modified Loan Agreement.

Cash expected to be generated from operating activities, together with funds available under the Modified Loan Agreement are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Recently Issued Accounting Standards



Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2006.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of March 31, 2007, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

                                      (13)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

The Company is involved from time to time in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations, or liquidity.


Item 1a - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.


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



ACME UNITED CORPORATION

By          /s/ WALTER C. JOHNSEN
         ------------------------------
                Walter C. Johnsen
            Chairman of the Board and
             Chief Executive Officer

Dated:  May 15, 2007



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  May 15, 2007

                                      (16)