Form 10-Q
period 2007-06-30
ACME UNITED CORP
filed 2007-08-07
CIK 2098

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

                  For the quarterly period ended June 30, 2007

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

As of August 1, 2007 the registrant had outstanding 3,537,283 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of June 30, 2007
                and December 31, 2006   ...................................   3
             Condensed Consolidated Statements of Operations
                and Comprehensive Income for the three and six months
                ended June 30, 2007 and 2006...............................   5
             Condensed Consolidated Statements of Cash Flows for the six
                months ended June 30, 2007 and 2006........................   6
             Notes to Condensed Consolidated Financial Statements..........   7
   Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  11
   Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  14
   Item 4. Controls and Procedures.........................................  14

Part II -- OTHER INFORMATION
   Item 1.  Legal Proceedings..............................................  15
   Item 1A. Risk Factors...................................................  15
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  15
   Item 3.  Defaults Upon Senior Securities................................  15
   Item 4.  Submission of Matters to a Vote of Security Holders............  15
   Item 5.  Other Information..............................................  15
   Item 6.  Exhibits.......................................................  16
   Signatures..............................................................  17

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (all dollar amounts in thousands)

                                                         June 30    December 31
                                                          2007         2006
                                                       (unaudited)   (Note 1)
                                                       -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $  3,057     $  3,838
  Accounts receivable, less allowance                      18,056       10,852
  Inventories:
     Finished goods                                        16,252       14,709
     Work in process                                            1           63
     Raw materials and supplies                               827          905
                                                       -----------  -----------
                                                           17,079       15,677
  Prepaid expenses and other current assets                 1,013          846
  Deferred income taxes                                       274          274
                                                       -----------  -----------
        Total current assets                               39,479       31,487
                                                       -----------  -----------
Property, plant and equipment:
  Land                                                        163          159
  Buildings                                                 2,725        2,778
  Machinery and equipment                                   7,441        7,006
                                                       -----------  -----------
                                                           10,329        9,943
  Less accumulated depreciation                             7,823        7,403
                                                       -----------  -----------
                                                            2,506        2,540
Other assets                                                  927          905
Goodwill                                                       89           89
                                                       -----------  -----------
          Total assets                                   $ 43,001     $ 35,021
                                                       ===========  ===========

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                        (all dollar amounts in thousands)
                                                         June 30    December 31
                                                           2007        2006
                                                       (unaudited)   (Note 1)
                                                       -----------  -----------
LIABILITIES
Current liabilities:
  Accounts payable                                       $  4,639     $  2,358
  Other accrued liabilities                                 4,309        3,660
  Current portion of long-term debt                            10            9
                                                       -----------  -----------
        Total current liabilities                           8,958        6,026
  Long-term debt, less current portion                     12,687       10,218
  Other                                                       687          645
                                                       -----------  -----------
          Total liabilities                                22,332       16,890

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
     authorized 8,000,000 shares;
     issued 4,241,274 shares in 2007
     and 4,192,824 in 2006, including treasury stock       10,602       10,482
  Treasury stock, at cost - 703,991 shares in 2007
     and 678,991 in 2006                                   (5,786)      (5,439)
  Additional paid-in capital                                3,357        3,014
  Retained earnings                                        12,904       11,015
  Accumulated other comprehensive loss:
     Translation adjustment                                   405         (129)
     Minimum pension liability                               (812)        (812)
                                                       -----------  -----------
                                                             (408)        (941)
                                                       -----------  -----------
        Total stockholders' equity                         20,669       18,131
                                                       -----------  -----------
          Total liabilities and stockholders' equity     $ 43,001     $ 35,021
                                                       ===========  ===========

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                Three Months Ended                Six Months Ended
                                                                      June 30                          June 30
                                                          ------------------------------   ------------------------------
                                                               2007            2006             2007            2006
                                                          --------------  --------------   --------------  --------------
Net sales                                                      $ 18,999        $ 16,984         $ 31,240        $ 29,241

Costs and expenses:
  Cost of goods sold                                             11,020           9,556           17,927          16,261
  Selling, general and administrative expenses                    5,435           4,995            9,593           9,254
                                                          --------------  --------------   --------------  --------------
                                                                 16,455          14,551           27,520          25,515
                                                          --------------  --------------   --------------  --------------
Income before non-operating items                                 2,544           2,433            3,720           3,726
Non-operating items:
  Interest expense                                                  156             130              310             255
  Other (income) expense, net                                        41             (38)              14            (114)
                                                          --------------  --------------   --------------  --------------
                                                                    197              92              324             141
                                                          --------------  --------------   --------------  --------------
Income before income taxes                                        2,347           2,341            3,396           3,585
Income tax expense                                                  825             835            1,224           1,320
                                                          --------------  --------------   --------------  --------------
Net income                                                     $  1,522        $  1,506         $  2,172        $  2,265
                                                          ==============  ==============   ==============  ==============

Basic earnings per share                                       $   0.43        $   0.43         $   0.62        $   0.65
                                                          ==============  ==============   ==============  ==============
Diluted earnings per share                                     $   0.41        $   0.40         $   0.59        $   0.61
                                                          ==============  ==============   ==============  ==============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations               3,527           3,489            3,527           3,487
Weighted average number of dilutive stock options
  outstanding                                                       171             242              171             238
                                                          --------------  --------------   --------------  --------------
Denominator used for diluted per share computations               3,698           3,731            3,698           3,725
                                                          ==============  ==============   ==============  ==============
Dividends declared per share                                   $   0.04        $   0.03         $   0.08        $   0.06
                                                          ==============  ==============   ==============  ==============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                           Six Months Ended
                                                               June 30
                                                       ------------------------
                                                          2007         2006
                                                       -----------  -----------
Operating Activities:
  Net income                                             $  2,172     $  2,265
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                          406          403
        Amortization                                           23           17
        Stock compensation expense                            184          173
        Changes in operating assets and liabilities:
          Accounts receivable                              (6,962)      (5,425)
          Inventories                                      (1,201)      (2,327)
          Prepaid expenses and other current assets          (155)        (333)
          Accounts payable                                  2,263        1,523
          Other accrued liabilities                           557         (587)
                                                       -----------  -----------
          Total adjustments                                (4,885)      (6,556)
                                                       -----------  -----------
        Net cash used by operating activities              (2,713)      (4,291)
                                                       -----------  -----------
Investing Activities:
  Purchase of property, plant, and equipment                 (337)        (128)
  Purchase of patents and trademarks                          (45)         (65)
                                                       -----------  -----------
        Net cash used by investing activities                (382)        (193)
                                                       -----------  -----------
Financing Activities:
  Net borrowings of long-term debt                          2,469        4,665
  Proceeds from issuance of common stock                      281           51
  Dividends to stockholders                                  (246)        (222)
  Purchase of treasury stock                                 (347)           -
                                                       -----------  -----------
        Net cash provided by financing activities           2,157        4,494
                                                       -----------  -----------
Effect of exchange rate changes                               159          (33)
                                                       -----------  -----------
Net change in cash and cash equivalents                      (781)         (23)

Cash and cash equivalents at beginning of period            3,838        1,076
                                                       -----------  -----------
Cash and cash equivalents at end of period               $  3,057     $  1,053
                                                       ===========  ===========

See notes to condensed consolidated financial statements

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for such disclosures. The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2006 Annual Report on Form 10-K.


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


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                          ------------------------------   ------------------------------
                                                               2007            2006             2007            2006
                                                          --------------  --------------   --------------  --------------
Interest cost                                                  $ 47,500        $ 45,948         $ 95,000        $ 91,896
Service cost                                                      7,500           6,250           15,000          12,500
Expected return on plan assets                                  (57,500)        (62,048)        (115,000)       (124,096)
Amortization of prior service costs                               2,250           2,138            4,500           4,276
Amortization of actuarial gain                                   22,000          24,408           44,000          48,816
                                                          ---------------------------------------------------------------
                                                               $ 21,750        $ 16,696         $ 43,500        $ 33,392
                                                          ===============================================================

Note 4 -- Long Term Debt and Shareholders Equity

The Company's revolving loan agreement, as amended, provides for borrowings up to $15 million with the amounts outstanding to be repaid by June 30, 2009. At June 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $12,656,570 and $10,187,245, respectively. Based on the scheduled maturity date, the Company has classified the borrowings at June 30, 2007 as long-term liabilities.

During the first six months of 2007, the Company issued 48,450 shares of common stock with proceeds of $280,576 upon the exercise of outstanding stock options. During the same period, the Company also repurchased 25,000 shares of common stock for treasury. These shares were purchased at fair market value, with a total cost to the Company of $346,983.

                                      (7)

Note 5-- Segment Information

The Company reports financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments consist of (1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; accordingly, management reviews the financial results of both segments on a consolidated basis, and the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment called the "United States operating segment". The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.


Financial data by segment:

(in thousands)
                                      Three months ended June 30        Six months ended June 30
                                         2007            2006             2007            2006
                                    --------------  --------------   --------------  --------------
Sales to external customers
        United States                    $ 14,642        $ 13,237         $ 23,915        $ 22,918
        Canada                              2,925           2,388            4,495           3,910
        Europe                              1,432           1,358            2,829           2,412
                                    --------------  --------------   --------------  --------------
        Consolidated                     $ 18,999        $ 16,984         $ 31,239        $ 29,240
                                    ==============  ==============   ==============  ==============
Operating Income
        United States                    $  2,293        $  2,320         $  3,595        $  3,726
        Canada                                401             322              458             390
        Europe                               (151)           (209)            (333)           (390)
                                    --------------  --------------   --------------  --------------
        Consolidated                     $  2,543        $  2,433         $  3,720        $  3,726
                                    ==============  ==============   ==============  ==============

                                        June 30       December 31
                                         2007            2006
                                    --------------  --------------
Total assets by segment
        United States                    $ 31,150        $ 24,515
        Canada                              7,212           6,286
        Europe                              4,639           4,219
                                    --------------  --------------
        Consolidated                     $ 43,001        $ 35,020
                                    ==============  ==============

                                      (8)

Note 6 - Stock Based Compensation

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment" ("SFAS 123R"). Share-based compensation expense was $131,000 and $107,000 for the quarters ended June 30, 2007 and June 30, 2006, respectively. Share-based compensation expense was $184,000 and $173,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. During the three and six months ended June 30, 2007, the Company issued 97,750 options with a weighted average fair value of $4.96. During the three and six months ended June 30, 2006, the Company issued 28,000 and 50,500 options with a fair value of $4.05 and $4.35, respectively. The assumptions used to value option grants for the three and six months ended June 30, 2007 and June 30, 2006 are as follows:

                                         Three months ended                 Six months ended
                                               June 30                           June 30
                                    ------------------------------   ------------------------------
                                         2007            2006             2007            2006
                                    --------------  --------------   --------------  --------------
     Expected life in years                    5               4                5               4
     Interest rate                   4.51 - 5.18%           4.90%     4.51 - 5.18%    4.32 - 4.90%
     Volatility                             0.32            0.34              .32             .34
     Dividend yield                          1.1%           0.80%             1.1%    0.80 - 0.90%

As of June 30, 2007, there was $663,191 of unrecognized compensation cost related to non-vested share -based payments granted to the Company's employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 - Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2007 and June 30, 2006 consisted of the following:

                                            Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                       ------------------------------   ------------------------------
                                            2007            2006             2007            2006
                                       --------------  --------------   --------------  --------------
Net Income                                     1,522           1,506            2,172           2,265
Other comprehensive income/(loss) -
  Foreign currency translation                   469             250              532             223
                                       --------------  --------------   --------------  --------------
Comprehensive income                         $ 1,992         $ 1,756          $ 2,704         $ 2,489
                                       ==============  ==============   ==============  ==============

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

                                      (9)

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. There was no effect on the Company's financial statements from the adoption of FIN 48. The Company's evaluation of FIN 48 was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. The impact on the Company as a result of the adoption of FIN 48 on January 1, 2007 was zero. The Internal Revenue Service
(IRS) has completed its exam of the Company's U.S. federal income tax return for 2004 with no recommended changes.

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


Results of Operations

Net Sales

     Consolidated net sales for the three months ended June 30, 2007 were $18,999,000 compared with $16,984,000 in the same period in 2006, a 12% increase (11% at constant currency). Consolidated net sales for the six months ended June 30, 2007 were $31,240,000, compared with $29,241,000 for the same period in 2006, a 7% increase (6% at constant currency). Net sales for the first six months ended June 30, 2007 in the U.S. operating segment increased 4% primarily due to increased sales of the new iPoint electric pencil sharpener. Sales in Canada increased by 15% (14% in local currency) due to sales of the new iPoint electric pencil sharpeners and other new school products. Sales in Europe increased by 17% (9% in local currency) mainly due to expansion in the office trade channel.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.


Gross Profit

     Gross profit for the three months ended June 30, 2007 was $7,979,000 (42.0% of net sales) compared to $7,428,000 (43.7% of net sales) for the same period in 2006. Gross profit for the six months ended June 30, 2007 was $13,313,000 (42.6% of net sales) compared to $12,980,000 (44.4% of net sales) in the same period in 2006. The lower margin in the first six months of 2007 as compared to the same period in 2006 is the result of greater sales of lower margin products, increased raw material costs and the appreciation of the Chinese currency.

                                      (11)

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2007 were $5,435,000 (28.6% of net sales) compared with $4,995,000 (29.4% of net sales) for the same period of 2006, an increase of $440,000. SG&A expenses for the six months ended June 30, 2007 were $9,593,000 (30.7% of net sales) compared with $9,254,000 (31.6% of net sales) in the comparable period of 2006.


Operating Income

     Operating income for the three months ended June 30, 2007 was $2,543,000 compared with $2,433,000 in the same period of 2006. Operating income for the six months ended June 30, 2007 was $3,720,000 as compared to $3,726,000 in the same period of 2006.


Interest Expense

     Interest expense for the three months ended June 30, 2007 was $156,000, compared with $130,000 for the same period of 2006, a $26,000 increase. Interest expense for the six months ended June 30, 2007 was $310,000 as compared to $255,000 for the same period in 2006, a $55,000 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving credit facility.


Other (Income) Expense, Net

     Net other expense was $41,000 in the three months ended June 30, 2007 compared to net other income of $38,000 in the same period of 2006. Net other expense was $14,000 in the first six months of 2007 compared to net other income of $114,000 in the first six months of 2006. The change from 2006 is primarily due to lower gains from foreign currency transactions in the first quarter of 2007.


Income Taxes

     The effective tax rate in the first six months of 2007 was 36% compared to 37% in the first six months of 2006.

                                      (12)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                          June 30, 2007      December 31, 2006
                                        -----------------    -----------------
Working capital                            $  30,520,173        $  25,460,578
Current ratio                                       4.41                 5.22
Long term debt to equity ratio                      61.5%                56.3%

During the first six months of 2007, total debt outstanding under the Company's Modified Loan agreement, referred to below, increased by $2,469,325 compared to total debt at December 31, 2006, principally due to an increase in borrowings for inventory and accounts receivables for the back to school season, partially offset by earnings. As of June 30, 2007, $12,657,000 was outstanding and $2,343,000 was available for borrowing under the Modified Loan Agreement.

On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original Revolving Loan Agreement. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date of the loan from June 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% (from LIBOR plus 1.5%), as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses and certain other purposes.

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


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2007, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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

None


Item 3.  --Defaults Upon Senior Securities

None


Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of shareholders was held on April 23, 2007.

     A. The following individuals were elected Directors at the Meeting and comprise the entire Board.

                                                Votes for       Votes against
                                             ---------------    -------------
          Rex Davidson                          2,874,446          435,492
          Richmond Y. Holden, Jr.               2,920,302          389,636
          Walter C. Johnsen                     2,813,802          496,136
          Susan H. Murphy                       2,874,746          435,192
          Brian Olschan                         2,870,182          439,756
          Gary D. Penisten                      2,873,325          436,613
          Stephen Spinelli, Jr.                 2,874,746          435,192
          Stevenson E. Ward                     2,818,366          491,572

     B. The amendment to the 2005 Non-Employee Director Stock Option Plan was approved with 1,398,255 votes for the proposal, 559,105 votes against and 8,375 votes abstaining.

     C. The Amendment to the Employee Stock Option Plan was approved with 1,487,586 votes for the proposal, 469,674 votes against and 8,475 votes abstaining.


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

Dated:  August 7, 2007



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  August 7, 2007


                                      (17)