Form 10-Q
period 2007-09-30
ACME UNITED CORP
filed 2007-11-09
CIK 2098

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

                For the quarterly period ended September 30, 2007

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

As of October 15, 2007 the registrant had outstanding 3,553,283 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of September 30, 2007
                and December 31, 2006   ...................................   3
             Condensed Consolidated Statements of Operations for the three
                and nine months ended September 30, 2007 and 2006..........   5
             Condensed Consolidated Statements of Cash Flows for the nine
                months ended September  30, 2007 and 2006..................   6
             Notes to Condensed Consolidated Financial Statements..........   7
   Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  11
   Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  14
   Item 4. Controls and Procedures.........................................  14

Part II -- OTHER INFORMATION
   Item 1.  Legal Proceedings..............................................  15
   Item 1A. Risk Factors...................................................  15
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  15
   Item 3.  Defaults Upon Senior Securities................................  15
   Item 4.  Submission of Matters to a Vote of Security Holders............  15
   Item 5.  Other Information..............................................  15
   Item 6.  Exhibits.......................................................  15
   Signatures..............................................................  16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (all dollar amounts in thousands)

                                                   September 30,   December 31,
                                                       2007           2006
                                                   (unaudited)      (Note 1)
                                                   -------------  -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                            $  3,651       $  3,838
  Accounts receivable, less allowance                    16,223         10,852
  Inventories:
     Finished goods                                      16,534         14,709
     Work in process                                        211             63
     Raw materials and supplies                             776            905
                                                   -------------  -------------
                                                         17,521         15,677
  Prepaid expenses and other current assets               1,028            846
  Deferred income taxes                                     274            274
                                                   -------------  -------------
      Total current assets                               38,697         31,487
                                                   -------------  -------------
Property, plant and equipment:
  Land                                                      171            159
  Buildings                                               2,946          2,778
  Machinery and equipment                                 7,817          7,006
                                                   -------------  -------------
                                                         10,934          9,943
  Less accumulated depreciation                           8,443          7,403
                                                   -------------  -------------
                                                          2,491          2,540
Other assets                                              1,573            905
Goodwill                                                     89             89
                                                   -------------  -------------
        Total assets                                   $ 42,850       $ 35,021
                                                   =============  =============

See notes to condensed consolidated financial statements.

                                      (3)

                     ACME UNITED CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                (all dollar amounts in thousands)
                                                   September 30,   December 31,
                                                       2007           2006
                                                    (unaudited)     (Note 1)
                                                   -------------  -------------
LIABILITIES
-----------
Current liabilities:
  Accounts payable                                     $  3,687       $  2,358
  Other accrued liabilities                               3,830          3,660
  Current portion of long-term debt                          10              9
                                                   -------------  -------------
      Total current liabilities                           7,527          6,027
  Long-term debt, less current portion                   12,302         10,218
  Other                                                     696            645
                                                   -------------  -------------
        Total liabilities                                20,525         16,890

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued 4,247,274 shares in 2007
    and 4,192,824 in 2006, including treasury stock      10,617         10,482
  Treasury stock, at cost - 713,991 shares in 2007
    and 678,991 in 2006                                  (5,924)        (5,439)
  Additional paid-in capital                              3,438          3,014
  Retained earnings                                      14,068         11,015
  Accumulated other comprehensive loss:
    Translation adjustment                                  938           (129)
    Minimum pension liability                              (812)          (812)
                                                   -------------  -------------
                                                            126           (941)
                                                   -------------  -------------
      Total stockholders' equity                         22,325         18,131
                                                   -------------  -------------
        Total liabilities and stockholders' equity     $ 42,850       $ 35,021
                                                   =============  =============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                           Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                     -----------------------------   -----------------------------
                                                                          2007            2006            2007            2006
                                                                     -------------   -------------   -------------   -------------
Net sales                                                                $ 17,081        $ 15,532        $ 48,321        $ 44,774

Costs and expenses:
  Cost of goods sold                                                        9,700           8,908          27,627          25,170
  Selling, general and administrative expenses                              5,229           4,506          14,822          13,760
                                                                     -------------   -------------   -------------   -------------
                                                                           14,929          13,414          42,449          38,930
                                                                     -------------   -------------   -------------   -------------

Income before non-operating items                                           2,152           2,118           5,872           5,844
Non-operating items:
  Interest expense                                                            208             207             519             462
  Other income, net                                                            91              35              77             149
                                                                     -------------   -------------   -------------   -------------
                                                                              117             172             442             313
                                                                     -------------   -------------   -------------   -------------
Income before income taxes                                                  2,035           1,946           5,430           5,531
Income tax expense                                                            730             721           1,954           2,041
                                                                     -------------   -------------   -------------   -------------
Net income                                                               $  1,305        $  1,225        $  3,476        $  3,490
                                                                     =============   =============   =============   =============

Basic earnings per share                                                 $   0.37        $   0.35        $   0.98        $   1.00
                                                                     =============   =============   =============   =============
Diluted earnings per share                                               $   0.35        $   0.33        $   0.94        $   0.94
                                                                     =============   =============   =============   =============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                         3,538           3,496           3,530           3,490
Weighted average number of dilutive stock options
  outstanding                                                                 172             241             172             238
                                                                     -------------   -------------   -------------   -------------
Denominator used for diluted earnings per share computations                3,710           3,737           3,702           3,728
                                                                     =============   =============   =============   =============
Dividends declared per share                                             $   0.04        $   0.03        $   0.12        $   0.09
                                                                     =============   =============   =============   =============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                              Nine Months Ended
                                                                September 30,
                                                       -------------------------------
                                                            2007             2006
                                                       --------------   --------------
Operating Activities:
  Net income                                                 $ 3,476          $ 3,490
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                             604              598
        Amortization                                              34               25
        Stock compensation expense                               257              222
        Changes in operating assets and liabilities:
          Accounts receivable                                 (5,077)          (5,508)
          Inventories                                         (1,336)          (2,908)
          Prepaid expenses and other current assets             (151)            (217)
          Accounts payable                                     1,249            1,453
          Other accrued liabilities                                -           (1,156)
                                                       --------------   --------------
          Total adjustments                                   (4,420)          (7,491)
                                                       --------------   --------------
        Net cash used by operating activities                   (944)          (4,001)
                                                       --------------   --------------
Investing Activities:
  Purchase of property, plant, and equipment                    (487)            (357)
  Purchase of patents and trademarks                            (701)            (116)
                                                       --------------   --------------
        Net cash used by investing activities                 (1,188)            (473)
                                                       --------------   --------------
Financing Activities:
  Net borrowings of long-term debt                             2,083            6,539
  Proceeds from issuance of common stock                         305               57
  Dividends to stockholders                                     (388)            (324)
  Purchase of treasury stock                                    (486)               -
                                                       --------------   --------------
        Net cash provided by financing activities              1,514            6,272
                                                       --------------   --------------
Effect of exchange rate changes                                  430              (20)
                                                       --------------   --------------
Net change in cash and cash equivalents                         (188)           1,778

Cash and cash equivalents at beginning of period               3,838            1,076
                                                       --------------   --------------
Cash and cash equivalents at end of period                   $ 3,651          $ 2,854
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


Note 2 -- Contingencies

     The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on the financial position, results of operations or liquidity of the Company.


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                           ------------------------------   --------------------------------
                                                2007            2006              2007             2006
                                           --------------  --------------   ---------------  ---------------
Components of net periodic benefit cost:
Interest cost                                   $ 47,500        $ 46,974         $ 142,500        $ 140,922
Service cost                                       7,500           7,500            22,500           22,500
Expected return on plan assets                   (57,500)        (57,149)         (172,500)        (171,447)
Amortization of prior service costs                2,250           2,194             6,750            6,582
Amortization of actuarial gain                    22,000          23,204            66,000           69,612
                                           -----------------------------------------------------------------
                                                $ 21,750        $ 22,723         $  65,250        $  68,169
                                           =================================================================

Note 4 -- Long Term Debt and Shareholders Equity

     The Company's revolving loan agreement, as amended, provides for borrowings up to $15 million with all principal amounts outstanding there under required to be repaid in a single amount on June 30, 2009. In addition, the Company's revolving loan agreement requires monthly interest payments. At September 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $12,269,565 and $10,187,245, respectively under the revolving loan agreement. Based on the scheduled payment date for the principal, the Company has classified all borrowings under the revolving loan agreement at September 30, 2007 as long-term liabilities.

     During the first nine months of 2007, the Company issued 54,450 shares of common stock and received proceeds there from of $304,576 upon the exercise of outstanding stock options. During the same period, the Company also repurchased 35,000 shares of common stock for its treasury. These shares were purchased at fair market value, with a total cost to the Company of $485,623.

                                      (7)

Note 5 -- Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments consist of (1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operating segment are closely linked to those of the U.S. operating segment; accordingly, management reviews the financial results of both segments on a consolidated basis, and the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment called the United States "business" or "operating" segment". The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)
                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                                2007            2006             2007            2006
                                            ------------    ------------     ------------    ------------
Sales to external customers:
      United States                            $ 13,221        $ 11,999         $ 37,137        $ 34,916
      Canada                                      1,890           1,964            6,386           5,876
      Europe                                      1,970           1,569            4,798           3,982
                                            ------------    ------------     ------------   -------------
      Consolidated                             $ 17,081        $ 15,532         $ 48,321        $ 44,773
                                            ============    ============     ============   =============

Operating Income:
      United States                            $  2,112        $  2,070         $  5,707        $  5,797
      Canada                                        103             193              562             583
      Europe                                        (63)           (145)            (397)           (536)
                                            ------------    ------------     ------------   -------------
      Consolidated                             $  2,152        $  2,118         $  5,872        $  5,844
                                            ============    ============     ============   =============

                                            September 30     December 31
Total assets by segment:                        2007            2006
                                            ------------    ------------
      United States                            $ 29,684        $ 24,515
      Canada                                      7,605           6,286
      Europe                                      5,561           4,219
                                            ------------    ------------
      Consolidated                             $ 42,850        $ 35,020
                                            ============    ============

                                      (8)

Note 6 - Stock Based Compensation

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). Share-based compensation expense was $74,000 and $48,000 for the quarters ended September 30, 2007 and September 30, 2006, respectively. Share-based compensation expense was $257,000 and $222,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company did not issue options during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company issued 98,250 options with a weighted average fair value of $4.96. During the three and nine months ended September 30, 2006, the Company issued 63,000 and 113,500 options with a fair values of $4.35 and $4.81, respectively. The assumptions used to value option grants for the three and nine months ended September 30, 2007 and September 30, 2006 are as follows:

                                         Three months ended                 Nine months ended
                                            September 30,                     September 30,
                                    ------------------------------   ------------------------------
                                         2007            2006             2007            2006
                                    --------------  --------------   --------------  --------------
     Expected life in years                    5               5                5             4-5
     Interest rate                   4.51 - 5.18%           4.91%     4.51 - 5.18%    4.32 - 4.91%
     Volatility                             0.32            0.33              .32       .33 - .34
     Dividend yield                          1.1%           0.80%             1.1%    0.80 - 0.90%


As of September 30, 2007, there was $591,486 of unrecognized compensation cost adjusted for estimated forfeitures, related to non-vested share -based payments granted to the Company's employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.


Note 7 - Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2007 and September 30, 2006 consisted of the following:

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                       ------------------------------   ------------------------------
                                            2007            2006             2007            2006
                                       --------------  --------------   --------------  --------------
(in thousands)
Net Income                                   $ 1,305         $ 1,225          $ 3,476         $ 3,490
Other comprehensive income / (loss)  -
  Foreign currency translation                   660             (31)           1,192             192
                                       --------------  --------------   --------------  --------------
Comprehensive income                         $ 1,965         $ 1,194          $ 4,668         $ 3,682
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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. There was no effect on the Company's financial statements as a result of the adoption of FIN 48. The Company's evaluation of FIN 48 was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Internal Revenue Service (IRS) completed its examination of the Company's U.S. federal income tax return for 2004 with no changes.

                                      (9)

In accordance with the Company's accounting policies, any interest and penalties related to uncertain tax positions are recognized in income tax expense.


Note 9 - Business Combinations

On September 18, 2007, the Company purchased certain assets of the Camillus Cutlery Company ("Camillus Cutlery") for $246,000, consisting primarily of trademarks, brand names and patents. Camillus Cutlery, founded in 1873, is one of the oldest knife companies in the U.S. Camillus Cutlery's products include many types of folding knives, as well as those for hunting and fishing.

On September 25, 2007, the Company purchased certain assets of Tiger Sharp Technologies Inc. ("Tiger Sharp") for $355,000, consisting primarily of trademarks, brand names and patents. The purchase agreement also included a royalty arrangement whereby Acme United will, for a period of three years, pay Tiger Sharp a 5% royalty on the company's sales of Tiger Sharp patented products and a 1% royalty on the Company's sales of a certain product which is currently in development. Tiger Sharp was founded in 2002 in Dallas, Texas to commercialize its unique replaceable blade technology. The Company has pioneered many extremely sharp replaceable blade folding knives.

Proforma operating information for the periods prior to these acquisitions is not provided because of the immateriality of the transactions on a proforma basis.

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

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, "Risk Factors", included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.


Results of Operations

Net Sales

     Consolidated net sales for the three months ended September 30, 2007 were $17,081,000 compared with $15,532,000 in the same period in 2006, a 10% increase (8% at constant currency). Consolidated net sales for the nine months ended September 30, 2007 were $48,321,000, compared with $44,774,000 for the same period in 2006, an 8% increase (7% at constant currency). Net sales for the first nine months ended September 30, 2007 in the U.S. operating segment increased 6% primarily as the result of sales of new products, including the new iPoint electric pencil sharpener and market share gains. Sales for the nine month period in Canada increased by 9% (6% in local currency) due to sales of the new iPoint electric pencil sharpeners and other new office products. Sales for the nine month period in Europe increased by 20% (12% in local currency) mainly due to higher sales of manicure items and expansion in the office trade channel.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.


Gross Profit

     Gross profit for the three months ended September 30, 2007 was $7,381,000 (43.2% of net sales) compared to $6,624,000 (42.6% of net sales) for the same period in 2006. The gross margin increase for the third quarter was principally due to improved margins in Europe and the success of new products. Gross profit for the nine months ended September 30, 2007 was $20,694,000 (42.8% of net sales) compared to $19,604,000 (43.8% of net sales) in the same period in 2006. The lower margin percentage in the first nine months of 2007, as compared to the same period in 2006, was primarily the result of greater sales of lower margin products, increased raw material costs and the appreciation of the Chinese currency.

                                      (11)

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2007 were $5,229,000 (30.6% of net sales) compared with $4,506,000 (29.0% of net sales) for the same period of 2006, an increase of $723,000. SG&A expenses for the nine months ended September 30, 2007 were $14,822,000 (30.7% of net sales) compared with $13,760,000 (30.7% of net sales)
in the comparable period of 2006, an increase of $1,062,000. The increases in SG&A expenses for the three and nine months ended September 30, 2007, compared to the same periods in 2006, were primarily the result of the addition of sales, marketing and quality control personnel and incrementally higher sales commissions and freight costs associated with higher sales.


Operating Income

     Operating income for the three months ended September 30, 2007 was $2,152,000, compared with $2,118,000 in the same period of 2006, an increase of $34,000. Operating income in Canada decreased by $90,000 in the third quarter 2007, compared to the third quarter 2006. Canada's decrease in operating income was principally due to earlier shipments of back to school items this year for which the related revenues were recognized in earlier periods. Operating profit in Canada in the second quarter of 2007 was $80,000 higher than in the comparable period last year. The European operating loss for the three months ended September 30, 2007 improved from $145,000 to $63,000. Total company operating income for the nine months ended September 30, 2007 was $5,872,000, as compared to $5,844,000 in the same period of 2006. The European operating loss for the nine months ended September 30, 2007 improved from $536,000 to $397,000. The decease in the European operating loss was mainly due to sales growth and improved gross margins as a result lower packaging and airfreight expenses.


Interest Expense

     Interest expense for the three months ended September 30, 2007 was $208,000, compared with $207,000 for the same period of 2006. Interest expense for the nine months ended September 30, 2007 was $519,000 as compared to $462,000 for the same period in 2006, a $57,000 increase. The increase in interest expense during the first nine months of 2007 over the comparable period in 2006 was primarily the result of higher borrowings under the Company's bank revolving credit facility used to finance the company's increase in sales during the same period.


Other Income, Net

     Net other income was $91,000 in the three months ended September 30, 2007, compared to $35,000 in the same period of 2006, an increase of $56,000. Net other income was $77,000 in the first nine months of 2007 compared to $149,000 in the first nine months of 2006, a decrease of $72,000. The decrease in other income during the first nine months of 2007 was primarily due to lower gains from foreign currency transactions.


Income Taxes

     The effective tax rate in the first nine months of 2007 was 36% compared to 37% in the first nine months of 2006. The 1% decrease in the Company's effective tax rate was primarily due to the Company's lower losses in Europe for which there is no recorded tax benefit because the losses in Europe cannot be utilized to offset earnings in other countries.

                                      (12)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                       September 30, 2007    December 31, 2006
                                       ------------------    -----------------
Working capital                             $ 31,170,370         $ 25,460,078
Current ratio                                       5.14                 5.22
Long term debt to equity ratio                      55.2%                56.3%

     On March 6, 2006, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amended certain provisions of the original Revolving Loan Agreement. The amendments include an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date of the loan from June 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% (from LIBOR plus 1.5%), as well as modifications to certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses and certain other purposes.

     During the first nine months of 2007, total debt outstanding under the Company's Modified Loan Agreement increased by $2,082,320 compared to December 31, 2006, principally due to an increase in borrowings for inventory needed for anticipated sales growth, and accounts receivables resulting from the back to school season, partially offset by earnings. The increase in the company's working capital of $5,709,292, from December 31, 2006 to September 30, 2007, was primarily due to increase in inventory and accounts receivables financed by long-term debt. Such increases in inventory and accounts receivables were principally due to anticipated sales growth and increased sales from the back to school season, respectively.

     Additionally, the Company spent a total of approximately $601,000 on two acquisitions (see Note 9 to the Company's condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q) and repurchased company stock for $486,000 during the first nine months of 2007 in accordance with the Company's previously announced stock repurchase program. As of September 30, 2007, $12,270,000 was outstanding and $2,730,000 was available for borrowing under the Modified Loan Agreement.

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


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of September 30, 2007, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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


Item 1A - Risk Factors

     See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) On October 4, 2005, the Company announced a stock repurchase program of up to 150,000 shares. The program does not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended September 30, 2007:

                                                           Total Number of
                                                           shares Purchased       Maximum Number
                                                          as Part of Publicly    of Shares that can
              Total Number of       Average Price Paid         Announced           be Purchased
Period        Shares Purchased           per Share              Program          Under the Program
-------------------------------------------------------------------------------------------------------
September           10,000               $ 13.86                10,000
           --------------------------------------------------------------------------------------------
                    10,000               $ 13.86                10,000                  90,000


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

Dated:  November 9, 2007



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  November 9, 2007

                                      (16)