Form 10-K
period 2007-12-31
ACME UNITED CORP
filed 2008-03-12
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $42,102,810. Registrant had 3,503,183 shares outstanding as of February 22, 2008 of its $2.50 par value Common Stock.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 21, 2008 is incorporated into the Company's 2007 Annual Report on Form 10-K, Part III.

                                                                             (2)

                                                                            Page
                                                                            ----
Part I

   Item 1.     Business                                                        4

   Item 1A.    Risk Factors                                                    5

   Item 1B.    Unresolved Staff Comments                                       8

   Item 2.     Properties                                                      8

   Item 3.     Legal Proceedings                                               8

   Item 4.     Submission of Matters to a Vote of Security Holders             8

Part II

   Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities               9

   Item 6.     Selected Financial Data                                        11

   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk     16

   Item 8.     Financial Statements and Supplementary Data                    17

   Item 9.     Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       37

   Item 9A(T). Controls and Procedures                                        37

   Item 9B.    Other Information                                              37

Part III

   Item 10.    Directors, Executive Officers and Corporate Governance         38

   Item 11.    Executive Compensation                                         39

   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     39

   Item 13.    Certain Relationships and Related Transactions, and
               Director Independence                                          39

   Item 14.    Principal Accountant Fees and Services                         39

Part IV

   Item 15.    Exhibits and Financial Statement Schedules                     40

               Schedule II - Valuation and Qualifying Accounts

               Signatures                                                     43


                                                                             (3)

PART I
ITEM 1.  BUSINESS

GENERAL
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office and industrial markets. The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, manufacturing, marketing, sales, administrative and distribution activities. The operations in Asia consist of sourcing, quality control and sales activities. Net sales in 2007 were: United States (including
Asia) - $48.7 million, Canada - $8.1 million, and Europe - $6.3 million.

The Company has grouped its operations into three reportable segments based on the Company's geographical organization and structure: (1) United States (which includes its Asian operations); (2) Canada and (3) Europe. The Company competes with many companies in each market and geographic area. The major competitor in the cutting category is Fiskars Corporation. The major competitor in the measuring category is Helix International Ltd. The major competitor in the safety category is Johnson and Johnson. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

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

Principal Products

Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, hobby knives and blades, utility knives, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2006 and 2007 included proprietary titanium-bonded scissors and trimmers, mechanical-assisted scissors, a new line of Clauss(TM) hot forged scissors and high performance titanium shears, and electric and manual iPoint pencil sharpeners. Other new Clauss(TM) products sold in 2006 and 2007 included True Professional(TM) sewing shears, utility knives, chef shears, hobby knives and craft implements and the titanium-bonded spring-assisted pruner. Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2007 included Westcott(TM) branded erasers, compasses and protractors. Products introduced in 2006 included the iZone family of school tools - Twist-it(TM) rulers, erasers, tape measures, staple removers and math tools. Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. In 2007, the Company, under its PhysiciansCare(TM) brand, introduced an updated EasyCare(TM) first aid kit and ReadyCare(TM) line. New PhysiciansCare(TM) products introduced in 2006 included a one-stop relief station featuring pre-packaged two-packs of analgesics, stomach remedies, cough and cold, and allergy/sinus medications. Also introduced were an innovative hand sanitizer and the soft-sided E-Z Care(TM) First Aid Kit.

Product Distribution

Independent manufacturer representatives and direct sales are primarily used to sell the Company's line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists and mass market retailers. The Company had two customers whose purchases constituted 10% or more of total sales in 2007 and 2006 and three customers whose purchases constituted 10% or more of total sales in 2005. Sales to those major customers represented approximately 27% of total net sales in 2007, 29% of total net sales in 2006, and 41% of total net sales in 2005.

                                                                             (4)

Traditionally, the Company's sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.

OTHER
Environmental Rules and Regulations - The Company believes that it is in compliance with applicable environmental laws. The Company believes that there are no environmental matters that could have a significant financial impact. The Company believes that no major adverse financial impact is expected to result from compliance with current environmental rules and regulations.

Employment - As of December 31, 2007, the Company employed 126 people, all of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

AVAILABLE INFORMATION
The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.


You may obtain a free copy of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the Company's website at http://www.acmeunited.com or by contacting the Investor Relations Department at the Company's corporate offices by calling (203) 254-6060. Such reports and other information are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

THE COMPANY IS SUBJECT TO A NUMBER OF SIGNIFICANT RISKS THAT MIGHT CAUSE THE COMPANY'S ACTUAL RESULTS TO VARY MATERIALLY FROM ITS FORECASTS, TARGETS OR PROJECTIONS, INCLUDING:

     o achieving planned revenue and profit growth in each of the Company's business segments;

     o changes in customer requirements and in the volume of sales to principal customers;

     o    the timing of orders and shipments;

     o    emergence of new competitors or consolidation of existing competitors;
          and

     o    industry demand fluctuations.

The Company's expectations for both short- and long-term future net revenues are based on the Company's estimates of future demand. Orders from the Company's principal customers are ultimately based on demand from end-users and end-user demand can be difficult to predict. Low end-user demand would negatively affect orders the Company receives from distributors and other principal customers which could, in turn adversely affect the Company's revenues in any fiscal period. If the Company's estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins could be adversely affected.

A number of the Company's products are sold through distributors and large retailers. No assurances can be given that any or all of such distributors or retailers will continue their relationships with the Company. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and the Company's inability to reduce expenses to compensate for the loss of revenues could adversely affect the Company's net revenues and profit margins.

                                                                             (5)

LOSS OF A MAJOR CUSTOMER COULD RESULT IN A DECREASE IN THE COMPANY'S FUTURE SALES AND EARNINGS.
Net sales to the Company's customers exceeding 10% of consolidated net sales amounted to approximately 27%, 29% and 41% of total net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of the Company's future sales and earnings.

RELIANCE ON FOREIGN SUPPLIERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company purchases the majority of its products from foreign manufacturing partners and, as a result, its business is exposed to increased risks due to:
     o    Increases in transportation costs;
     o    New or increased import duties;
     o    Transportation delays;
     o    Work stoppages;
     o    Capacity constraints;
     o    Poor quality; and
     o Inflation and exchange rate fluctuations that could increase the cost of foreign manufactured goods.

THE LOSS OF KEY MANAGEMENT COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO RUN ITS BUSINESS.
The Company's success depends, to a large extent, on the continued service of its executive management team, operating officers and other key personnel. The Company must therefore continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth.

The Company's inability to meet its staffing requirements in the future could adversely affect its results of operations.

FAILURE TO PROTECT THE COMPANY'S PROPRIETARY RIGHTS OR THE COSTS OF PROTECTING THESE RIGHTS COULD ADVERSELY AFFECT ITS BUSINESS.
The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and processes. The Company obtained certain domestic and foreign patents, and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company's products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible products, the Company's results of operations could be adversely affected. Furthermore, there can be no assurance that the Company's efforts to protect its intellectual property will be successful. Any infringement of the Company's intellectual property or legal defense of such action could have a material adverse effect on the Company.

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND ITS OPERATIONS.
The Company's management believes that, under current conditions, the Company's current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with Wachovia Bank, will be sufficient to fund planned operations for the next twelve months. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or respond to competitive pressures.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR TO RAISE PRICES IN RESPONSE TO INFLATION AND INCREASING COSTS.
Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items. The inability to pass these costs through to the Company's customers could have a negative impact on our results of operations.

                                                                             (6)

THE COMPANY IS SUBJECT TO INTENSE COMPETITION IN THE OFFICE PRODUCTS
MARKETPLACE.
The Company's products are sold in highly competitive markets. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors' prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company's success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of the Company's products.

PRODUCT LIABILITY CLAIMS OR REGULATORY ACTIONS COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL RESULTS AND REPUTATION.
Claims for losses or injuries allegedly caused by some of the Company's products arise in the ordinary course of its business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company's reputation in the marketplace or the value of its brands. The Company also could be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy.

THE COMPANY'S BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH SEASONALITY WHICH COULD ADVERSELY AFFECT ITS CASH FLOW, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
The Company's business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. Two principal factors have contributed to this seasonality: the office products industry's customers and the Company's product line. The Company is a major supplier of products related to the "back-to-school" season, which occurs principally during the months of June, July, August and September. If this typical seasonal increase in sales of certain portions of the Company's product line does not materialize, the Company could experience a material adverse effect on its business, financial condition and results of operations.

TO COMPETE SUCCESSFULLY, THE COMPANY MUST DEVELOP AND COMMERCIALIZE A CONTINUING STREAM OF INNOVATIVE NEW PRODUCTS THAT CREATE CONSUMER DEMAND.
The Company's long-term success in this competitive environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create and maintain consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company's products. The Company's strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth results.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL REGULATION AND ENVIRONMENTAL RISKS.
The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company's financial condition or results of operations.

                                                                             (7)

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company had no unresolved Securities and Exchange Commission staff comments as of December 31, 2007.

ITEM 2.  PROPERTIES
The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company also leases 1,825 square feet of office space in Bentonville, Arkansas. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 205,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada. Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases 2,100 square feet of office space in Hong Kong, and 1,500 square feet of office space in Guangzhou, China.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

                                                                             (8)

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the American Stock Exchange under the symbol "ACU". The following table sets forth the high and low sale prices on the American Stock Exchange for the Common Stock for the periods indicated:

                                                                   Dividends
   Year Ended December 31, 2007         High           Low         Declared
   ------------------------------- -------------- -------------- -------------
   Fourth Quarter                     $ 16.84        $ 13.85        $ .04

   Third Quarter                        15.20          13.50          .04

   Second Quarter                       15.18          13.85          .04

   First Quarter                        15.69          13.30          .04



   Year Ended December 31, 2006
   -------------------------------
   Fourth Quarter                     $ 15.25        $ 13.70        $ .03

   Third Quarter                        15.97          13.30          .03

   Second Quarter                       16.10          14.00          .03

   First Quarter                        14.35          12.14          .03


As of March 10, 2008 there were approximately 1,763 holders of record of the Company's Common Stock.


PERFORMANCE GRAPH

The graph compares the yearly cumulative total shareholder return on the Company's Common Stock with the yearly cumulative total return of (a) the AMEX Market Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the American Stock Exchange, and (ii) have a market capitalization of $45 million to $55 million.

The Company does not believe that it can reasonably identify a peer group of companies, on an industry or line-of-business basis, for the purpose of developing a comparative performance index. While the Company is aware that some other publicly-traded companies market products in the Company's line-of-business, none of these other companies provide most or all of the products offered by the Company, and many offer other products or services as well. Moreover, some of these other companies that engage in the Company's line-of-business do so through divisions or subsidiaries that are not publicly-traded. Furthermore, many of these other companies are substantially more highly capitalized than the Company. For these reasons, any such comparison would not, in the opinion of the Company, provide a meaningful index of comparative performance.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company's Common Stock.

                                                                             (9)

                             (Printer: Insert Graph)

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                            AMONG ACME UNITED CORP.,
                      AMEX MARKET NDEX AND PEER GROUP INDEX

--------------------------------FISCAL YEAR ENDING------------------------------

                        2002      2003      2004      2005      2006      2007

ACME UNITED CORP.     100.00    143.62    419.67    375.60    390.89    390.49
PEER GROUP INDEX      100.00    142.07    167.20    172.47    180.27    150.99
AMEX MARKET INDEX     100.00    136.11    155.86    171.89    192.45    216.06

                     ASSUMES $100 INVESTED ON JAN. 1, 2002
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2007


ISSUER PURCHASES OF EQUITY SECURITIES

On October 4, 2005, the Company announced a stock repurchase program of 150,000 shares. This program does not have an expiration date. During 2007, the Company repurchased 35,400 shares of its common stock at an average price of $13.88. As of December 31, 2007, there were 89,600 shares that may be purchased under this stock repurchase program.

                                                                            (10)

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
                                               2007          2006          2005          2004          2003
------------------------------------------------------------------------------------------------------------
Net sales                                   $ 63,173      $ 56,863      $ 49,947      $ 43,381      $ 34,975
------------------------------------------------------------------------------------------------------------
Net income                                  $  4,022      $  3,886      $  2,937      $  3,238      $  1,222
------------------------------------------------------------------------------------------------------------
Total assets                                $ 42,222      $ 35,021      $ 28,194      $ 22,967      $ 19,743
------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion        $ 10,187      $ 10,218      $  5,577      $  1,434      $  2,752
------------------------------------------------------------------------------------------------------------
Net income
   Per share (Basic)                        $   1.14      $   1.11      $   0.84      $   0.96      $   0.37
   Per share (Diluted)                      $   1.09      $   1.05      $   0.78      $   0.85      $   0.34
Dividends per share                         $   0.16      $   0.12      $   0.11      $   0.06      $    -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
Forward-looking statements in this report, including without limitation, statements related to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES
The following discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company's financial position and results of operations and require the application of significant judgment by the Company's management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company's critical accounting policies and estimates.

Estimates. Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, and accruals for income taxes. Accruals for customer rebates are based on executed contracts and anticipated sales levels, which are monitored monthly. Management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of inventories and the collectability of accounts receivable. Accruals for income taxes or benefits often require interpretations of complex tax rules and regulations, which may be subsequently challenged. Although the Company's management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required.

Revenue Recognition. The Company recognizes revenue from sales of its products when ownership transfers to the customers. When the right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists.

                                                                            (11)

Intangible Assets and Deferred Charges. Intangible assets with a finite useful life are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2007 was 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations using undiscounted cash flows. Impairments in intangible assets are recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows. The projection of future cash flows requires the Company to make estimates about the amount of future revenues. The actual future results could differ significantly from these estimates, and resulting changes in the estimates of future cash flows could be significant and could affect the recoverability of intangible assets. During 2007, the net book value of the Company's intangible assets increased to $1,658,880 as of December 31, 2007, from $877,796 as of December 31, 2006.

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards("SFAS") No. 123R. Share Based Payments ("SFAS 123R") The Company uses the Black-Scholes option - pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion of the effects of SFAS 123R on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS 2007 COMPARED WITH 2006

NET SALES

Net sales increased by $6,310,013 or 11% (10% in constant currency) in 2007 to $63,173,005, compared to $56,862,992 in 2006. The U.S. segment sales increased by $4,419,000 or 10% in 2007 as compared to 2006. Sales increased in Canada by $784,000 or 11% (5% in local currency). European sales increased by $1,107,000 or 21% (11% in local currency) in 2007 as compared to 2006.

The increase in sales in the U.S. segment is principally the result of sales of new products, including the iPoint electric pencil sharpener and market share gains. Additionally, the Company expanded its product line, including rotary paper trimmers with a major office superstore. Sales of other new products included the UltraSmooth(TM) spring-assisted scissors and the new Clauss(TM) high performance ExtemeEdge(TM) titanium shears. The sales increase in Canada was mainly due to sales of the new iPoint electric pencil sharpeners, other new office products and further penetration into the Canadian retail segment. The 21% sales increase in Europe was mainly due to higher sales of manicure items to a major European retailer and expansion in the office trade channel.


GROSS PROFIT

Gross profit was 42% of net sales in 2007, as compared to 43% of net sales in 2006. The gross margin decline in 2007 was due to greater sales of lower margin products, increased raw material and labor costs in China and higher costs as the result of the appreciation of the Chinese currency against the U.S. dollar. Costs also increased due to the reduction of an export tax credit in China.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $19,741,166 in 2007, compared with $17,869,753 in 2006, an increase of $1,871,413. SG&A expenses were 31% of net sales in both 2007 and 2006. Higher sales commission and freight costs associated with higher sales amounted to $420,000. Other major contributors to the increase in SG&A expenses were the costs associated with the addition of sales, marketing and logistic personnel and consulting costs associated with the Company's compliance with Section 404 of the Sarbanes Oxley Act. Additionally, in 2006, there was a one-time benefit related to settlement of a lawsuit.

                                                                            (12)

OPERATING INCOME

Operating income was $6,751,764 in 2007, compared with $6,713,020 in 2006, an increase of $38,744. Operating income in the U.S. segment declined by approximately $500,000 due to higher personnel related costs, increased consulting costs associated with the Company's compliance with Section 404 of the Sarbanes Oxley Act (approximately $200,000) and the one time benefit related to settlement of a lawsuit in 2006 (approximately $200,000). Operating income increased in Canada by $147,000 or 25%. The European operating loss decreased by approximately $400,000 mainly due to sales growth and improved gross margins as a result lower packaging and airfreight expenses.

INTEREST EXPENSE, NET

Interest expense for 2007 was $655,466, compared with $615,500 for 2006, a $39,966 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving loan agreement.

OTHER INCOME (EXPENSE), NET

Net other income was $206,357 in 2007 compared to $251,557 in 2006.

INCOME TAX

The effective tax rate in 2007 was 36%, compared to 39% in 2006. The effective tax rate improved mainly due to the lower losses in Europe in 2007, as compared to 2006 for which there is no recorded tax benefit because losses in Europe cannot be utilized to offset earnings in other countries.


RESULTS OF OPERATIONS 2006 COMPARED WITH 2005

NET SALES

Net sales increased $6,916,618 or 14% (13% in constant currency) in 2006 to $56,862,992 compared to $49,946,374 in 2005. The U.S. segment sales increased by $5,223,000 or 13%. Sales increased in Canada by $501,235 or 7% and constant in local currency. European sales increased by $1,183,024 or 29% and 28% in local currency.

The increase in sales in the U.S. segment was principally the result of sales initiatives with several major retailers and superstores, entry into the pencil sharpener market and market share gains. The major driver in new product sales was the expansion of the Company's patented titanium bonded products including scissors, trimmers and knives and the introduction of the Clauss brand titanium Chef Shears. The other major new product introduction was the iPoint electronic pencil sharpeners. Other new product sales included mechanical-assisted scissors, new Clauss(TM) True Professional(TM) sewing shears and the iZone family of school tools - Twist-it(TM) rulers, erasers, tape measures, staple removers and math tools.

The 29% sales increase in Europe was due to new sales to a large pan-European superstore and an expanded product line with a major European retailer.


GROSS PROFIT

Gross profit was 43% of net sales in 2006 as compared to 45% in 2005. The lower gross margin was principally due to higher sales of private label programs which typically provide commodity items at very competitive prices, particularly in Europe. There were also a number of promotional and initial set up expenses for new business in Europe that reduced margins.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $17,869,753 in 2006 compared with $15,512,488 in 2005, an increase of $2,357,265. SG&A expenses were 31% of net sales in both 2006 and 2005. Higher sales commission and freight costs associated with higher sales amounted to $370,000. Other major contributors to the increase in SG&A expenses were market research, new product development and the addition of sales, marketing and logistic personnel. SG&A expenses include stock compensation of $275,540 in 2006, resulting from the grant of stock options to employees and directors.

                                                                            (13)

NON -RECURRING CHARGE

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

INTEREST EXPENSE, NET

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

OFF-BALANCE SHEET TRANSACTIONS

The Company did not engage in any off-balance sheet transactions during 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                                2007            2006
------------------------------------------------------------------------

Working Capital                             $29,377,847     $25,460,578
Current Ratio                                      4.46            5.22
Long-Term Debt to Equity Ratio                    44.2%           56.4%

The increase in working capital in 2007 as compared to 2006 is attributable to a 21% increase in inventory and a 17% increase in receivables. Inventory turnover decreased from 2.2 in 2006 to 2.1 in 2007, calculated using a twelve month average inventory balance. The inventory buildup was mainly in response to anticipated product demand and increased customer specific inventory. Additionally, given the lengthy lead times associated with product availability and our customers requirements for complete and on-time deliveries, the Company's management decided to increase inventory levels.

The average number of days sales outstanding in accounts receivable was 66 days in 2007 and 64 days in 2006. The increase is due to higher sales to customers receiving more favorable payment terms.

                                                                            (14)

Total debt in 2007 decreased by $27,801, compared to total debt at December 31, 2006.

On March 6, 2006, the Company modified its revolving loan agreement with Wachovia Bank (the "Modified Loan Agreement"). The amendments included an increase in the maximum borrowing amount from $10 million to $15 million; an extension of the maturity date from September 30, 2007 to June 30, 2009; a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as the modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement will be used for working capital, general operating expenses and other purposes. As of December 31, 2007, $10,098,000 was outstanding and $4,902,000 was available for borrowing under the Modified Loan Agreement.

Under the provisions of the Modified Loan Agreement, the Company, among other things, is restricted with respect to additional borrowings, investments, mergers and property and equipment purchases. Further, the Modified Loan Agreement requires the Company to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio. The Company was in compliance with all covenants under the Modified Loan Agreement as of and through December 31, 2007, and believes these financial covenants will continue to be met for the remainder of the term of the credit facility.

Capital expenditures during 2007 and 2006 were $672,913 and $564,887, respectively, which were, in part, financed with debt. Capital expenditures in 2008 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under the Modified Loan Agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations for the next twelve months.


RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." This statement, which becomes effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. An exposure draft will be issued for comment in the near future on the partial deferral. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115." ("SFAS 159") gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company's 2008 fiscal year beginning January 1, 2008. The Company expects that the adoption of SFAS 159 will not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements("SFAS160"). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being measured and recorded at the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects that the adoption of SFAS 141 (R) and SFAS 160 will not have a material effect on its financial statements.

                                                                            (15)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK:
The Company's interest expense on debt is most sensitive to changes in the level of United States interest rates. To mitigate the impact of these fluctuations, the Company periodically evaluates alternative interest rate arrangements.

FOREIGN CURRENCY RISK:
The Company's foreign currency exposures vary, but are concentrated in the Canadian dollar, British pound, and the Euro. Purchases of inventory by the Hong Kong office are made in U.S. dollars.

At times, the Company utilizes forward foreign exchange contracts to hedge specific transactions with third parties denominated in foreign currencies. The terms of these forward foreign exchange contracts are typically 90 days to a year. Because these contracts are acquired for specific transactions, they are an effective hedge against fluctuations in the value of the foreign currency underlying such transaction. The Company's Canadian subsidiary previously entered into a forward foreign exchange contract to reduce the risk of inventory purchases in a currency other than its functional currency, the Canadian dollar. The Company hedged the risk of foreign currency fluctuations for approximately $1.5 million of inventory purchases in 2005 by its Canadian subsidiary. This foreign exchange contract expired at December 31, 2005. There are no such contracts in 2006 and 2007. Adjustments to the fair value of currencies were reported as a component of accumulated other comprehensive loss in the statement of changes in stockholders' equity.

The Company does not enter into financial instruments for speculation or trading purposes.

The Company and its foreign subsidiaries utilize bank loans to finance their operations. To mitigate foreign currency risk, foreign loans are denominated in the local currency of the foreign subsidiary wherever possible.

INFLATION
Inflation had a negligible effect on the Company's operations during 2007 and 2006. The Company estimates that any inflationary effects, in the aggregate, were generally recovered or offset through increased pricing or cost reductions in both years.

                                                                            (16)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              For the years ended December 31,
                                                       ----------------------------------------------
                                                               2007           2006           2005
                                                       ----------------------------------------------
Net sales                                                 $ 63,173,005   $ 56,862,992   $ 49,946,374

Costs and expenses:
   Cost of goods sold                                       36,680,075     32,280,219     27,591,685
   Selling, general and administrative expenses             19,741,166     17,869,753     15,512,488
   Provision for loss on property demolition                         -              -      1,500,000
                                                       ----------------------------------------------
Operating income                                             6,751,764      6,713,020      5,342,201

Non operating items:
   Interest expense, net                                       655,446        615,500        234,868
   Other income (expense), net                                 206,357        251,557       (341,267)
                                                       ----------------------------------------------
   Income before income taxes                                6,302,675      6,349,077      4,766,066
   Income tax expense                                        2,280,417      2,463,415      1,828,756
                                                       ----------------------------------------------
Net income                                                $  4,022,258   $  3,885,662   $  2,937,310
                                                       ==============================================

Earnings per share:
    Basic                                                 $       1.14   $       1.11   $       0.84
    Diluted                                               $       1.09   $       1.05   $       0.78

See accompanying Notes to Consolidated Financial Statements.

                                                                            (17)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                  December 31,    December 31,
                                                                      2007            2006
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  4,987,991    $  3,838,172
   Accounts receivable, less allowance                             12,726,647      10,852,037
   Inventories                                                     18,934,977      15,677,294
   Deferred income taxes                                               61,127         273,919
   Prepaid expenses and other current assets                        1,149,417         845,640
                                                              --------------------------------
Total current assets                                               37,860,159      31,487,062

Property, plant and equipment:
   Land                                                               174,840         158,902
   Buildings                                                        2,971,451       2,777,599
   Machinery and equipment                                          8,050,383       7,006,219
                                                              --------------------------------
Total property, plant and equipment                                11,196,674       9,942,720
Less: accumulated depreciation                                      8,717,316       7,402,675
                                                              --------------------------------
Net plant, property and equipment                                   2,479,358       2,540,045
Goodwill                                                               88,828          88,828
Intangible assets, less accumulated amortization                    1,658,880         877,796
Deferred income taxes                                                 135,168          27,235
                                                              --------------------------------
Total assets                                                     $ 42,222,393    $ 35,020,966
                                                              ================================

LIABILITIES
Current liabilities:
   Accounts payable                                              $  4,575,118    $  2,357,715
   Other accrued liabilities                                        3,903,784       3,660,252
   Current portion of long-term debt                                    3,410           8,517
                                                              --------------------------------
Total current liabilities                                           8,482,312       6,026,484
Long-term debt, less current portion                               10,186,721      10,217,931
Other                                                                 506,617         645,192
                                                              --------------------------------
Total liabilities                                                  19,175,650      16,889,607

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
   shares; issued - 4,267,274 shares in 2007 and 4,192,824
   shares in 2006, including treasury stock                        10,668,185      10,482,060
Treasury stock, at cost, 714,391 shares in 2007
   and 678,991 shares in 2006                                      (5,929,999)     (5,438,776)
Additional paid-in capital                                          3,550,053       3,013,667
Accumulated other comprehensive loss                                  285,842        (941,042)
Retained earnings                                                  14,472,662      11,015,450
                                                              --------------------------------
Total stockholders' equity                                         23,046,743      18,131,359
                                                              --------------------------------
Total liabilities and stockholders' equity                       $ 42,222,393    $ 35,020,966
                                                              ================================

See accompanying Notes to Consolidated Financial Statements.

                                                                            (18)

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                       Accumulated
                              Outstanding                                Additional       Other
                               Shares of       Common       Treasury       Paid-In    Comprehensive    Retained
                             Common Stock       Stock         Stock        Capital    Income (Loss)    Earnings       Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004     3,413,421  $  9,623,780  $(1,874,611)   $ 2,231,003   $ (1,031,587)  $  5,033,879  $ 13,982,464
Net Income                                                                                              2,937,310     2,937,310
Translation adjustment                                                                     170,432                      170,432
Change in fair value of
   derivative financial
   instruments                                                                              82,268                       82,268
Change in
   minimum pension
   liability                                                                              (471,532)                    (471,532)
Income taxes relating
   to minimum pension
   liability                                                                               179,183                      179,183
                                                                                                                   -------------
      Comprehensive income                                                                                            2,897,661
Tax benefit from exercise of
   employee stock options                                                   326,713                                     326,713
Distribution to shareholders                                                                             (424,630)     (424,630)
Issuance of common stock          312,312       780,780                      66,171                                     846,951
Purchase of treasury stock       (242,900)                (3,564,165)                                                (3,564,165)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005     3,482,833  $ 10,404,560  $(5,438,776)   $ 2,623,887   $ (1,071,236)  $  7,546,559  $ 14,064,994
Net Income                                                                                              3,885,662     3,885,662
Translation adjustment                                                                      52,438                       52,438
Change in
   minimum pension
   liability and the effect
   of the adoption
   of SFAS No. 158                                                                         125,413                      125,413
Income taxes relating
   to minimum pension
   liability                                                                               (47,657)                     (47,657)
                                                                                                                   -------------
      Comprehensive income                                                                                            4,015,856
Stock compensation expense                                                  275,539                                     275,539
Tax benefit from exercise of
   employee stock options                                                    82,986                                      82,986
Distribution to shareholders                                                                             (416,770)     (416,770)
Issuance of common stock           31,000        77,500                      31,255                                     108,755
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2006     3,513,833  $ 10,482,060  $(5,438,776)   $ 3,013,667   $   (941,042)  $ 11,015,450  $ 18,131,359
Net Income                                                                                              4,022,258     4,022,258
Translation adjustment                                                                   1,049,444                    1,049,444
Change in
   net prior service credit and
   actuarial losses                                                                        177,441                      177,441
                                                                                                                   -------------
      Comprehensive income                                                                                            5,249,143
Stock compensation expense                                                  330,859                                     330,859
Tax benefit from exercise of
   employee stock options                                                    22,825                                      22,825
Distribution to shareholders                                                                             (565,046)     (565,046)
Issuance of common stock           74,450       186,125                     182,701                                     368,826
Purchase of treasury stock        (35,400)                  (491,223)                                                  (491,223)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2007     3,552,883  $ 10,668,185  $(5,929,999)   $ 3,550,053   $    285,842   $ 14,472,662  $ 23,046,743

See accompanying Notes to Consolidated Financial Statements.

                                                                            (19)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                For the years ended December 31,
                                                                       ---------------------------------------------------
                                                                                 2007           2006           2005
                                                                       ---------------------------------------------------
Operating activities:
Net income                                                                  $ 4,022,258    $ 3,885,662    $ 2,937,310
Adjustments to reconcile net income to net
  cash provided (used) by operating activities
     Depreciation                                                               811,570        800,449        610,509
     Amortization                                                                59,678         34,679         42,263
     Stock compensation expense                                                 330,859        275,540              -
     Deferred income taxes                                                      104,859        442,033       (462,621)
     Loss on disposal of property, plant and equipment                                -          4,378         64,254
     Tax benefit on stock options                                                22,825         82,986        326,713
     Changes in operating assets and liabilities
        Accounts receivable                                                  (1,812,504)    (1,546,848)      (297,236)
        Inventories                                                          (2,645,310)    (2,940,755)    (4,248,853)
        Prepaid expenses and other current assets                              (268,276)      (329,249)       (71,910)
        Accounts payable                                                      2,107,704        146,571       (107,819)
        Other accrued liabilities                                               (27,805)    (1,678,844)       768,779
                                                                       ---------------------------------------------------
Total adjustments                                                            (1,316,400)    (4,709,060)    (3,375,921)
                                                                       ---------------------------------------------------
Net cash provided (used) by operating activities                              2,705,858       (823,398)      (438,611)
                                                                       ---------------------------------------------------
Investing activities:
Purchase of property, plant and equipment                                      (672,913)      (564,887)    (1,430,530)
Purchase of patents and trademarks                                             (840,762)      (142,623)      (252,468)
Proceeds from sale of property, plant and equipment                                   -         12,854        160,045
                                                                       ---------------------------------------------------
Net cash used by investing activities                                        (1,513,675)      (694,656)    (1,522,953)
                                                                       ---------------------------------------------------
Financing activities:
Net (repayments) borrowings of long-term debt                                   (37,070)     4,634,611      4,159,274
Distributions to shareholders                                                  (529,329)      (428,934)      (380,978)
Purchase of treasury stock                                                     (491,223)             -     (3,564,165)
Issuance of common stock                                                        368,826        108,755        846,951
                                                                       ---------------------------------------------------
Net cash (used) provided by financing activities                               (688,796)     4,314,432      1,061,082
Effect of exchange rate changes                                                 646,432        (34,695)        88,461
                                                                       ---------------------------------------------------
Net change in cash and cash equivalents                                       1,149,819      2,761,683       (812,021)
Cash and cash equivalents at beginning of year                                3,838,172      1,076,489      1,888,510
                                                                       ---------------------------------------------------
Cash and cash equivalents at end of year                                    $ 4,987,991    $ 3,838,172    $ 1,076,489
                                                                       ===================================================

Supplemental cash flow information
          Cash paid for income taxes                                        $ 2,819,016    $ 2,180,324    $ 1,716,028
          Cash paid for interest                                            $   741,698    $   617,645    $   234,523

See accompanying Notes to Consolidated Financial Statements.

                                                                            (20)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS
The operations of Acme United Corporation (the "Company") consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Germany. Principal products across all segments are scissors, shears, rulers, pencil sharpeners, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers and mass market retailers.

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction gains (losses), which are included in other income (expense), net, were $159,877 in 2007, $149,791, in 2006 and ($397,535) in 2005.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $89,856 in 2007 and $116,811 in 2006.

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

Intangible Assets - Intangible assets with a finite useful life are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with a finite useful life include deferred financing costs, patents, and trademarks. Deferred financing costs are amortized over the term of the related debt. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period of intangible assets at December 31, 2007 is 14 years.

Goodwill - As of January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets and therefore, no longer amortizes goodwill, but rather tests it annually for impairment. There was no impairment of goodwill at December 31, 2007 and December 31, 2006.

                                                                            (21)

Deferred Income Taxes - Deferred income taxes are provided on the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using enacted tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to the customers. When the right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists.

Research and Development - Research and development costs ($236,064 in 2007, $306,422 in 2006 and $244,904 in 2005) are expensed as incurred.

Shipping Costs - Shipping costs ($2,974,205 in 2007, $2,496,981 in 2006 and $2,310,596 in 2005) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,060,523 in 2007, $1,292,250 in 2006 and $1,252,366 in 2005) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances for credit losses are provided and have been within management's expectations. In 2007 and 2006, the Company had two customers with net sales exceeding 10% of consolidated net sales and three customers in 2005. Net sales to these customers amounted to approximately 17% and 10% in 2007, 19% and 10% in 2006 and 18%, 12% and 11%, in
2005.

Derivatives - The Company accounts for derivative financial instruments consistent with the requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, FASB Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and FASB Statement No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. The Company recognizes all derivative financial instruments, such as interest rate swap contracts, forward foreign exchange contracts, and foreign currency option contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in stockholders' equity as a component of accumulated other comprehensive income (loss), depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive (loss) income, net of deferred income taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income
(loss) as part of the cumulative translation adjustment. Changes in fair values of derivatives not qualifying as hedges are reported in operations.


3.  INVENTORIES
Inventories consist of:                          2007            2006
-------------------------------------------------------------------------
Finished goods                              $ 18,069,060    $ 14,709,418
Work in process                                  112,727          62,675
Materials and supplies                           753,190         905,201
-------------------------------------------------------------------------
                                            $ 18,934,977    $ 15,677,294
=========================================================================

Inventories are stated net of valuation allowances for obsolescence of $461,466 as of December 31, 2007 and $405,963 as of December 31, 2006.

                                                                            (22)

4.  INTANGIBLE ASSETS
Intangible assets consist of:               2007          2006
-----------------------------------------------------------------
Patents                                  1,334,133       569,359
Trademarks                                 468,224       392,236
-----------------------------------------------------------------
                                         1,802,357       961,595
Accumulated amortization                   143,477        83,799
-----------------------------------------------------------------
                                        $1,658,880    $  877,796
=================================================================

Amortization expense for patents and trademarks for the years ended December 31, 2007, 2006 and 2005 was $59,678, $34,679 and $29,605, respectively. The estimated aggregate amortization expense for each of the next five succeeding years is as follows: 2008 - $103,622; 2009 - $103,622; 2010 - $103,622; 2011 -
$102,521; and 2012 - $101,065. Refer to Note 17 of the accompanying Notes to the Consolidated Financial Statements for further information regarding the acquisition of intangible assets.


5.  OTHER ACCRUED LIABILITIES
Other accrued liabilities consist of:             2007             2006
--------------------------------------------------------------------------
Vendor rebates                               $ 2,792,411      $ 2,410,097
Other                                          1,617,991        1,895,348
--------------------------------------------------------------------------
                                             $ 4,410,402      $ 4,305,445
==========================================================================

Other accrued liabilities include both current and non-current liabilities.

6.  PENSION AND PROFIT SHARING
United States employees, hired prior to July 1, 1993, are covered by a funded, defined benefit pension plan. The benefits of this pension plan are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. In December 1995, the Company's Board of Directors approved an amendment to the United States pension plan ceasing all future benefit accruals as of February 1, 1996, without terminating the pension plan. The Company uses a December 31 measurement date for the pension plan.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement 158. Statement 158 required the Company to recognize the funded status of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

The plan asset weighted average allocation at December 31, 2007 and December 31, 2006, by asset category, is as follows:

Asset Category                                2007             2006
--------------------------------------------------------------------------
Equity Securities                              69%              68%
Fixed Income Securities                        28%              29%
Other Securities / Investments                  3%               3%
--------------------------------------------------------------------------
Total                                         100%             100%
==========================================================================

The Company's investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of each December 31, 2007 and 2006, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $142,501 and $144,100, respectively.

                                                                            (23)

Other disclosures related to the pension plan follow:

                                                                            2007             2006
                                                                ----------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                            5.75%            5.75%
Changes in benefit obligation:
Benefit obligation at beginning of year                             $ (3,327,730)    $ (3,616,356)
Interest cost                                                           (181,599)        (187,284)
Service cost                                                             (30,000)         (30,000)
Amendment                                                                  1,313                -
Actuarial loss                                                            85,078           92,624
Benefits and plan expenses paid                                          533,662          413,286
--------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                     (2,919,276)      (3,327,730)
--------------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                         2,910,484        3,070,541
Actual return on plan assets                                             233,376          253,229
Employer Contribution                                                     21,944                -
Benefits and plan expenses paid                                         (533,662)        (413,286)
--------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                               2,632,142        2,910,484
--------------------------------------------------------------------------------------------------
Funded status                                                       $   (287,134)    $   (417,246)
==================================================================================================

Amounts recognized in Accumulated Other Comprehensive Income:
Net (gain) / loss                                                      1,063,979        1,231,335
Prior service cost / (credit)                                             68,895           78,984
--------------------------------------------------------------------------------------------------
Total                                                               $  1,132,874     $  1,310,319
==================================================================================================

Accrued benefits costs are included in other accrued liabilities (non-current).

                                                                     2007            2006            2005
============================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                       5.75%           5.50%           5.75%
  Expected return on plan assets                                      8.25%           8.00%           8.00%

Components of net benefit expense:
Interest cost                                                     $ 181,599       $ 187,284       $ 204,229
Service cost                                                         30,000          30,000          35,000
Expected return on plan assets                                     (225,913)       (230,819)       (260,089)
Amortization of prior service costs                                   8,776           8,776           8,776
Amortization of actuarial gain                                       74,815          89,363          66,204
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                         $  69,277       $  84,604       $  54,120
============================================================================================================

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate higher returns over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined.

The following table discloses the change recorded in other comprehensive income related to benefit costs:

                                                                            (24)

                                                                         2007             2006            2005
                                                                --------------------------------------------------
Change through other comprehensive income prior to
  application of SFAS 158, excluding income tax effect                   N/A           $ (204,397)      $ 471,532
Net (gain) / loss                                                     $  (92,541)         N/A             N/A
Prior service cost / (credit)                                             (1,313)         N/A             N/A
Amortization of net gain / (loss)                                        (74,815)         N/A             N/A
amortization of transition (obligation) / asset                                -          N/A             N/A
Amortization of prior service (cost) / credit                             (8,776)         N/A             N/A
                                                                --------------------------------------------------
     Total recognized in other comprehensive income                   $ (177,445)      $ (204,397)      $ 471,532

Increase / (decrease) in Accumulated Other Comprehensive Income
  to reflect the Adoption of SFAS 158, net of income tax effect          N/A           $   78,984         N/A

The following benefits are expected to be paid:

2008                                                                $    356,588
2009                                                                     350,357
2010                                                                     334,798
2011                                                                     318,320
2012                                                                     303,434
Years 2013 - 2017                                                      1,280,660

The Company also has a qualified, non-contributory profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company's Compensation Committee. For the years ended December 31, 2007, 2006 and 2005, the Company contributed 50% of employee's contributions, up to the first 6% of an employee's contribution. Total contribution expense under this profit sharing plan was $96,939 in 2007, $77,673 in 2006 and $60,000 in 2005.

7.  INCOME TAXES
The amounts of income taxes reflected in operations follow:
                                           2007          2006          2005
------------------------------------------------------------------------------
Current:
    Federal                           $ 1,450,808   $ 1,341,284   $ 1,817,861
    State                                 188,847       159,972       236,019
    Foreign                               543,730       540,103       237,497
------------------------------------------------------------------------------
                                        2,183,385     2,041,359     2,291,377
------------------------------------------------------------------------------

Deferred:
    Federal                                93,798       401,738      (393,334)
    State                                  11,109        40,892       (69,287)
    Foreign                                (7,875)      (20,574)
------------------------------------------------------------------------------
                                           97,032       422,056      (462,621)
------------------------------------------------------------------------------
                                      $ 2,280,417   $ 2,463,415   $ 1,828,756
==============================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

                                                                            (25)

                                           2007          2006          2005
------------------------------------------------------------------------------
United States                         $ 4,593,844   $ 5,150,322   $ 4,288,531
Foreign                                 1,708,828     1,198,756       477,535
------------------------------------------------------------------------------
                                      $ 6,302,672   $ 6,349,078   $ 4,766,066
==============================================================================

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations.

                                           2007          2006          2005
------------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate                  $ 2,142,908   $ 2,158,687   $ 1,620,462
State and local
  taxes, net of
  federal income
  tax effect                              132,132       128,243       155,773
Permanent items, not subject to tax        (2,621)       53,822        65,935
Foreign tax rate difference              (271,403)     (217,158)      (92,908)
Non-recognition
  of foreign tax loss
  carryforwards                           279,401       339,821        79,494
------------------------------------------------------------------------------
    Provision for income taxes        $ 2,280,417   $ 2,463,415   $ 1,828,756
==============================================================================

Income taxes paid, net of refunds received, were $2,819,016 in 2007, $2,180,324 in 2006 and $1,716,028 in 2005.

                                              2007          2006
-------------------------------------------------------------------
Deferred income tax liabilities:
Plant, property
  and equipment                          $   133,177   $   119,806
-------------------------------------------------------------------
                                             133,177       119,806

Deferred income tax assets:
Asset valuations                              61,127       273,919
Operating loss
  carryforwards and
  credits                                  2,034,623     1,755,222
Pension                                      158,735       133,086
Other                                        109,610        13,981
-------------------------------------------------------------------
                                           2,364,095     2,176,208
-------------------------------------------------------------------
Net deferred
  income tax asset before
  valuation allowance                      2,230,918     2,056,402
Valuation
  allowance                               (2,034,623)   (1,755,222)
-------------------------------------------------------------------
Net deferred
  income tax asset                       $   196,295   $   301,180
===================================================================

                                                                            (26)

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

In 2007, the Company evaluated its tax positions, for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of FIN 48 and as a result, there was no effect on the Company's financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's evaluation of FIN 48 was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. The Internal Revenue Service (IRS) completed its examination of the Company's U.S. federal income tax return for 2004 with no changes.

In accordance with the Company's accounting policies, interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $6,025,762 and $4,097,768 are considered permanently reinvested as of December 31, 2007 and 2006, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2007, the Company has tax operating loss carry forwards aggregating $6,754,614, all of which are applicable to Germany, and can be carried forward indefinitely.



8. DEBT
Long term debt consists of:
                                                2007                2006
----------------------------------------------------------------------------
Notes payable:
  North American arrangements              $ 10,150,175        $ 10,187,245
  Other                                          39,955              39,203
----------------------------------------------------------------------------
                                             10,190,130          10,226,448
Less current portion                              3,410               8,517
----------------------------------------------------------------------------
                                           $ 10,186,720        $ 10,217,931
============================================================================

On March 6, 2006, the Company modified its revolving loan agreement with Wachovia Bank (the "Modified Loan Agreement"). The amendments included an increase in the maximum borrowing amount from $10 million to $15 million, an extension of the maturity date from September 30, 2007 to June 30, 2009, a decrease in the interest rate to LIBOR plus 1% from LIBOR plus 1.5%, as well as the modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses and other purposes. As of December 31, 2007, $10,098,000 was outstanding and $4,902,000 was available for borrowing under the Modified Loan Agreement.

Under the Modified Loan Agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2007.

                                                                            (27)

Maturities of long-term debt for the next five years follow: 2008- $3,410; 2009 - $10,156,000; 2010 - $5,839; 2011 - $5,839; and 2012 - $5,839.

Interest paid was $741,698 in 2007, $617,645 in 2006 and $234,523 in 2005.


9. COMMITMENTS AND CONTINGENCIES

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $573,190 in 2007, $527,208 in 2006 and $332,644 in 2005. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2007: 2008 - $528,707; 2009 - $451,118; 2010 - $297,362; 2011
- $13,418; and 2012 - $7,065.

The Company is involved, from time to time, in disputes and other litigation in the ordinary course of business, including certain environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse effect on financial position, results of operations, or liquidity of the Company.


10. SEGMENT INFORMATION

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments include (1) United States; (2) Canada and (3) Europe. The financial results of the Company's Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the "United States segment". The determination of reportable segments is based on the guidance set forth in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

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

In 2007 and 2006 the Company had two customers that individually exceeded 10% of consolidated net sales and three customers in 2005. Net sales to these customers amounted to approximately 17% and 10% of consolidated net sales in 2007, 19% and 10% of consolidated net sales in 2006 and 18%, 12% and 11% of consolidated net sales in 2005. Sales to no other customer exceeded 10% of consolidated net sales in 2007, 2006 and 2005.

                                                                            (28)

FINANCIAL DATA BY SEGMENT:

(000's omitted)                              United States      Canada      Europe   Consolidated
-------------------------------------------------------------------------------------------------
                        2007
                        ----

Sales to unaffiliated customers                   $ 48,702     $ 8,128     $ 6,343      $ 63,173

Operating income                                     6,748         735        (731)        6,752
Assets                                              28,350       7,886       5,986        42,222
Additions to property, plant and equipment             575          31          67           673
Depreciation and amortization                          724          59          88           871

                        2006
                        ----

Sales to unaffiliated customers                   $ 44,283     $ 7,344     $ 5,236      $ 56,863

Operating income                                     7,262         588      (1,137)        6,713
Assets                                              24,516       6,286       4,219        35,021
Additions to property, plant and equipment             474          28          63           565
Depreciation and amortization                          704          51          80           835

                        2005
                        ----

Sales to unaffiliated customers                   $ 39,060     $ 6,838     $ 4,049      $ 49,946

Operating income                                     5,010         484        (152)        5,342
Assets                                              21,167       4,275       2,752        28,194
Additions to property, plant and equipment           1,299          80          52         1,431
Depreciation and amortization                          511          51          91           653

11.  STOCK OPTION PLANS

The Company has two stock option plans: (1) the 2002 Employee Stock Option Plan, as amended (the "Employee Plan") and (2) the 2005 Non-Salaried Director Stock Option Plan (the "Director Plan").

The Employee Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the common stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee Plan. As of December 31, 2007, the number of shares available for grant under the Employee Plan was 106,438.

The Director Plan, approved by shareholders at the Company's Annual Meeting of Shareholders on April 25, 2005, provides for the issuance of stock options for up to 50,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the "Initial Option"). Each year, each elected Director not receiving an Initial Option will receive a 2,500 share option (the "Annual Option"). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the common stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2007, the number of shares available for grant under the Director Plan was 45,000.

                                                                            (29)

A summary of changes in options issued under the Company's stock option plans follows:

                                                        2007          2006          2005
-----------------------------------------------------------------------------------------
Options outstanding at the
  beginning of the year                              543,950       471,450       673,200
Options granted                                       98,250       113,500       111,500
Options forfeited                                     (2,000)      (10,000)         (938)
Options exercised                                    (74,450)      (31,000)     (312,312)
-----------------------------------------------------------------------------------------
Options outstanding at
  the end of the year                                565,750       543,950       471,450
=========================================================================================
Options exercisable at the
  end of the year                                    396,125       407,888       368,700
=========================================================================================
Common stock available for future grants
  at the end of the year                             151,438        47,688       151,188
=========================================================================================
Weighted average price of options:
  Granted                                           $  14.86      $  14.42      $  15.64
  Forfeited                                            15.15         14.24          4.00
  Exercised                                             4.95          3.51          2.71
  Outstanding                                           9.82          8.27          6.56
  Exercisable                                           7.63          6.04          4.62

A summary of options outstanding at December 31, 2007 follows:

                                                             Options Outstanding                        Options Exercisable
----------------------------------------------------------------------------------------------     -----------------------------
                                                                  Weighted-
                                                                   Average                                             Weighted-
                                                                  Remaining      Weighted-                              Average
                                                     Number      Contractual      Average                Number        Exercise
Range of Exercise Prices                          Outstanding    Life (Years)  Exercise Price         Exercisable        Price
----------------------------------------------------------------------------------------------     -----------------------------
$1.25 to $2.49                                        40,300          2           $ 2.04                 40,300         $ 2.04
$2.50 to $3.65                                       125,200          4             3.10                125,200           3.10
$3.66 to $5.00                                        60,750          4             4.10                 60,750           4.10
$5.01 to $7.25                                        26,750          3             5.27                 26,750           5.31
$7.26 to $17.02                                      312,750          8            15.01                143,125          15.10
                                                ----------------------------------------------     -----------------------------
                                                     565,750                                            396,125
                                                ==============                                     ==============

The weighted average remaining contractual life of all outstanding stock options is 6 years.


STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payments ("SFAS 123R"), which replaced FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company adopted SFAS 123R using the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and awards granted prior to, but not vested as of December 31, 2005. Estimated compensation for awards granted prior to, but not vested as of December 31, 2005 will be recognized over the remaining service period using the compensation cost estimated for pro forma disclosures under SFAS 123.

                                                                            (30)

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

The Company estimates the expected term of options granted by evaluating various factors, including the vesting period, historical employee information, as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the 48 months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon bond issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. In the third quarter of 2006, the Company modified its vesting schedule for new grants. Grants issued after June 30, 2006 vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Options granted prior to July 1, 2006 vest 25% one day after the date of grant, and 25% on the day after the anniversary of the grant date in each of the next three years.

The assumptions used to value option grants for the twelve months ended December 31, 2007 and December 31, 2006 are as follows:

                                    ---------------- -----------------
                                           2007              2006
                                    ---------------- -----------------
      Expected life in years                      5               4-5
      Interest rate                    4.51 - 5.18%      4.32 - 4.91%
      Volatility                                .32         .33 - .34
      Dividend yield                   1.08 - 1.10%      0.80 - 0.90%

Total stock-based compensation recognized in the Company's consolidated statement of operations for the year ended December 31, 2007 is $330,859. As of December 31, 2007, there was approximately $516,090 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees. As of December 31, 2007, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

Prior to January 1, 2006, the Company applied APB 25, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense was recognized if, at the date of grant, the exercise price of the option was at least equal to the fair market value of the Company's common stock. No compensation expense related to the Company's stock option plans was required to be recognized for its plans in 2005.

The pro forma effects of recognizing the estimated fair value of stock-based compensation for the year ended December 31, 2005 have been disclosed previously in the Company's financial statements under the provisions of SFAS 123. The previously-disclosed pro forma information, as adjusted to reflect a 36 month, instead of a 48 month option vesting schedule, is presented below.

                                                                            (31)

                                                     2005
=============================================================
Net income, as reported                          $ 2,937,310
Deduct: total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects                (272,904)
-------------------------------------------------------------
Pro forma net income                             $ 2,664,406
=============================================================

Basic-as reported                                $      0.84
Basic-pro forma                                  $      0.76

Diluted-as reported                              $      0.78
Diluted-pro forma                                $      0.70

The weighted average fair value at the date of grant for options granted during 2007, 2006 and 2005 was $4.95, $4.86 and $7.42 per option, respectively.


12.  EARNINGS PER SHARE
The calculation of earnings per share follows:

                                                             2007           2006           2005
---------------------------------------------------------------------------------------------------
Numerator:
   Net income                                            $ 4,022,258    $ 3,885,662    $ 2,937,310
---------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
      Weighted average shares outstanding                  3,535,687      3,494,833      3,509,031
   Effect of dilutive employee stock options                 161,155        217,217        279,913
---------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share             3,696,842      3,712,050      3,788,944
---------------------------------------------------------------------------------------------------
   Basic earnings per share                              $      1.14    $      1.11    $      0.84

   Dilutive earnings per share                           $      1.09    $      1.05    $      0.78
---------------------------------------------------------------------------------------------------

For 2007, 2006 and 2005, respectively, 284,250, 190,000 and 9,500 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

                                                                            (32)

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of the accumulated other comprehensive income follow:

                                                       Change in net
                                                       prior service
                                                        credit and
                                       Translation       actuarial
                                        Adjustment         losses       Total
--------------------------------------------------------------------------------
Balances, December 31, 2005              (181,084)       (890,152)   (1,071,236)
Change in minimum pension liability                       125,413       125,413
Income taxes relating
   to minimum pension
   liability                                              (47,657)      (47,657)
Translation adjustment                     52,438                        52,438
--------------------------------------------------------------------------------
Balances, December 31, 2006            $ (128,646)      $(812,396)  $  (941,042)
Change in net prior service credit
   and actuarial losses                                   177,441       177,441
Translation adjustment                  1,049,444                     1,049,444
--------------------------------------------------------------------------------
Balances, December 31, 2007            $  920,798       $(634,955)  $   285,842
================================================================================


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

The carrying amounts and fair values of the Company's financial instruments follow (000's omitted):

                                                   2007                           2006
                                        --------------------------     ---------------------------
                                            Carrying       Fair            Carrying        Fair
                                             Amount       Value             Amount        Value
--------------------------------------------------------------------------------------------------
Cash and cash equivalent                    $  4,988    $  4,988           $  3,838     $  3,838
Accounts receivable                           12,727      12,727             10,852       10,852
Accounts payable                              (4,575)     (4,575)            (2,358)      (2,358)
Long-term debt                               (10,190)    (10,190)           (10,226)     (10,226)

                                                                            (33)

15.  QUARTERLY DATA (UNAUDITED)

                                                                  Quarters (000's omitted, except per share data)

2007                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 12,241      $ 18,999     $ 17,081       $ 14,852      $ 63,173
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                           6,907        11,020        9,700          9,053        36,680
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     650         1,522        1,305            545         4,022
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   0.18      $   0.43     $   0.37       $   0.15      $   1.14
Diluted earnings per share                                $   0.17      $   0.41     $   0.35       $   0.15      $   1.09

2006                                                        First        Second        Third         Fourth         Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $ 12,257      $ 16,984     $ 15,532       $ 12,090      $ 56,863
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                           6,705         9,556        8,908          7,111        32,280
---------------------------------------------------------------------------------------------------------------------------
Net income                                                     759         1,506        1,225            396         3,886
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $   0.22      $   0.43     $   0.35       $   0.11      $   1.11
Diluted earnings per share                                $   0.20      $   0.40     $   0.33       $   0.11      $   1.05

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

16.  CAPITAL STRUCTURE
In 2007, the Company issued 74,450 shares of common stock with proceeds of $368,826 upon the exercise of outstanding stock options.

17.  BUSINESS COMBINATION
On September 18, 2007, the Company purchased certain assets of the Camillus Cutlery Company ("Camillus Cutlery") for $246,000, consisting primarily of trademarks, brand names and patents. Camillus Cutlery, founded in 1873, is one of the oldest knife companies in the United States. Camillus Cutlery's products include many types of folding knives, as well as those for hunting and fishing.

On September 25, 2007, the Company purchased certain assets of Tiger Sharp Technologies Inc. ("Tiger Sharp") for $355,000, consisting primarily of trademarks, brand names and patents. The purchase agreement also included a royalty arrangement whereby the Company will, for a period of three years, pay Tiger Sharp a 5% royalty on the Company's sales of Tiger Sharp patented products and a 1% royalty on the Company's sales of a certain product which is currently in development. Tiger Sharp was founded in 2002 in Dallas, Texas to commercialize its unique replaceable blade technology. The Company has pioneered many extremely sharp replaceable blade folding knives.

Proforma operating information for the periods prior to these acquisitions is not provided because of the immateriality of these transactions on a proforma basis.

18.  NON-RECURRING CHARGE
The Company is the owner of certain commercial property located in Bridgeport, Connecticut. Buildings, totaling approximately 150,000 square feet, are located on this property. The Company ceased using the Bridgeport property as a manufacturing facility in September 1996 and its operations were thereafter consolidated into the Company's North Carolina facility. For approximately the next two years, the Company continued to pay property taxes, insurance, maintenance and other operating costs on the property which totaled approximately $107,000 annually, and the Company leased a small part of the property for $32,000 resulting in a net cost of $75,000 annually. In October 1998, the Company leased the entire property to an unrelated commercial real estate company for a term of 24 years. The lease had provided for the payment of one dollar ($1.00) per year as base rent and required that the tenant pay all taxes, insurance and other expenses in connection with the property. At the time, the Company considered the cost savings from leasing the property, for which Acme had no specific use, an appropriate basis for the arrangement.

The Company wrote off the book value of the property by the end of 1998.

                                                                            (34)

Since October 1998, the tenant leased portions of the buildings on the property to subtenants, primarily for use as commercial warehouses. Approximately 30% of the total square footage in the buildings is subject to subleases. The remainder has been empty since 1996.

On July 28, 2005, the Building Department of Bridgeport informed the Company that pursuant to a call from the Bridgeport Fire Department, an inspection of the premises was made on July 21, 2005. The roof of a portion of a building had collapsed that day. The Company received notice that it must either repair certain portions of the damaged building and two others or demolish them because of unsafe conditions. The Company was ordered to begin the necessary work to make the buildings safe within 30 days from receipt of the letter.

The lessee filed an insurance claim on August 24, 2005. The insurance company investigated the facts and circumstances surrounding the claim and determined that the roof had collapsed due to wear, tear, deterioration, wet rot, dry rot and lack of maintenance of the premises. The insurance company stated in a letter dated October 18, 2005 that the causes of the loss were not insured perils under the tenant's policy and denied coverage.

On July 29, 2005, the Company notified the tenant of the action by the building inspector and that, under the terms of the lease, the tenant was responsible for compliance with the order. The lessee subsequently refused to assume responsibility for the repair or demolition. The Company considered legal action under the terms of the lease to force the lessee to pay for the repair or demolition. However, the Company believed that the City of Bridgeport would require action over a time period shorter than the time required to file a lawsuit and to bring the action to a conclusion.

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

Several subtenants continue to occupy portions of the property and are paying rent to the Company presently, totaling approximately $190,000 per year. In addition, the principal subtenant pays a portion of the taxes and insurance expenses related to the property it leases.

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

                                                                            (35)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP


Hartford, Connecticut
March 6, 2008

                                                                            (36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants related to accounting and financial disclosures in 2007.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2007, there were no changes in the Company's internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.


ITEM 9B. OTHER INFORMATION
None.

                                                                            (37)

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. Executive officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name                       Age   Position Held with Company
------------------------- ------ -----------------------------------------------
Walter C. Johnsen           57   Chairman of the Board and Chief Executive
                                 Officer
Gary D. Penisten            76   Chairman Emeritus of the Board
Brian S. Olschan            51   President, Chief Operating Officer and Director
Paul G. Driscoll            47   Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
Rex L. Davidson             57   Director
Richmond Y. Holden, Jr.     54   Director
Susan H. Murphy             56   Director
Stephen Spinelli, Jr.       53   Director
Stevenson E. Ward III       62   Director

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

Richmond Y. Holden, Jr. has served as director since 1998. Since 2007, President of Educators Publishing Service, a supplementary publisher of education materials and a subsidiary of School Specialty Inc. Previously, President and Chief Executive Officer of J.L. Hammett Co. from 1992 to 2006, a reseller, of educational products.

Susan H. Murphy has served as director since 2003. She is presently Vice President for Student and Academic Services at Cornell University since 1994. From 1985 through 1994, Ms. Murphy served as Dean of Admissions and Financial Aid. Ms. Murphy has been employed at Cornell since 1978.

Stephen Spinelli, Jr. has served as director since April, 2006. He is currently President, Philadelphia University. Formerly, Vice Provost for Entrepreneurship and Global Management and a member of the Babson College faculty from 1993 to 2007. Founder and former Chairman of American Oil Change Corporation (DBA Jiffy
Lube). He consults with a wide array of businesses globally.

                                                                            (38)

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

The Company has adopted a Code of Conduct that is applicable to its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on the Company's website at www.acmeunited.com

If the Company makes any substantive amendments to the Code of Conduct which apply to its Chief Executive Officer, Chief Financial Officer or Controller, or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company's executive officers, the Company will disclose the nature of the amendment or waiver on its website or in a report on Form 8-K.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled "Security Ownership of Directors and Officers" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         None.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled "Fees to Auditors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders.

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

------------ -------------------------------------------------------------------
Exhibit No.                        Identification of Exhibit
------------ -------------------------------------------------------------------
3(i)         Certificate of Organization of the Company (1)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Organization of Registrant dated
             September 24, 1968 (1)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Incorporation of the Company dated
             April 27, 1971 (2)
------------ -------------------------------------------------------------------
             Amendment to Certificate of Incorporation of the Company dated
             June 29, 1971 (2)
------------ -------------------------------------------------------------------
3(ii)        Amendment to the Company's Bylaws (10)
------------ -------------------------------------------------------------------
4            Specimen of Common Stock certificate (2)
------------ -------------------------------------------------------------------
10.1         Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
------------ -------------------------------------------------------------------
10.1(a)      Amendment No. 1 to the Non-Salaried Director Stock Option Plan* (4)
------------ -------------------------------------------------------------------

                                                                            (40)

------------ -------------------------------------------------------------------
10.1(b)      Amendment No. 2 to the Non-Salaried Director Stock Option Plan* (5)
------------ -------------------------------------------------------------------
10.2         1992 Amended and Restated Stock Option Plan* (6)
------------ -------------------------------------------------------------------
10.2(a)      Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
------------ -------------------------------------------------------------------
10.2(b)      Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
------------ -------------------------------------------------------------------
10.2(c)      Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.2(d)      Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.3         Acme United Employee Stock Option Plan dated February 26, 2002*
             as amended (11)
------------ -------------------------------------------------------------------
10.4         Severance Pay Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.5         Salary Continuation Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.6         2005 Non-Salaried Director Stock Option Plan (12)
------------ -------------------------------------------------------------------
10.8         Deferred Compensation Plan dated October 2, 2007
------------ -------------------------------------------------------------------
21           Subsidiaries of the Registrant
------------ -------------------------------------------------------------------
23           Consent of Ernst & Young, Independent Auditors
------------ -------------------------------------------------------------------
31.1         Certification of Walter Johnsen pursuant to Rule 13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
31.2         Certification of Paul Driscoll pursuant to Rule 13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.1         Certification of Walter Johnsen pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.2         Certification of Paul Driscoll pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------

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

                                                                            (41)

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

     (9) Previously filed in the Company's Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

     (10) Previously filed in the Company's form 8-K filed on February 28, 2006.

     (11) Previously filed in the Company's Proxy statement for the 2005 Annual Meeting of Shareholders.

     (12) Previously filed in the Company's Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.


SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005
                                                           Balance at     Charged to     Deductions      Balance at
                                                          Beginning of    Costs and       and Other        End of
                                                             Period        Expenses      Adjustments       Period
-------------------------------------------------------------------------------------------------------------------
2007
Allowance for doubtful accounts                           $   116,811     $  54,182      $  81,137     $    89,856
Allowance for inventory obsolescence                          405,963       106,938         51,434         461,467
Deferred income tax asset valuation allowance               1,755,222       279,401              -       2,034,623
-------------------------------------------------------------------------------------------------------------------
2006
Allowance for doubtful accounts                           $   136,050     $  51,256      $  70,495     $   116,811
Allowance for inventory obsolescence                          453,369        99,234        146,640         405,963
Deferred income tax asset valuation allowance               1,415,401       339,821              -       1,755,222
-------------------------------------------------------------------------------------------------------------------
2005
Allowance for doubtful accounts                           $   210,914     $ (60,971)     $  13,893     $   136,050
Allowance for inventory obsolescence                          620,538       218,269        385,438         453,369
Deferred income tax asset valuation allowance               1,335,907        79,494              -       1,415,401
-------------------------------------------------------------------------------------------------------------------

                                                                            (42)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2008.


ACME UNITED CORPORATION
(Registrant)

Signatures                             Titles

/s/ Walter C. Johnsen
--------------------------
Walter C. Johnsen                      Chairman and Chief Executive Officer

/s/ Gary D. Penisten
--------------------------
Gary D. Penisten                       Chairman Emeritus of the Board

/s/ Brian S. Olschan
--------------------------
Brian S. Olschan                       President, Chief Operating Officer and
                                       Director

/s/ Paul G. Driscoll
--------------------------
Paul G. Driscoll                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

/s/ Rex L. Davidson
--------------------------
Rex Davidson                           Director

/s/ Richmond Y. Holden, Jr.
--------------------------
Richmond Y. Holden, Jr                 Director

/s/ Susan H. Murphy
--------------------------
Susan H. Murphy                        Director

/s/ Stephen Spinelli
--------------------------
Stephen Spinelli                       Director

/s/ Stevenson E. Ward III
--------------------------
Stevenson E. Ward III                  Director

                                                                            (43)