Form 10-Q
period 2008-03-31
ACME UNITED CORP
filed 2008-05-05
CIK 2098

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

                  For the quarterly period ended March 31, 2008

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

As of April 16, 2008 the registrant had outstanding 3,510,183 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of March 31, 2008
                and December 31, 2007   ...................................   3
             Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2008 and 2007.................   5
             Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2008 and 2007.................   6
             Notes to Condensed Consolidated Financial Statements..........   7
   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  10
   Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  13
   Item 4. Controls and Procedures.........................................  13

Part II -- OTHER INFORMATION
   Item 1.   Legal Proceedings.............................................  14
   Item 1A.  Risk Factors..................................................  14
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...  14
   Item 3.   Defaults Upon Senior Securities...............................  14
   Item 4.   Submission of Matters to a Vote of Security Holders...........  14
   Item 5.   Other Information.............................................  14
   Item 6.   Exhibits......................................................  14
   Signatures..............................................................  15

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)

                                                      March 31,    December 31,
                                                        2008           2007
                                                     (unaudited)     (Note 1)
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $   4,815     $   4,988
  Accounts receivable, less allowance                     12,482        12,727
  Inventories:
     Finished goods                                       19,179        18,069
     Work in process                                         200           113
     Raw materials and supplies                              697           753
                                                     ------------  ------------
                                                          20,076        18,935
  Prepaid expenses and other current assets                1,228         1,211
                                                     ------------  ------------
          Total current assets                            38,601        37,860
                                                     ------------  ------------
Property, plant and equipment:
  Land                                                       187           175
  Buildings                                                3,117         2,971
  Machinery and equipment                                  8,441         8,050
                                                     ------------  ------------
                                                          11,745        11,196
  Less accumulated depreciation                            9,209         8,717
                                                     ------------  ------------
                                                           2,536         2,479
Other assets                                               1,790         1,794
Goodwill                                                      89            89
                                                     ------------  ------------
            Total assets                               $  43,016     $  42,222
                                                     ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                  (all amounts in thousands, except share data)

                                                      March 31,    December 31,
                                                        2008           2007
                                                     (unaudited)     (Note 1)
                                                     ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                     $   3,912     $   4,575
  Other accrued liabilities                                2,900         3,904
  Current portion of long-term debt                            3             3
                                                     ------------  ------------
      Total current liabilities                            6,815         8,482
  Long-term debt, less current portion                    12,711        10,187
  Other                                                      536           507
                                                     ------------  ------------
       Total liabilities                                  20,062        19,176

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,281,774 shares in 2008
    and 4,267,274 shares in 2007,
    including treasury stock                              10,704        10,668
  Additional paid-in capital                               3,660         3,550
  Retained earnings                                       15,085        14,473
  Treasury stock, at cost - 771,591 shares
    in 2008 and  714,391 shares in 2007                   (6,717)       (5,930)
  Accumulated other comprehensive income:
    Translation adjustment                                   857           921
    Minimum pension liability                               (635)         (635)
                                                     ------------  ------------
                                                             222           286
                                                     ------------  ------------
      Total stockholders' equity                          22,954        23,047
                                                     ------------  ------------
        Total liabilities and stockholders' equity     $  43,016     $  42,222
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

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)

                                                                  Three Months Ended
                                                                       March 31
                                                            -------------------------------
                                                                 2008             2007
                                                            --------------   --------------
Net sales                                                     $    14,269      $    12,241
Cost of goods sold                                                  8,283            6,907
                                                            --------------   --------------
Gross Profit                                                        5,986            5,334

Selling, general and administrative expenses                        4,918            4,158
                                                            --------------   --------------
Operating income                                                    1,068            1,176
                                                            --------------   --------------
Non-operating items:
  Interest expense                                                     96              154
  Other income, net                                                   186               27
                                                            --------------   --------------
Total other income (expense)                                           90             (127)
                                                            --------------   --------------
Income before income taxes                                          1,158            1,049
Income tax expense                                                    405              399
                                                            --------------   --------------
Net income                                                    $       753      $       650
                                                            ==============   ==============

Basic earnings per share                                      $      0.21      $      0.18
                                                            ==============   ==============
Diluted earnings per share                                    $      0.21      $      0.17
                                                            ==============   ==============
Weighted average number of common shares outstanding-
  denominator used for basic per share computations                 3,517            3,525
Weighted average number of dilutive stock options
  outstanding                                                         149              200
                                                            --------------   --------------
Denominator used for diluted per share computations                 3,666            3,725
                                                            ==============   ==============
Dividends declared per share                                  $      0.04      $      0.04
                                                            ==============   ==============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------
                                                                 2008             2007
                                                            --------------   --------------
Operating Activities:
  Net income                                                  $       753      $       650
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                                  219              198
        Amortization                                                   26               13
        Stock compensation expense                                     72               53
        Changes in operating assets and liabilities:
          Accounts receivable                                         140            1,188
          Inventories                                                (965)            (500)
          Prepaid expenses and other current assets                   (35)            (643)
          Other assets
          Accounts payable                                           (706)             225
          Other accrued liabilities                                  (995)          (1,501)
                                                            --------------   --------------
          Total adjustments                                        (2,244)            (969)
                                                            --------------   --------------
        Net cash used by operating activities                      (1,491)            (319)
                                                            --------------   --------------
Investing Activities:
  Purchase of property, plant, and equipment                         (237)             (85)
  Purchase of patents and trademarks                                  (24)              (3)
                                                            --------------   --------------
        Net cash used by investing activities                        (261)             (88)
                                                            --------------   --------------
Financing Activities:
  Net borrowing of long-term debt                                   2,520              236
  Proceeds from issuance of common stock                               74              153
  Distributions to stockholders                                      (141)            (105)
  Purchase of treasury stock                                         (787)            (347)
                                                            --------------   --------------
        Net cash provided (used) by financing activities            1,666              (64)
                                                            --------------   --------------

Effect of exchange rate changes                                       (87)              19
                                                            --------------   --------------
Net change in cash and cash equivalents                              (173)            (452)

Cash and cash equivalents at beginning of period                    4,988            3,838
                                                            --------------   --------------
Cash and cash equivalents at end of period                    $     4,815      $     3,386
                                                            ==============   ==============

See notes to condensed consolidated financial statements.

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for such disclosures. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2007 Annual Report on Form 10-K.


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


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                    Three Months Ended
                                           ------------------------------------
                                               March 31            March 31
                                                 2008                2007
                                           ----------------    ----------------
Components of net periodic benefit cost:
Interest cost                                  $    45,000         $    47,500
Service cost                                         7,500               7,500
Expected return on plan assets                     (56,250)            (57,500)
Amortization of prior service costs                  2,250               2,250
Amortization of actuarial gain                      18,750              22,000
                                           ------------------------------------
                                               $    17,250         $    21,750
                                           ====================================


Note 4 -- Long Term Debt and Shareholders Equity

       The Company's revolving loan agreement, as amended, provides for borrowings up to $15 million with all principal amounts outstanding there under required to be repaid in a single amount on June 30, 2009. In addition, the Company's revolving loan agreement requires monthly interest payments. As of March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $12,670,415 and $10,150,175, respectively, under the revolving loan agreement. Based on the scheduled payment date for the principal, the Company has classified all borrowings under the revolving loan agreement as of March 31, 2008 as long-term liabilities.

     During the first three months of 2008, the Company issued 14,500 shares of common stock and received proceeds there from of $74,062 upon the exercise of outstanding stock options. During the same period, the Company also repurchased 57,200 shares of common stock for its treasury. These shares were purchased at fair market value, with a total cost to the Company of $786,866.

                                      (7)

Note 5-- Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments consist of:
(1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both segments on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the "United States" "business" or "operating" segment". The determination of reportable segments is based on the guidance set forth in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"),. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

                                                  Three months ended
                                                       March 31
Sales to external customers:                      2008           2007
                                             -------------  -------------
       United States                           $   10,917     $    9,273
       Canada                                       1,698          1,571
       Europe                                       1,654          1,396
                                             -------------  -------------
       Consolidated                            $   14,269     $   12,241
                                             =============  =============

Operating income:
       United States                           $    1,088     $    1,301
       Canada                                         110             57
       Europe                                        (130)          (182)
                                             -------------  -------------
       Consolidated                            $    1,068     $    1,176
                                             =============  =============


                                                March 31     December 31
Assets by segment                                 2008           2007
                                             -------------  -------------
       United States                           $   29,860     $   28,350
       Canada                                       7,389          7,886
       Europe                                       5,767          5,986
                                             -------------  -------------
       Consolidated                            $   43,016     $   42,222
                                             =============  =============

                                      (8)

Note 6 - Stock Based Compensation

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). Share-based compensation expense was $72,000 and $53,000 for the quarters ended March 31, 2008 and March 31, 2007, respectively. The Company did not issue options during the three months ended March 31, 2008. As of March 31, 2008, there was $444,000 of unrecognized compensation cost, adjusted for estimated forfeitures related to non-vested share -based payments granted to the Company's employees.


Note 7 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

                                                  Three Months Ended
                                                       March 31
                                             -----------------------------
                                                 2008             2007
                                             ------------     ------------
Net income                                     $     753        $     650
Other comprehensive (loss) / income -
  Foreign currency translation                       (64)              64
                                             ------------     ------------
Comprehensive income                           $     689        $     714
                                             ============     ============

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

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, "Risk Factors", included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.


Results of Operations

Net Sales

     Consolidated net sales for the three months ended March 31, 2008 were $14,269,000, compared with $12,241,000 in the same period in 2007, a 17%
increase (13% at constant currency). Net sales in the U.S. operating segment increased 17% for the three months ended March 31, 2008, principally due to higher sales of pencil sharpeners, over-the-counter medications and paper trimmers. Net sales in Canada decreased by 7% in local currency due to soft demand in the overall office products market. Net sales in Europe decreased by 4% in local currency.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.


Gross Profit

     Gross profit for the three months ended March 31, 2008 was $5,986,000 (41.9% of net sales), compared to $5,334,000 (43.6% of net sales) for the same period in 2007, a decrease of 1.7%. The gross margin decrease for the first quarter was principally due to a higher proportion of sales of medications in the U.S. segment, which carry a lower gross margin than the Company's other product lines. This decrease was partially offset by gross margin percentage increases in both the Canadian and European operating segments. These increases were principally related to a favorable customer/product mix.

                                      (10)

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2008 were $4,918,000 (34.5% of net sales), compared with $4,158,000 (34.0% of net sales) for the same period of 2007, an increase of $760,000. The increase in SG&A expenses for the three months ended March 31, 2008, compared to the same period in 2007, was primarily the result of the addition of sales, marketing and quality control personnel as well as incrementally higher sales commissions and freight costs associated with higher sales.


Operating Income

     Operating income for the three months ended March 31, 2008 was $1,068,000, compared with $1,176,000 in the same period of 2007, a decrease of $108,000. Operating income in the U.S. segment decreased by $213,000 or 16% in the first quarter of 2008, compared to the same period of 2007 principally due to product mix and increased SG&A expenses. Operating income in Canada and Europe increased by approximately $53,000 and $50,000, respectively, in the first quarter of 2008 compared to the same period in 2007.


Interest Expense, Net

     Interest expense for the three months ended March 31, 2008 was $96,000, compared with $154,000 for the same period of 2007, a decrease of $58,000. The decrease in interest expense during the first three months of 2008 over the comparable period in 2007 was primarily the result of lower interest rates on the Company's debt outstanding under its revolving loan agreement.


Other Income, Net

     Net other income was $186,000 in the first quarter of 2008, compared to net other income of $27,000 in the first quarter of 2007, an increase of $159,000. The change from 2007 is primarily due to gains from foreign currency transactions.


Income Taxes

The effective tax rate in the first quarter of 2008 was 35%, compared to 38% in the first quarter of 2007.

                                      (11)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                           March 31, 2008    December 31, 2007
                                          -------------------------------------
Working capital                             $  31,785,762        $  29,377,846
Current ratio                                        5.66                 4.46
Long term debt to equity ratio                       55.4%                44.2%


During the first three months of 2008, total debt increased by $2,524,000, compared to total debt at December 31, 2007 principally as a result of additional borrowings under the revolving loan agreement related to the buildup of inventory in anticipation of future business, and the repurchase of common stock under a previously announced repurchase program, partially offset by cash generated from operations.

Under the Company's revolving loan agreement with Wachovia, the maximum borrowing amount is $15 million, the interest rate is LIBOR plus 1% and the maturity date is June 30, 2009. Funds borrowed under the revolving loan agreement will be used for working capital, general operating expenses and certain other purposes. As of March 31, 2008, $12,670,000 was outstanding and $2,330,000 was available for borrowing under the revolving loan agreement.

Cash expected to be generated from operating activities, together with funds available under the revolving loan agreement are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We will elect a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating long-lived assets for impairment and valuing asset retirement obligations. The impact of partially adopting SFAS No. 157 effective January 1, 2008 will not be material to our financial statements.

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.


Item 4. Controls and Procedures

(a)   Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of March 31, 2008, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)   Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


Item 1A - Risk Factors

     See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) On October 4, 2005, the Company announced a stock repurchase program of up to 150,000 shares. In addition, on January 23, 2008, the Company announced a new stock repurchase program of up to 150,000 shares. These programs do not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended March 31, 2008:

                                                           Total Number of
                                                           shares Purchased       Maximum Number
                                                          as Part of Publicly   of Shares that may
              Total Number of       Average Price Paid         Announced         yet be Purchased
Period        Shares Purchased           per Share              Programs        Under the Programs
-------------------------------------------------------------------------------------------------------
January             57,200               $ 13.76                117,600                182,400

February                 -                     -                      -

March                    -                     -                      -
           --------------------------------------------------------------------------------------------
Total               57,200               $ 13.76                117,600                182,400


Item 3.  --Defaults Upon Senior Securities

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

                                      (14)

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

Dated:  May 5, 2008



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  May 5, 2008

                                      (15)