Form 10-Q
period 2008-06-30
ACME UNITED CORP
filed 2008-08-05
CIK 2098

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

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|
Small Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of July 21, 2008 the registrant had outstanding 3,521,433 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets as of June 30, 2008
                and December 31, 2007......................................   3
             Condensed Consolidated Statements of Operations for the
                three and six months ended June 30, 2008 and 2007..........   5
             Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2008 and 2007....................   6
             Notes to Condensed Consolidated Financial Statements..........   7
   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  10
   Item 3. Quantitative and Qualitative Disclosure About Market Risk.......  13
   Item 4. Controls and Procedures.........................................  13

Part II -- OTHER INFORMATION
   Item 1.   Legal Proceedings.............................................  14
   Item 1A.  Risk Factors..................................................  14
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...  14
   Item 3.   Defaults Upon Senior Securities...............................  14
   Item 4.   Submission of Matters to a Vote of Security Holders...........  14
   Item 5.   Other Information.............................................  14
   Item 6.   Exhibits......................................................  15
   Signatures..............................................................  16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all amounts in thousands)
                                                       June 30,    December 31,
                                                        2008           2007
                                                     (unaudited)     (Note 1)
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $   3,703     $   4,988
  Accounts receivable, less allowance                     20,852        12,727
  Inventories:
     Finished goods                                       20,304        18,069
     Work in process                                         321           113
     Raw materials and supplies                              833           753
                                                     ------------  ------------
                                                          21,458        18,935
  Prepaid expenses and other current assets                1,121         1,211
                                                     ------------  ------------
          Total current assets                            47,134        37,860
                                                     ------------  ------------
Property, plant and equipment:
  Land                                                       187           175
  Buildings                                                3,117         2,971
  Machinery and equipment                                  8,619         8,050
                                                     ------------  ------------
                                                          11,923        11,196
  Less accumulated depreciation                            9,444         8,717
                                                     ------------  ------------
                                                           2,479         2,479
Other assets                                               1,838         1,794
Goodwill                                                      89            89
                                                     ------------  ------------
            Total assets                               $  51,540     $  42,222
                                                     ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (all amounts in thousands)
                                                       June 30,    December 31,
                                                        2008           2007
                                                     (unaudited)     (Note 1)
                                                     ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                     $   6,623     $   4,575
  Other accrued liabilities                                4,630         3,959
                                                     ------------  ------------
      Total current liabilities                           11,253         8,534
  Long-term debt, less current portion                    14,992        10,135
  Other                                                      551           507
                                                     ------------  ------------
      Total liabilities                                   26,796        19,175

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,293,024 shares in 2008
    and 4,267,274 shares in 2007,
    including treasury stock                              10,733        10,668
  Additional paid-in capital                               3,785         3,550
  Retained earnings                                       16,675        14,473
  Treasury stock, at cost - 771,591 shares
    in 2008 and  714,391 shares in 2007                   (6,717)       (5,930)
  Accumulated other comprehensive income:
     Translation adjustment                                  904           921
     Minimum pension liability                              (635)         (635)
                                                     ------------  ------------
                                                             269           286
                                                     ------------  ------------
      Total stockholders' equity                          24,744        23,047
                                                     ------------  ------------
        Total liabilities and stockholders' equity     $  51,540     $  42,222
                                                     ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                    Three Months Ended                Six Months Ended
                                                                         June 30                           June 30
                                                               ------------------------------   ------------------------------
                                                                     2008            2007             2008            2007
                                                               --------------   -------------   --------------  --------------
Net sales                                                           $ 22,708        $ 18,999         $ 36,977        $ 31,240
Cost of goods sold                                                    13,790          11,020           22,073          17,927
                                                               --------------   -------------   --------------  --------------
Gross Profit                                                           8,918           7,979           14,904          13,313

Selling, general and administrative expenses                           6,121           5,435           11,039           9,593
                                                               --------------   -------------   --------------  --------------
Operating income                                                       2,797           2,544            3,865           3,720
                                                               --------------   -------------   --------------  --------------
Non-operating items:
  Interest expense, net                                                   90             156              187             310
  Other expense (income), net                                             24              41             (162)             14
                                                               --------------   -------------   --------------  --------------
Total other income                                                       114             197               25             324
                                                               --------------   -------------   --------------  --------------
Income before income taxes                                             2,683           2,347            3,840           3,396
Income tax expense                                                       953             825            1,358           1,224
                                                               --------------   -------------   --------------  --------------
Net income                                                          $  1,730        $  1,522         $  2,482        $  2,172
                                                               ==============   =============   ==============  ==============

Basic earnings per share                                            $   0.49        $   0.43         $   0.71        $   0.62
                                                               ==============   =============   ==============  ==============
Diluted earnings per share                                          $   0.47        $   0.41         $   0.68        $   0.59
                                                               ==============   =============   ==============  ==============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                    3,518           3,525            3,519           3,527
Weighted average number of dilutive stock options
  outstanding                                                            147             171              147             171
                                                               --------------   -------------   --------------  --------------
Denominator used for diluted per share computations                    3,665           3,698            3,666           3,698
                                                               ==============   =============   ==============  ==============
Dividends declared per share                                        $   0.04        $   0.04         $   0.08        $   0.08
                                                               ==============   =============   ==============  ==============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                       -----------------------------
                                                            2008           2007
                                                       -------------- --------------
Operating Activities:
  Net income                                              $    2,482     $    2,172
  Adjustments to reconcile net income
    to net cash used by operating activities:
        Depreciation                                             451            406
        Amortization                                              53             23
        Stock compensation expense                               166            184
        Changes in operating assets and liabilities:
          Accounts receivable                                 (8,122)        (6,962)
          Inventories                                         (2,330)        (1,201)
          Prepaid expenses and other current assets               92           (155)
          Accounts payable                                     2,007          2,263
          Other accrued liabilities                              678            557
                                                       -------------- --------------
          Total adjustments                                   (7,006)        (4,885)
                                                       -------------- --------------
        Net cash used by operating activities                 (4,524)        (2,713)
                                                       -------------- --------------
Investing Activities:
  Purchase of property, plant, and equipment                    (412)          (337)
  Purchase of patents and trademarks                             (97)           (45)
                                                       -------------- --------------
        Net cash used by investing activities                   (510)          (382)
                                                       -------------- --------------
Financing Activities:
  Net borrowing of long-term debt                              4,851          2,469
  Proceeds from issuance of common stock                         133            281
  Distributions to stockholders                                 (281)          (246)
  Purchase of treasury stock                                    (787)          (347)
                                                       -------------- --------------
        Net cash provided by financing activities              3,916          2,157
                                                       -------------- --------------

Effect of exchange rate changes                                 (167)           159
                                                       -------------- --------------
Net change in cash and cash equivalents                       (1,285)          (781)

Cash and cash equivalents at beginning of period               4,988          3,838
                                                       -------------- --------------
Cash and cash equivalents at end of period                $    3,703     $    3,057
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


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                             ------------------------------    -------------------------------
                                                  2008            2007              2008             2007
                                             --------------  --------------    --------------   --------------
Components of net periodic benefit cost:
Interest cost                                   $   45,000      $   45,948        $   90,000       $   91,896
Service cost                                         7,500           6,250            15,000           12,500
Expected return on plan assets                     (56,250)        (62,048)         (112,500)        (124,096)
Amortization of prior service costs                  2,250           2,138             4,500            4,276
Amortization of actuarial gain                      18,750          24,408            37,500           48,816
                                             -----------------------------------------------------------------
                                                $   17,250      $   16,696        $   34,500       $   33,392
                                             =================================================================

Note 4 -- Long Term Debt

     On June 23, 2008, the Company modified its revolving loan agreement (the "Modified Loan Agreement") with Wachovia Bank. The amendments include an increase in the maximum borrowing amount from $15 million to $20 million; an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010; a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%) as well as the modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are primarily used for working capital, general operating expenses and certain other purposes.

     At June 30, 2008 and December 31, 2007, the Company had outstanding borrowings under the Modified Loan Agreement of $14,949,000 and $10,098,000, respectively. Based on the scheduled maturity date, the Company has classified the borrowings at June 30, 2008 as long-term liabilities.

                                      (7)

Note 5 -- Shareholder's Equity

     During the first six months of 2008, the Company issued 25,750 shares of common stock upon the exercise of outstanding stock options and received proceeds of $132,818. During the same period, the Company also repurchased 57,200 shares of common stock for treasury. These shares were purchased at fair market value, with a total cost to the Company of $786,866.


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

Financial data by segment:

(in thousands)

                                               Three months ended June 30,        Six months ended June 30,
                                             ------------------------------    -------------------------------
                                                  2008            2007              2008             2007
                                             --------------  --------------    --------------   --------------
Sales to external customers:
       United States                              $ 18,018        $ 14,642          $ 28,935         $ 23,916
       Canada                                        2,988           2,925             4,686            4,495
       Europe                                        1,702           1,432             3,356            2,829
                                             --------------  --------------    --------------   --------------
       Consolidated                               $ 22,708        $ 18,999          $ 36,977         $ 31,240
                                             ==============  ==============    ==============   ==============

Operating income (loss):
       United States                              $  2,545        $  2,294          $  3,635         $  3,595
       Canada                                          469             401               579              458
       Europe                                         (217)           (151)             (349)            (333)
                                             --------------  --------------    --------------   --------------
       Consolidated                               $  2,797        $  2,544          $  3,865         $  3,720
                                             --------------  --------------    --------------   --------------

       Interest expense, net                            90             156               187              310
       Other expense (income), net                      24              41              (162)              14
                                             --------------  --------------    --------------   --------------
       Consolidated income before taxes           $  2,683        $  2,347          $  3,840         $  3,396
                                             ==============  ==============    ==============   ==============

                                      (8)

Assets by segment:

                                             June 30,     December 31,
                                               2008           2007
                                           ------------  --------------
     United States                            $ 37,370        $ 28,350
     Canada                                      8,442           7,886
     Europe                                      5,728           5,986
                                           ------------  --------------
     Consolidated                             $ 51,540        $ 42,222
                                           ============  ==============


Note 7 -- Stock Based Compensation

     The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). Share-based compensation expense was $94,000 and $131,000 for the quarters ended June 30, 2008 and June 30, 2007, respectively. Share-based compensation expense was $166,000 and $184,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. During the three and six months ended June 30, 2008, the Company issued 12,250 options with a weighted average fair value of $3.86. During the three and six months ended June 30, 2007, the Company issued 97,750 options with a weighted average fair value of $4.96. The assumptions used to value option grants for the three and six months ended June 30, 2008 and June 30, 2007 are as follows:

                                Three months ended                Six months ended
                                     June 30,                         June 30,
                           ----------------------------    ------------------------------
                                 2008             2007            2008              2007
                           ----------------------------    ------------------------------
Expected life in years              5                5               5                 5
Interest rate                   2.95%     4.51 - 5.18%           2.95%      4.51 - 5.18%
Volatility                       0.31             0.32             .31               .32
Dividend yield                   1.2%             1.1%            1.2%              1.1%

    As of June 30, 2008, there was a total of $398,078 of unrecognized compensation cost related to non-vested share -based payments granted to the Company's employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 2 years.


Note 8 -- Comprehensive Income

    Comprehensive income for the three and six months ended June 30, 2008 and June 30, 2007 consisted of the following:

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                             ------------------------------    -------------------------------
Sales to external customers:                      2008            2007              2008             2007
                                             --------------  --------------    --------------   --------------
Net income                                        $  1,730        $  1,522             2,482            2,172
Other comprehensive income / (loss)  -
  Foreign currency translation                          47             469               (16)             532
                                             --------------  --------------    --------------   --------------
Comprehensive income                              $  1,777        $  1,991          $  2,466         $  2,704
                                             ==============  ==============    ==============   ==============

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


Results of Operations

Net Sales

     Consolidated net sales for the three months ended June 30, 2008 were $22,708,000 compared with $18,999,000 in the same period in 2007, a 20% increase (17% at constant currency). Consolidated net sales for the six months ended June 30, 2008 were $36,977,000, compared with $31,240,000 for the same period in 2007, an 18% increase (15% at constant currency). Net sales for the three and six months ended June 30, 2008 in the U.S. segment increased 23% and 21%, respectively, primarily as a result of market acceptance of new anti-microbial school scissors, rulers, and math kits and iPoint pencil sharpeners. Net sales in Canada in the three and six months ended June 30, 2008 increased by 3% and 5% in U.S. dollars but declined 5% and 6% in local currency, primarily due to soft demand in the overall office products market. European net sales for the three and six months ended June 30, 2008 increased 18% in U.S. dollars and 3% in local currency.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross Profit

     Gross profit for the three months ended June 30, 2008 was $8,918,000 (39.3% of net sales) compared to $7,979,000 (42.0% of net sales) for the same period in 2007. Gross profit for the six months ended June 30, 2008 was $14,904,000 (40.3% of net sales) compared to $13,313,000 (42.6% of net sales) in the same period in 2007. The gross margin declines for the three and six months ended June 30, 2008 were primarily due to increased costs of material, labor and energy, as well as the appreciation of the Chinese currency against the U.S. dollar. Also, during the second quarter of 2008 the company gained additional market share in the highly competitive back to school segment which reduced gross margins.

                                      (10)

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2008 were $6,121,000 (27.0% of net sales) compared with $5,435,000 (28.6% of net sales) for the same period of 2007, an increase of $686,000. SG&A expenses for the six months ended June 30, 2008 were $11,039,000 (29.9% of net sales) compared with $9,593,000 (30.7% of net sales) in the comparable period of 2007, an increase of $1,446,000. SG&A expenses increased for the three and six months ended June 30, 2008 primarily as a result of the addition of sales, marketing and quality control personnel as well as incrementally higher freight costs and sales commissions associated with higher sales.

Operating Income

     Operating income for the three months ended June 30, 2008 was $2,797,000 compared with $2,544,000 in the same period of 2007. Operating income for the six months ended June 30, 2008 was $3,865,000 compared to $3,720,000 in the same period of 2007.

Interest Expense

     Interest expense for the three months ended June 30, 2008 was $90,000, compared with $156,000 for the same period of 2007, a $66,000 decrease. Interest expense for the six months ended June 30, 2008 was $187,000 as compared to $310,000 for the same period in 2007, a $123,000 decrease. The decrease in interest expense for both the three and six months ended June 30, 2008 was primarily the result of lower interest rates under the Company's revolving credit facility, partially offset by a higher average outstanding debt balance.

Other Expense (Income), Net

     Net other expense was $24,000 in the three months ended June 30, 2008 as compared to $41,000 in the same period of 2007. Net other income was $162,000 in the first six months of 2008 compared to net other expense of $14,000 in the first six months of 2007. The increase other expense (income), net for the six months ended June 30, 2008 was primarily due to gains from foreign currency transactions.

Income Taxes

     The effective tax rate for the three months ended June 30, 2008 was 36% compared to 35% in the same period of 2007. The effective tax rate for the six months ended June 30, 2008 was 35% compared to 36% in the same period of 2007.

                                      (11)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

(000's omitted)                                       June 30, 2008    December 31, 2007
                                                     ------------------------------------
Working capital                                         $    35,881          $    29,326
Current ratio                                                  4.19                 4.44
Long term debt to equity ratio                                 60.6%                44.0%

During the first six months of 2008, total debt outstanding under the Company's Modified Loan agreement, referred to below, increased by $4,851,000 compared to total debt at December 31, 2007, principally due to an increase in borrowings for inventory and accounts receivables for the back to school season as well as share repurchases, partially offset by earnings. As of June 30, 2008, $14,949,000 was outstanding and $5,051,000 was available for borrowing under the Modified Loan Agreement.

On June 23, 2008, the Company modified its Revolving Loan Agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original Revolving Loan Agreement. The amendments include an increase in the maximum borrowing amount from $15 million to $20 million; an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010; and a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%). Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses and certain other purposes.

Cash expected to be generated from operating activities, together with funds available under the Modified Loan Agreement are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We will elect a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating long-lived assets for impairment and valuing asset retirement obligations. The impact of partially adopting SFAS No. 157 effective January 1, 2008 will not be material to our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159") which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company chose not to adopt these fair value provisions.

                                      (12)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in the Company's annual Report on Form 10-K for the year ended December 31, 2007.


Item 4. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2008, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 21, 2008.

     A. The following individuals were elected Directors at the Annual Meeting and comprise the entire Board.

                                                 Votes for       Votes against
                                                 ---------       -------------
         Rex Davidson                            3,312,187           34,527
         Richmond Y. Holden, Jr.                 3,306,987           39,728
         Walter C. Johnsen                       3,123,537          223,118
         Susan H. Murphy                         3,312,462           34,253
         Brian Olschan                           3,128,382          218,333
         Stevenson E. Ward                       3,303,928           42,787


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

Dated:  August 5, 2008



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  August 5, 2008

                                      (16)