Form 10-Q
period 2008-09-30
ACME UNITED CORP
filed 2008-10-29
CIK 2098

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

                For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|
Smaller Reporting Company |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of October 20, 2008 the registrant had outstanding 3,448,059 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of September 30, 2008
                and December 31, 2007 ......................................  3
              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 ..........  5
              Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2008 and 2007 ..............  6
              Notes to Condensed Consolidated Financial Statements..........  7
   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 10
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk....... 13
   Item 4T. Controls and Procedures......................................... 13

Part II -- OTHER INFORMATION
   Item 1.   Legal Proceedings.............................................. 14
   Item 1A.  Risk Factors................................................... 14
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 14
   Item 3.   Defaults Upon Senior Securities................................ 14
   Item 4.   Submission of Matters to a Vote of Security Holders............ 14
   Item 5.   Other Information.............................................. 14
   Item 6.  Exhibits........................................................ 15
   Signatures............................................................... 16

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all amounts in thousands)
                                                     September 30,  December 31,
                                                         2008          2007
                                                      (unaudited)    (Note 1)
                                                     ------------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                            $   5,485     $   4,988
  Accounts receivable, less allowance                     16,045        12,727
  Inventories:
     Finished goods                                       19,376        18,069
     Work in process                                          26           113
     Raw materials and supplies                              838           753
                                                     ------------  ------------
                                                          20,240        18,935
  Prepaid expenses and other current assets                  951         1,211
                                                     ------------  ------------
          Total current assets                            42,721        37,860
                                                     ------------  ------------
Property, plant and equipment:
  Land                                                       169           175
  Buildings                                                2,976         2,971
  Machinery and equipment                                  7,453         8,050
                                                     ------------  ------------
                                                          10,598        11,196
  Less accumulated depreciation                            8,196         8,717
                                                     ------------  ------------
                                                           2,402         2,479
Other assets                                               1,887         1,794
Goodwill                                                      89            89
                                                     ------------  ------------
            Total assets                               $  47,099     $  42,222
                                                     ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (all amounts in thousands)
                                                     September 30,  December 31,
                                                         2008          2007
                                                      (unaudited)    (Note 1)
                                                     ------------  ------------
LIABILITIES
-----------
Current liabilities:
  Accounts payable                                     $   3,734     $   4,575
  Other accrued liabilities                                4,472         3,959
                                                     ------------  ------------
      Total current liabilities                            8,206         8,534
  Long-term debt, less current portion                    12,949        10,135
  Other                                                      542           507
                                                     ------------  ------------
       Total liabilities                                  21,697        19,175

STOCKHOLDERS' EQUITY
--------------------
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,293,024 shares in 2008
    and 4,267,274 shares in 2007                          10,731        10,668
  Additional paid-in capital                               3,838         3,550
  Retained earnings                                       18,025        14,473
  Treasury stock, at cost - 787,865 shares
    in 2008 and  714,391 shares in 2007                   (6,930)       (5,930)
  Accumulated other comprehensive income:
    Translation adjustment                                   373           921
    Unrecognized net pension benefit costs, net
      of income taxes                                       (635)         (635)
                                                     ------------  ------------
                                                            (262)          286
                                                     ------------  ------------
      Total stockholders' equity                          25,402        23,047
                                                     ------------  ------------
        Total liabilities and stockholders' equity     $  47,099     $  42,222
                                                     ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                   --------------------------    --------------------------
                                                                       2008           2007           2008           2007
                                                                   -----------    -----------    -----------    -----------
Net sales                                                            $ 19,158       $ 17,081       $ 56,135       $ 48,321

Cost of goods sold                                                     11,288          9,700         33,361         27,627
                                                                   -----------    -----------    -----------    -----------
Gross profit                                                            7,870          7,381         22,774         20,694

Selling, general and administrative expenses                            5,651          5,229         16,690         14,822
                                                                   -----------    -----------    -----------    -----------
Operating income                                                        2,219          2,152          6,084          5,872
                                                                   -----------    -----------    -----------    -----------
Non-operating items:
  Interest expense, net                                                   120            208            306            519
  Other (expense) income, net                                            (138)            91             23             77
                                                                   -----------    -----------    -----------    -----------
Total other expense                                                       258            117            283            442
                                                                   -----------    -----------    -----------    -----------
Income before income taxes                                              1,961          2,035          5,801          5,430
Income tax expense                                                        610            730          1,968          1,954
                                                                   -----------    -----------    -----------    -----------
Net income                                                           $  1,351       $  1,305       $  3,833       $  3,476
                                                                   ===========    ===========    ===========    ===========

Basic earnings per share                                             $   0.38       $   0.37       $   1.09       $   0.98
                                                                   ===========    ===========    ===========    ===========

Diluted earnings per share                                           $   0.37       $   0.35       $   1.05       $   0.94
                                                                   ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                     3,515          3,538          3,517          3,530
Weighted average number of dilutive stock options
  outstanding                                                             136            172            137            172
                                                                   -----------    -----------    -----------    -----------
Denominator used for diluted per share computations                     3,650          3,710          3,654          3,702
                                                                   ===========    ===========    ===========    ===========

Dividends declared per share                                         $   0.04       $   0.04       $   0.12       $   0.12
                                                                   ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)
                                                            Nine Months Ended
                                                              September 30,
                                                       -----------------------------
                                                            2008           2007
                                                       -------------- --------------
Operating Activities:
  Net income                                              $    3,833     $    3,476
  Adjustments to reconcile net income
    to net cash provided (used) by operating activities:
      Depreciation                                               666            604
      Amortization                                                81             34
      Stock compensation expense                                 220            257
      Changes in operating assets and liabilities:
        Accounts receivable                                   (3,444)        (5,077)
        Inventories                                           (1,551)        (1,336)
        Prepaid expenses and other current assets                251           (151)
        Accounts payable                                        (799)         1,249
        Other accrued liabilities                                857              -
                                                       -------------- --------------
        Total adjustments                                     (3,719)        (4,420)
                                                       -------------- --------------
      Net cash provided (used) by operating activities           114           (944)
                                                       -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                    (611)          (487)
  Purchase of patents and trademarks                            (173)          (701)
                                                       -------------- --------------
      Net cash used by investing activities                     (784)        (1,188)
                                                       -------------- --------------

Financing Activities:
  Net borrowing of long-term debt                              2,760          2,083
  Proceeds from issuance of common stock                         133            305
  Distributions to stockholders                                 (422)          (388)
  Purchase of treasury stock                                  (1,000)          (486)
                                                       -------------- --------------
      Net cash provided by financing activities                1,471          1,514
                                                       -------------- --------------

Effect of exchange rate changes                                 (304)           430
                                                       -------------- --------------
Net change in cash and cash equivalents                          497           (188)

Cash and cash equivalents at beginning of period               4,988          3,838
                                                       -------------- --------------
Cash and cash equivalents at end of period                $    5,485     $    3,651
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


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                             ----------------------------------    ----------------------------------
                                                   2008               2007                2008              2007
                                             ----------------  ----------------    ----------------  ----------------
Components of net periodic benefit cost:
Interest cost                                    $    41,611        $   47,500         $   131,611        $  142,500
Service cost                                           3,750             7,500              18,750            22,500
Expected return on plan assets                       (39,428)          (57,500)           (151,928)         (172,500)
Amortization of prior service costs                    1,959             2,250               6,459             6,750
Amortization of actuarial gain                        15,983            22,000              53,483            66,000
                                             ------------------------------------------------------------------------
                                                 $    23,875        $   21,750         $    58,375        $   65,250
                                             ------------------------------------------------------------------------


Note 4 -- Long Term Debt

       On June 23, 2008, the Company modified its revolving loan agreement (the "Modified Loan Agreement") with Wachovia Bank. The amendments include (a) an increase in the maximum borrowing amount from $15 million to $20 million; (b) an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010;
(c) a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%); and (d) the modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are primarily used for working capital, general operating expenses, share repurchases and certain other purposes.

     At September 30, 2008 and December 31, 2007, the Company had outstanding borrowings under the Modified Loan Agreement of $12,910,000 and $10,098,000, respectively. Based on the scheduled maturity date, the Company has classified all of such borrowings at September 30, 2008 as long-term liabilities.

                                      (7)

Note 5 -- Shareholder's Equity

     During the first nine months of 2008, the Company issued a total of 25,750 shares of common stock upon the exercise of outstanding stock options and received aggregate proceeds of $132,818. During the same period, the Company also repurchased 73,474 shares of common stock for treasury. These shares were purchased at fair value, with a total cost to the Company of $1,000,410.


Note 6 -- Segment Information

     The Company reports financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments consist of
(1) the United States; (2) Canada and (3) Europe. The Company's Asian operations are closely linked to those of the U.S. operating segment; accordingly, management reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operating segment to form one reportable segment called the "United States operating segment". The determination of reportable segments is based on the guidance set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Each reportable business segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

     The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by business segment:

(in thousands)

                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                             ------------------------------    -------------------------------
                                                  2008            2007              2008             2007
                                             --------------  --------------    --------------   --------------
Sales to external customers:
       United States                            $   15,117      $   13,221        $   44,053       $   37,137
       Canada                                        1,906           1,890             6,592            6,386
       Europe                                        2,136           1,970             5,490            4,798
                                             --------------  --------------    --------------   --------------
       Consolidated                             $   19,159      $   17,081        $   56,135       $   48,321
                                             ==============  ==============    ==============   ==============

Operating income (loss):
       United States                            $    2,107      $    2,112        $    5,741       $    5,707
       Canada                                          183             103               762              562
       Europe                                          (71)            (63)             (419)            (397)
                                             --------------  --------------    --------------   --------------
       Consolidated                                  2,219           2,152             6,084            5,872

       Interest expense, net                           120             208               306              519
       Other (expense) income, net                    (138)             91                23               77
                                             --------------  --------------    --------------   --------------
       Consolidated income before taxes         $    1,961      $    2,035        $    5,801       $    5,430
                                             ==============  ==============    ==============   ==============

                                      (8)

Assets by business segment:

                                           September 30,   December 31,
                                               2008           2007
                                           ------------  --------------
     United States                          $   34,379      $   28,350
     Canada                                      6,902           7,886
     Europe                                      5,818           5,986
                                           ------------  --------------
     Consolidated                           $   47,099      $   42,222
                                           ------------  --------------


Note 7 - Stock Based Compensation

   The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). Share-based compensation expense was $53,606 and $73,551 for the quarters ended September 30, 2008 and September 30, 2007, respectively. Share-based compensation expense was $219,869 and $257,308 for the nine months ended September 30, 2008 and September 30, 2007, respectively. During the three and nine months ended September 30, 2008, the Company issued 68,000 and 80,500 options with a weighted average fair value of $3.86 and $3.62, respectively. During the nine months ended September 30, 2007, the Company issued 97,750 options with a weighted average fair value of $4.96. The Company did not issue stock options during the three months ended September 30, 2007. The assumptions used to value option grants for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows:

                                Three months ended                 Nine months ended
                                   September 30,                     September 30,
                           ----------------------------    --------------------------------
                                 2008             2007              2008              2007
                           ----------------------------    --------------------------------
Expected life in years              5               NA                 5                 5
Interest rate                   3.30%               NA      2.95 - 3.30%      4.51 - 5.18%
Volatility                       0.29               NA        0.29 - .31               .32
Dividend yield                   1.2%               NA              1.2%              1.1%

    As of September 30, 2008, there was a total of $541,400 of unrecognized compensation cost related to non-vested share -based payments granted to the Company's employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 2.5 years.


Note 8 - Comprehensive Income

    Comprehensive income for the three and nine months ended September 30, 2008 and September 30, 2007 consisted of the following:

                                                   Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                             ------------------------------    -------------------------------
Sales to external customers:                      2008            2007              2008             2007
                                             --------------  --------------    --------------   --------------
Net income                                        $  1,351        $  1,305          $  3,833         $  3,476
Other comprehensive (loss) / income -
  Foreign currency translation                        (532)            660              (548)           1,192
                                             --------------  --------------    --------------   --------------
Comprehensive income                              $    819        $  1,965          $  3,285         $  4,668
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

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.


Results of Operations

Net Sales

     Consolidated net sales for the three months ended September 30, 2008 were $19,158,000 compared with $17,081,000 in the same period in 2007, a 12% increase (11% at constant currency). Consolidated net sales for the nine months ended September 30, 2008 were $56,135,000, compared with $48,321,000 for the same period in 2007, a 16% increase (14% at constant currency). Net sales for the three and nine months ended September 30, 2008 in the U.S. segment increased 14% and 19%, respectively, as compared to the similar periods in 2007, primarily as a result of market share gains in all channels of distribution and market acceptance of new anti-microbial school scissors, rulers, and math kits and iPoint pencil sharpeners. Net sales in Canada for the three and nine months ended September 30, 2008 increased by 1% and 3% in U.S. dollars, as compared to the similar periods in 2007, but declined 0% and 5% in local currency, primarily due to soft demand in the overall office products market. European net sales for the three and nine months ended September 30, 2008 increased 8% and 14% in U.S. dollars, as compared to the similar periods in 2007. In local currency, European net sales declined 2% for the three months ended September 30, 2008 and increased 1% for the nine months ended September 30, 2008, as compared to the similar periods in 2007.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

                                      (10)

Gross Profit

     Gross profit for the three months ended September 30, 2008 was $7,870,000 (41.1% of net sales) compared to $7,381,000 (43.2% of net sales) for the same period in 2007. Gross profit for the nine months ended September 30, 2008 was $22,774,000 (40.6% of net sales) compared to $20,694,000 (42.8% of net sales) in the same period in 2007. The gross margin declines for the three and nine months ended September 30, 2008 were primarily due to increased costs of material, labor and energy, as well as the appreciation of the Chinese currency against the U.S. dollar. Also, during the second and third quarters of 2008 the Company gained additional market share in the highly competitive back to school market which reduced gross margins due to the highly competitive nature of that market.

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2008 were $5,650,000 (29.5% of net sales) compared with $5,229,000 (30.6% of net sales) for the same period of 2007, an increase of $421,000. SG&A expenses for the nine months ended September 30, 2008 were $16,690,000 (29.7% of net sales) compared with $14,822,000 (30.7% of net sales)
in the comparable period of 2007, an increase of $1,868,000. SG&A expenses increased for the three and nine months ended September 30, 2008 primarily as a result of the addition of sales, marketing, logistics and quality control personnel as well as incrementally higher freight costs and sales commissions associated with higher sales.

Operating Income

     Operating income for the three months ended September 30, 2008 was $2,219,000 compared with $2,152,000 in the same period of 2007, an increase of $33,000 or 1.5%. Operating income for the nine months ended September 30, 2008 was $6,084,000 compared to $5,872,000 in the same period of 2007.

Interest Expense

     Interest expense for the three months ended September 30, 2008 was $120,000, compared with $208,000 for the same period of 2007, an $88,000 decrease. Interest expense for the nine months ended September 30, 2008 was $306,000, as compared to $519,000 for the same period in 2007, a $213,000 decrease. The decrease in interest expense for both the three and nine months ended September 30, 2008 was primarily the result of lower interest rates under the Company's revolving credit facility, partially offset by a higher average outstanding debt balance.

Other (Expense) Income, Net

     Net other expense was $138,000 in the three months ended September 30, 2008, as compared to other income of $91,000 in the same period of 2007. Net other income was $23,000 in the first nine months of 2008, compared to $77,000 in the first nine months of 2007. The change in other (expense) income, net for the three months ended September 30, 2008 was primarily due to losses from foreign currency transactions. The decrease in other (expense) income, net for the nine months ended September 30, 2008 was primarily related to lower gains from foreign currency transactions.

Income Taxes

     The effective tax rate for the three months ended September 30, 2008 was 31%, compared to 36% in the same period of 2007. The effective tax rate for the nine months ended September 30, 2008 was 34% compared to 36% in the same period of 2007. The decrease in the effective tax rate for the three and nine months ended September 30, 2008 is primarily related to a higher proportion of earnings in a foreign tax jurisdiction with a lower tax rate.

                                      (11)

Financial Condition

Liquidity and Capital Resources

The Company's working capital, current ratio and long-term debt to equity ratio follow:

(000's omitted from dollar amounts)                  September 30, 2008    December 31, 2007
                                                     ------------------    -----------------
   Working capital                                      $    34,515             $    29,326
   Current ratio                                               5.21                    4.44
   Long term debt to equity ratio                              51.0%                   44.0%

During the first nine months of 2008, total debt outstanding under the Company's Modified Loan Agreement, (referred to below) increased by $2,812,000 compared to total debt at December 31, 2007, principally due to an increase in borrowings for inventory and accounts receivables for the back to school season as well as share repurchases, partially offset by earnings. As of September 30, 2008, $12,910,000 was outstanding and $7,090,000 was available for borrowing under the Modified Loan Agreement.

On June 23, 2008, the Company modified its revolving loan agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original revolving loan agreement. The amendments include (a) an increase in the maximum borrowing amount from $15 million to $20 million; (b) an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010; (c) a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%) and (d) modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses, share repurchases and certain other purposes.

Cash expected to be generated from operating activities, together with funds available under the Modified Loan Agreement are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. However, the recent financial crisis affecting the domestic and foreign banking systems and financial markets, and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow on effects from the credit crisis on the Company's business, including weakening or insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (GAAP) and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delayed the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We will elect a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating long-lived assets for impairment and valuing asset retirement obligations. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to our financial statements.

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


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of September 30, 2008, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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

Item 1A - Risk Factors


     See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) On October 4, 2005, the Company announced a stock repurchase program of up to 150,000 shares. In addition, on January 23, 2008, the Company announced a new stock repurchase program of up to 150,000 shares. These programs do not have an expiration date. The following table discloses the total shares repurchased under these programs for the quarter ended September 30, 2008:

                                                           Total Number of
                                                           shares Purchased       Maximum Number
                                                          as Part of Publicly   of Shares that may
              Total Number of       Average Price Paid         Announced         yet be Purchased
Period        Shares Purchased           per Share              Programs        Under the Programs
-------------------------------------------------------------------------------------------------------
July                   100               $ 13.27                117,700                182,300

August              10,400                 13.38                128,100                171,900

September            5,774                 12.66                133,874                166,126
              -----------------------------------------------------------------------------------------
Total               16,274               $ 13.76                133,874                166,126


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

Dated:  October 29, 2008



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  October 29, 2008

                                      (16)