Form 10-K
period 2008-12-31
ACME UNITED CORP
filed 2009-03-10
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2008

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
$2.50 par value Common Stock                                   NYSE AMEX

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

Non-accelerated filer |_|               Smaller Reporting Company |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $39,690,678. Registrant had 3,353,368 shares outstanding as of March 2, 2009 of its $2.50 par value Common Stock.

Documents Incorporated By Reference

(1) Proxy Statement for the annual meeting scheduled for April 20, 2009 is incorporated into the Company's 2008 Annual Report on Form 10-K, Part III.

                                                                             (2)

                                                                            Page
                                                                            ----
Part I

   Item 1.   Business                                                          4

   Item 1A.  Risk Factors                                                      6

   Item 1B.  Unresolved Staff Comments                                         8

   Item 2.   Properties                                                        9

   Item 3.   Legal Proceedings                                                 9

   Item 4.   Submission of Matters to a Vote of Security Holders               9

Part II

   Item 5.   Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                10

   Item 6.   Selected Financial Data                                          12

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       17

   Item 8.   Financial Statements and Supplementary Data                      18

   Item 9.   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         37

   Item 9A(T).  Controls and Procedures                                       37

   Item 9B.  Other Information                                                38

Part III

   Item 10.  Directors, Executive Officers and Corporate Governance           38

   Item 11.  Executive Compensation                                           39

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                       39

   Item 13.  Certain Relationships and Related Transactions, and Director
             Independence                                                     39

   Item 14.  Principal Accountant Fees and Services                           39

Part IV

   Item 15.  Exhibits and Financial Statement Schedules                       40

             Schedule II - Valuation and Qualifying Accounts

             Signatures                                                       43


                                                                             (3)

PART I
ITEM 1.  BUSINESS

GENERAL
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office, hardware and industrial markets. The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, manufacturing, marketing, sales, administrative and distribution activities. The operations in Asia consist of sourcing, quality control and sales activities. Net sales in 2008 were: United States (including
Asia) - $53.5 million, Canada - $8.1 million, and Europe - $7.1 million.

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

Principal Products

Cutting
Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, hobby knives and blades, utility knives, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2007 and 2008 included Westcott(TM) Ultra Soft Handle anti-microbial scissors, a new family of KleenEarth recycled scissors, proprietary titanium-bonded scissors and trimmers, mechanical-assisted scissors, a new line of Clauss(TM) hot forged scissors and high performance titanium shears, and electric and manual iPoint pencil sharpeners. Other new Clauss(TM) products sold in 2007 and 2008 included True Professional(TM) sewing shears, utility knives, chef shears, hobby knives and craft implements and the titanium-bonded spring-assisted pruner. Also in 2008 the Company began shipping the Clauss(TM) Speedpak utility knife with replaceable cartridges.

Measuring
Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2008 included Westcott(TM) anti-microbial rulers and math kits. Products introduced in 2007 included Westcott(TM) branded erasers, compasses and protractors.

Safety
Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. Products introduced in 2008 included PhysiciansCare(TM) Ready Care Kits and Triage First Aid Stations. New PhysiciansCare(TM) products introduced in 2007 included a one-stop relief station featuring pre-packaged two-packs of analgesics, stomach remedies, cough and cold, and allergy/sinus medications. Also introduced were an innovative hand sanitizer and the soft-sided E-Z Care(TM) First Aid Kit.

                                                                             (4)

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $254,685 in 2008 and $236,064 in 2007.

Intellectual Property

The Company has many patents and trademarks that are important to its business. The Company's success, to some extent, depends on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss and PhysiciansCare.

Product Distribution

Independent manufacturer representatives and direct sales are primarily used to sell the Company's line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains. In 2008 the Company had three customers that individually exceeded 10% of consolidated net sales and two customers that individually exceeded 10% of consolidated net sales in 2007 and 2006. Net sales to these customers amounted to approximately 19%, 15% and 10% in 2008, 17% and 10% in 2007 and 19% and 10%,
in 2006. Sales to no other customer exceeded 10% of consolidated net sales in 2008, 2007 and 2006.

Competition

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

OTHER
Compliance with Environmental Laws - The Company believes that it is in compliance with applicable environmental laws. The Company believes that there are no environmental matters that could have a significant financial impact. The Company believes that no major adverse financial impact is expected to result from compliance with current environmental rules and regulations. In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company is responsible for the environmental remediation on the property in accordance with the Connecticut Transfer Act. Please refer to Note 17 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the property.

Employment - As of December 31, 2008, the Company employed 137 people, all of whom are full time and none of whom are covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

                                                                             (5)

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

ADVERSE CONDITIONS IN THE GLOBAL ECONOMY AND DISRUPTION OF FINANCIAL MARKETS COULD NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FINANCING.
Financial markets in the United States, Europe and Asia have experienced significant disruption in recent months, including, among other things, reduced consumer spending, fluctuations in foreign currency exchange rates significant volatility in security prices, severely diminished liquidity and credit availability, and declines in asset valuation. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets in major economies.

THE CURRENT GLOBAL ECONOMIC CRISIS COULD NEGATIVELY IMPACT OUR BUSINESS.
The current global economic crisis could adversely affect our customers and our suppliers and businesses such as ours. In addition, they could have a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

LOSS OF A MAJOR CUSTOMER COULD RESULT IN A DECREASE IN THE COMPANY'S FUTURE SALES AND EARNINGS.
In 2008 the Company had three customers that individually exceeded 10% of consolidated net sales and two customers in 2007 and 2006 that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 19%, 15% and 10% in 2008, 17% and 10% in 2007 and 19% and 10%, in
2006. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of the Company's future sales and earnings.

                                                                             (6)

RELIANCE ON FOREIGN SUPPLIERS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company purchases the majority of its products from foreign manufacturing partners and, as a result, its business is exposed to risks due to:
     o    Increases in transportation costs;
     o    New or increased import duties;
     o    Transportation delays;
     o    Work stoppages;
     o    Capacity constraints;
     o    Poor quality; and
     o Inflation and exchange rate fluctuations that could increase the cost of foreign manufactured goods.

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

THE COMPANY MAY NOT BE ABLE TO MAINTAIN OR TO RAISE PRICES IN RESPONSE TO INFLATION AND INCREASING COSTS.
Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items. The inability to pass these costs through to the Company's customers could have a negative effect on its results of operations.

THE COMPANY IS SUBJECT TO INTENSE COMPETITION IN ALL OF THE MARKETS IN WHICH IT COMPETES.
The Company's products are sold in highly competitive markets. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors' prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company's success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of the Company's products.

                                                                             (7)

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

THE COMPANY'S BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH SEASONALITY WHICH COULD ADVERSELY AFFECT ITS CASH FLOW, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
The Company's business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the "back-to-school" season, which occurs principally during the months of May, June, July and August. If this typical seasonal increase in sales of certain portions of the Company's product line does not materialize, the Company could experience a material adverse effect on its business, financial condition and results of operations.

TO COMPETE SUCCESSFULLY, THE COMPANY MUST DEVELOP AND COMMERCIALIZE A CONTINUING STREAM OF INNOVATIVE NEW PRODUCTS THAT CREATE CONSUMER DEMAND.
The Company's long-term success in the current competitive environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create and maintain consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company's products. The Company's strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL REGULATION AND ENVIRONMENTAL RISKS.
The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company's financial condition or results of operations. Please refer to Note 17 - Sale of Property for further discussion on the environmental costs related to the sale of property.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to Smaller Reporting Companies.

                                                                             (8)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2008.

                                                                             (9)

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's Common Stock is traded on the NYSE AMEX under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE AMEX for the Common Stock for the periods indicated:

                                                                     Dividends
Year Ended December 31, 2008              High            Low         Declared
------------------------------------ -------------- -------------- -------------
Fourth Quarter                           $12.30         $ 5.33         $ .05
------------------------------------ -------------- -------------- -------------
Third Quarter                             14.10          12.10           .05
------------------------------------ -------------- -------------- -------------
Second Quarter                            14.87          12.92           .04
------------------------------------ -------------- -------------- -------------
First Quarter                             14.40          12.60           .04
------------------------------------ -------------- -------------- -------------

------------------------------------ -------------- -------------- -------------
Year Ended December 31, 2007
------------------------------------ -------------- -------------- -------------
Fourth Quarter                           $16.84         $13.85         $ .04
------------------------------------ -------------- -------------- -------------
Third Quarter                             15.20          13.50           .04
------------------------------------ -------------- -------------- -------------
Second Quarter                            15.18          13.85           .04
------------------------------------ -------------- -------------- -------------
First Quarter                             15.69          13.30           .04
------------------------------------ -------------- -------------- -------------

As of February 22, 2009 there were approximately 1,218 holders of record of the Company's Common Stock.


PERFORMANCE GRAPH

The graph compares the yearly cumulative total shareholder return on the Company's Common Stock with the yearly cumulative total return of the following for the period 2003 to 2008: (a) the NYSE AMEX Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the NYSE AMEX, and
(ii) have a market capitalization of $30 million to $35 million.

The Company does not believe that it can reasonably identify a peer group of companies, on an industry or line-of-business basis, for the purpose of developing a comparative performance index. While the Company is aware that some other publicly-traded companies market products in the Company's line-of-business, none of these other companies provide most or all of the products offered by the Company, and many offer products or services not offered by the Company. Moreover, some of these other companies that engage in the Company's line-of-business do so through divisions or subsidiaries that are not publicly-traded. Furthermore, many of these other companies are substantially more highly capitalized than the Company. For these reasons, any such comparison would not, in the opinion of the Company, provide a meaningful index of comparative performance.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company's Common Stock.

                                                                            (10)

                             (Printer: Insert Graph)

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
                            AMONG ACME UNITED CORP.,
                   NYSE AMEX MARKET INDEX AND PEER GROUP INDEX

--------------------------------FISCAL YEAR ENDING------------------------------

                          2003      2004      2005      2006      2007      2008

ACME UNITED CORP.       100.00    292.21    261.53    272.18    271.90    136.35
PEER GROUP INDEX        100.00    106.04     97.10     97.81     59.50     16.56
NYSE AMEX MARKET INDEX  100.00    114.51    126.29    141.39    158.74     94.93

                     ASSUMES $100 INVESTED ON JAN. 1, 2004
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2008


ISSUER PURCHASES OF EQUITY SECURITIES

During 2008, the Company announced two stock repurchase programs of 150,000 shares each. These programs do not have expiration dates. During the twelve months ended December 31, 2008, the Company repurchased 235,265 shares of its common stock at an average price of $10.53, of which 89,600 were purchased under a previously announced plan and 145,665 were purchased under the plans announced in 2008. As of December 31, 2008, there were 154,335 shares that may be purchased under these stock repurchase programs.

                                                             Total Number of         Maximum Number of
                                                           shares Purchased as      Shares that may yet
                  Total Number of       Average Price       Part of Publicly         be Purchased Under
 Period          Shares Purchased      Paid per Share       Announced Program            the Program
-----------------------------------------------------------------------------------------------------------
October               60,237               $10.49                 60,237                   105,889
November              80,304               $ 8.67                 80,304                    25,585
December              21,250               $ 6.95                 21,250                   154,335

                                                                            (11)

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

                                                  2008          2007          2006          2005          2004
---------------------------------------------------------------------------------------------------------------
Net sales                                      $ 68,719      $ 63,173      $ 56,863      $ 49,947      $ 43,381
---------------------------------------------------------------------------------------------------------------
Net income                                     $  4,467      $  4,022      $  3,886      $  2,937      $  3,238
---------------------------------------------------------------------------------------------------------------
Total assets                                   $ 45,424      $ 42,222      $ 35,021      $ 28,194      $ 22,967
---------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion           $ 11,749      $ 10,187      $ 10,218      $  5,577      $  1,434
---------------------------------------------------------------------------------------------------------------
Net income
   Per share (Basic)                           $   1.28      $   1.14      $   1.11      $   0.84      $   0.96
   Per share (Diluted)                         $   1.24      $   1.09      $   1.05      $   0.78      $   0.85
Dividends per share                            $   0.18      $   0.16      $   0.12      $   0.11      $   0.06


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

Estimates. Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, and accruals for income taxes. Although the Company's management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

                                                                            (12)

Revenue Recognition. The Company recognizes revenue from sales of its products when ownership transfers to the customers, which occurs either at the time of shipment or upon delivery based upon contractual terms with the customer. When the right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists. The Company recognizes customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts, as a reduction to sales in accordance with EITF 01-09.

Allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for doubtful accounts represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances and its historical experience of annual accounts receivable write offs has been negligible.

Customer Rebates. Customer rebates and incentives are a common practice in the office products industry. We incur customer rebate costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer rebate costs and incentives, including volume rebates, promotional funds, catalog allowances and slotting fees, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale and are based on individual customer contracts. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when appropriate.

Obsolete and Slow Moving Inventory. Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. A reserve is established to adjust the cost of inventory to its net realizable value. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Income Taxes. Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

Intangible Assets and Goodwill. Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful life. The weighted average amortization period for intangible assets at December 31, 2008 was 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2008, the net book value of the Company's intangible assets increased to $1,934,219 as of December 31, 2008, from $1,747,708 as of December 31, 2007.

Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R. Share Based Payments ("SFAS 123R"). The Company uses the Black-Scholes option - pricing model, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility") and the number of options for which vesting requirements will not be completed ("forfeitures"). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 "Stock Option Plans" in the Notes to Consolidated Financial Statements in this report for a more detailed discussion of the effects of SFAS 123R on the Company's results of operations and financial condition.

                                                                            (13)

RESULTS OF OPERATIONS 2008 COMPARED WITH 2007

NET SALES

Net sales increased by $5,546,007 or 9% (8% in constant currency) in 2008 to $68,719,012 compared to $63,173,005 in 2007. The U.S. segment sales increased by $4,847,000 or 10% in 2008 compared to 2007. Sales in Canada remained relatively constant in U.S. dollars but declined 3% in local currency in 2008 compared to 2007. European sales increased by $733,000 or 12% (4% in local currency) in 2008 compared to 2007.

The increase in sales in the U.S. segment is principally the result of market share gains in all channels of distribution and market acceptance of new anti-microbial school scissors, rulers and math kits and iPoint pencil sharpeners. Sales of other new products included a new family of KleenEarth recycled scissors, the UltraSmooth(TM) spring-assisted scissors and the new Clauss(TM) high performance ExtemeEdge(TM) titanium shears. Net sales in Canada were negatively impacted by the soft demand in the overall office products market as a result of a slow down in the economy. The 4% sales increase in Europe was mainly due to higher sales of manicure items to a major European retailer and expansion in the office trade channel.

GROSS PROFIT

Gross profit was 40% of net sales in 2008 compared to 42% of net sales in 2007. The gross margin decline in 2008 was primarily due to strong growth in a highly competitive school market.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $20,778,093 in 2008 compared to $19,741,166 in 2007, an increase of $1,036,927. SG&A expenses were 30% of net sales in 2008 compared to 31% in 2007. Higher sales commission and freight costs associated with higher sales amounted to $200,000 of the increase. Other major contributors to the increase in SG&A expenses were the costs associated with the addition of sales, marketing and logistic personnel.

OPERATING INCOME

Operating income was $6,878,794 in 2008, compared to $6,751,764 in 2007, an increase of $127,030. Operating income in the U.S. segment declined by approximately $100,000 due to higher personnel related costs. Operating income increased in Canada by $52,000 or 7% due to improved gross margins mainly as the result of strong buying power of the Canadian dollar. The European operating loss decreased by approximately $175,000 mainly due to sales growth and improved gross margins as a result of a better product mix.

INTEREST EXPENSE, NET

Interest expense for 2008 was $395,548, compared to $655,466 for 2007, a decrease of $259,898. The decrease in interest expense was primarily the result of lower average interest rates under the Company's bank revolving loan agreement.

OTHER INCOME, NET

Net other income was $192,855 in 2008 compared to $206,357 in 2007. Net other income in 2008 included a gain on the sale of our Bridgeport property of approximately $265,000, offset by losses from foreign currency transactions.

INCOME TAX

The effective tax rate in 2008 was 33%, compared to 36% in 2007. The decrease in the effective tax rate for the year ended December 31, 2008 was primarily caused by a higher proportion of earnings in foreign tax jurisdictions with a lower tax rate.

                                                                            (14)

RESULTS OF OPERATIONS 2007 COMPARED WITH 2006

NET SALES

Net sales increased by $6,310,013 or 11% (10% in constant currency) in 2007 to $63,173,005, compared to $56,862,992 in 2006. The U.S. segment sales increased by $4,419,000 or 10% in 2007 compared to 2006. Sales increased in Canada by $784,000 or 11% (5% in local currency). European sales increased by $1,107,000 or 21% (11% in local currency) in 2007 compared to 2006.

The increase in sales in the U.S. segment was principally the result of sales of new products, including the iPoint electric pencil sharpener and market share gains. Additionally, the Company expanded its product line, including rotary paper trimmers with a major office superstore. Sales of other new products included the UltraSmooth(TM) spring-assisted scissors and the new Clauss(TM) high performance ExtemeEdge(TM) titanium shears. The sales increase in Canada was mainly due to sales of the new iPoint electric pencil sharpeners, other new office products and further penetration into the Canadian retail segment. The 21% sales increase in Europe was mainly due to higher sales of manicure items to a major European retailer and expansion in the office trade channel.

GROSS PROFIT

Gross profit was 42% of net sales in 2007 compared to 43% of net sales in 2006. The gross margin decline in 2007 was due to greater sales of lower margin products, increased raw material and labor costs in China and higher costs as the result of the appreciation of the Chinese currency against the U.S. dollar. Costs also increased due to the reduction of an export tax credit in China.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $19,741,166 in 2007 compared with $17,869,753 in 2006, an increase of $1,871,413. SG&A expenses were 31% of net sales in both 2007 and 2006. Higher sales commission and freight costs associated with higher sales amounted to $420,000. Other major contributors to the increase in SG&A expenses were the costs associated with the addition of sales, marketing and logistic personnel and consulting costs associated with the Company's compliance with Section 404 of the Sarbanes Oxley Act. Additionally, in 2006, there was a one-time benefit related to settlement of a lawsuit.

OPERATING INCOME

Operating income was $6,751,764 in 2007, compared with $6,713,020 in 2006, an increase of $38,744. Operating income in the U.S. segment declined by approximately $500,000 due to higher personnel related costs, increased consulting costs associated with the Company's compliance with Section 404 of the Sarbanes Oxley Act (approximately $200,000) and a one time benefit related to settlement of a lawsuit in 2006 (approximately $200,000). Operating income increased in Canada by $147,000 or 25%. The European operating loss decreased by approximately $400,000 mainly due to sales growth and improved gross margins as a result of lower packaging and airfreight expenses.

INTEREST EXPENSE, NET

Interest expense for 2007 was $655,466, compared with $615,500 for 2006, a $39,966 increase. The increase in interest expense was primarily the result of higher borrowings under the Company's bank revolving loan agreement.

OTHER INCOME, NET

Net other income was $206,357 in 2007, compared to $251,557 in 2006.

INCOME TAX

The effective tax rate in 2007 was 36%, compared to 39% in 2006. The effective tax rate improved mainly due to the lower losses in Europe in 2007, as compared to 2006 for which there is no recorded tax benefit because losses in Europe cannot be utilized to offset earnings in other countries.


OFF-BALANCE SHEET TRANSACTIONS

The Company did not engage in any off-balance sheet transactions during 2008.

                                                                            (15)

LIQUIDITY AND CAPITAL RESOURCES

The recent global economic crisis has had a negative impact on all of the markets into which the Company sells its products. As demand has declined, our customers have been negatively affected, which, has negatively impacted the Company. Management believes that the recent slowdown in customer orders could continue as its customers take action, including adjusting inventory levels to match current demand, to deal with this economic crisis. Management also has taken necessary actions to adjust its cost structure as a response to the slow down in demand and in anticipation of future decline. To date, the Company does not believe that it has excess inventory issues, potentially unrecoverable accounts receivable balances or supply issues with its third party manufacturers as a result of the current economic crisis.

During 2008, working capital remained essentially constant compared to 2007 primarily due to a 15% increase in inventory offset by a 17% decrease in accounts receivables. The increase in inventory was in anticipation of product demand and an increase in customer specific inventory. Given the lengthy lead times associated with product availability and customer requirements for complete and on-time delivery, the Company's management decided to increase inventory levels. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 2.0 in 2008 from 2.1 in 2007. Receivables decreased as a result of a sales decline in the fourth quarter of 2008. The average number of days sales outstanding in accounts receivable was 64 days in 2008 and 66 days in 2007.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                                   2008            2007
---------------------------------------------------------------------------
Working Capital                                $29,819,680     $29,377,847
Current Ratio                                         4.38            4.46
Long-Term Debt to Equity Ratio                       51.3%           44.2%


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

As of December 31, 2008, $11,719,000 was outstanding and $8,281,000 was available for borrowing under the Modified Loan Agreement.

Total debt in 2008 increased by $1,563,097, compared to total debt at December 31, 2007.

Under the provisions of the Modified Loan Agreement, the Company, among other things, is restricted with respect to outside borrowings, investments and mergers. Further, the Modified Loan Agreement requires the Company to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio. The Company was in compliance with all financial covenants under the Modified Loan Agreement as of and through December 31, 2008, and believes it will be able to continue to comply with these covenants for the remainder of the term of the credit facility.

Capital expenditures during 2008 and 2007 were $742,429 and $672,913, respectively, which were, in part, financed with debt. Capital expenditures in 2009 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under its current loan agreement, are expected, under current conditions, to be sufficient to finance the Company's planned operations for the next twelve months.

                                                                            (16)

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements." This statement, which became effective January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. The adoption did not have an effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 gives entities the option to measure eligible items at fair value at specified dates. Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings. SFAS 159 is effective for the Company's 2008 fiscal year beginning January 1, 2008. The adoption of SFAS 159 did not have a material effect on the Company's financial statements.


In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141 (R) requires an acquirer to measure identifiable assets acquired, liabilities assumed and any noncontrolling interest an acquired business at their fair values on the acquisition date, with goodwill being measured and recorded at the excess of the amount paid over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects that the adoption of SFAS 141(R) and SFAS 160 will not have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

                                                                            (17)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               For the years ended December 31,
                                                        ----------------------------------------------
                                                                2008           2007           2006
                                                        ----------------------------------------------
Net sales                                                 $ 68,719,012   $ 63,173,005   $ 56,862,992

   Cost of goods sold                                       41,062,125     36,680,075     32,280,219
                                                        ----------------------------------------------
   Gross Profit                                             27,656,887     26,492,930     24,582,773

   Selling, general and administrative expenses             20,778,093     19,741,166     17,869,753
                                                        ----------------------------------------------
Operating income                                             6,878,794      6,751,764      6,713,020

Non operating items:
   Interest expense, net                                       395,548        655,446        615,500
   Other income, net                                           192,855        206,357        251,557
                                                        ----------------------------------------------
   Income before income taxes                                6,676,101      6,302,675      6,349,077
   Income tax expense                                        2,209,030      2,280,417      2,463,415
                                                        ----------------------------------------------
Net income                                                $  4,467,071   $  4,022,258   $  3,885,662
                                                        ==============================================

Earnings per share:
   Basic                                                  $       1.28   $       1.14   $       1.11
   Diluted                                                $       1.24   $       1.09   $       1.05


See accompanying Notes to Consolidated Financial Statements.

                                                                            (18)

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                                  December 31,    December 31,
                                                                      2008            2007
                                                              --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $  5,224,564    $  4,987,991
   Accounts receivable, less allowance                             10,564,097      12,726,647
   Inventories                                                     21,769,304      18,934,977
   Deferred income taxes                                              209,172          61,127
   Prepaid expenses and other current assets                          879,222       1,149,417
                                                              --------------------------------
Total current assets                                               38,646,359      37,860,159

Property, plant and equipment:
   Land                                                               167,003         174,840
   Buildings                                                        2,965,641       2,971,451
   Machinery and equipment                                          7,454,662       8,050,383
                                                              --------------------------------
Total property, plant and equipment                                10,587,306      11,196,674
Less: accumulated depreciation                                      8,317,863       8,717,316
                                                              --------------------------------
Net property, plant and equipment                                   2,269,443       2,479,358
Note receivable                                                     2,000,000               -
Intangible assets, less accumulated amortization                    1,934,219       1,747,708
Deferred income taxes                                                 574,051         135,168
                                                              --------------------------------
Total assets                                                     $ 45,424,072    $ 42,222,393
                                                              ================================

LIABILITIES
Current liabilities:
   Accounts payable                                              $  3,668,689    $  4,575,118
   Other accrued liabilities                                        5,157,990       3,907,194
                                                              --------------------------------
Total current liabilities                                           8,826,679       8,482,312
Long-term debt, less current portion                               11,749,191      10,186,721
Other                                                               1,960,539         506,617
                                                              --------------------------------
Total liabilities                                                  22,536,409      19,175,650

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
   shares; issued - 4,293,024 shares in 2008 and 4,267,274
   shares in 2007, including treasury stock                        10,732,555      10,668,185

Treasury stock, at cost, 949,656 shares in 2008
   and 714,391 shares in 2007                                      (8,406,722)     (5,929,999)
Additional paid-in capital                                          3,906,000       3,550,053
Accumulated other comprehensive (loss) income                      (1,663,361)        285,842
Retained earnings                                                  18,319,191      14,472,662
                                                              --------------------------------
Total stockholders' equity                                         22,887,663      23,046,743
                                                              --------------------------------
Total liabilities and stockholders' equity                       $ 45,424,072    $ 42,222,393
                                                              ================================

See accompanying Notes to Consolidated Financial Statements.

                                                                            (19)

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                       Accumulated
                              Outstanding                                Additional       Other
                               Shares of       Common       Treasury       Paid-In    Comprehensive    Retained
                             Common Stock       Stock         Stock        Capital    Income (Loss)    Earnings       Total
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005     3,482,833  $ 10,404,560  $(5,438,776)   $ 2,623,887   $ (1,071,236)  $  7,546,559  $ 14,064,994
Net income                                                                                              3,885,662     3,885,662
Translation adjustment                                                                      52,438                       52,438
Change in
  pension liability
  and the effect of the adoption
  of SFAS No. 158                                                                          125,413                      125,413
Income taxes relating
  to pension liability
  liability                                                                                (47,657)                     (47,657)
                                                                                                                   -------------
     Comprehensive income                                                                                             4,015,856
Stock compensation expense                                                  275,539                                     275,539
Tax benefit from exercise of
  employee stock options                                                     82,986                                      82,986
Distribution to shareholders                                                                             (416,770)     (416,770)
Issuance of common stock           31,000        77,500                      31,255                                     108,755
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2006     3,513,833    10,482,060   (5,438,776)     3,013,667       (941,042)    11,015,450    18,131,359
Net income                                                                                              4,022,258     4,022,258
Translation adjustment                                                                   1,049,444                    1,049,444
Change in pension plan
  net prior service credit and
  actuarial losses, net of tax                                                             177,441                      177,441
                                                                                                                   -------------
     Comprehensive income                                                                                             5,249,143
Stock compensation expense                                                  330,859                                     330,859
Tax benefit from exercise of
  employee stock options                                                     22,825                                      22,825
Distribution to shareholders                                                                             (565,046)     (565,046)
Issuance of common stock           74,450       186,125                     182,701                                     368,826
Purchase of treasury stock        (35,400)                  (491,223)                                                  (491,223)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2007     3,552,883    10,668,185   (5,929,999)     3,550,053        285,842     14,472,662    23,046,743
Net income                                                                                              4,467,071     4,467,071
Translation adjustment                                                                  (1,309,018)                  (1,309,018)
Change in pension plan
  net prior service credit and
  actuarial losses, net of tax
  benefit of $373,575                                                                     (640,185)                    (640,185)
                                                                                                                   -------------
     Comprehensive income                                                                                             2,517,868
Stock compensation expense                                                  277,577                                     277,577
Tax benefit from exercise of
  employee stock options                                                      9,928                                       9,928
Distribution to shareholders                                                                             (620,542)     (620,542)
Issuance of common stock           25,750        64,370                      68,443                                     132,813
Purchase of treasury stock       (235,265)                (2,476,723)                                                (2,476,723)
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2008     3,343,368  $ 10,732,555  $(8,406,722)   $ 3,906,000   $ (1,663,361)  $ 18,319,191  $ 22,887,663
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                                            (20)

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                For the years ended December 31,
                                                                       ---------------------------------------------------
                                                                               2008             2007             2006
                                                                       ---------------------------------------------------
Operating activities:
Net income                                                                $ 4,467,071      $ 4,022,258      $ 3,885,662
Adjustments to reconcile net income to net
  cash provided (used) by operating activities
     Depreciation                                                             899,142          811,570          800,449
     Amortization                                                             108,828           59,678           34,679
     Stock compensation expense                                               277,577          330,859          275,540
     Deferred income taxes                                                   (213,353)         104,859          442,033
     (Gain) / loss on disposal of property, plant and equipment              (260,984)               -            4,378
     Tax benefit on stock options                                               9,928           22,825           82,986
     Changes in operating assets and liabilities
        Accounts receivable                                                 1,842,262       (1,812,504)      (1,546,848)
        Inventories                                                        (3,473,436)      (2,645,310)      (2,940,755)
        Prepaid expenses and other current assets                             254,127         (268,276)        (329,249)
        Accounts payable                                                     (854,450)       2,107,704          146,571
        Other accrued liabilities                                             208,919          (27,805)      (1,678,844)
                                                                       ---------------------------------------------------
Total adjustments                                                          (1,201,439)      (1,316,400)      (4,709,060)
                                                                       ---------------------------------------------------
Net cash provided (used) by operating activities                            3,265,632        2,705,858         (823,398)
                                                                       ---------------------------------------------------
Investing activities:
Purchase of property, plant and equipment                                    (742,429)        (672,913)        (564,887)
Purchase of patents and trademarks                                           (295,339)        (840,762)        (142,623)
Proceeds from sale of property, plant and equipment                                 -                -           12,854
                                                                       ---------------------------------------------------
Net cash used by investing activities                                      (1,037,767)      (1,513,675)        (694,656)
                                                                       ---------------------------------------------------
Financing activities:
Net (repayments) borrowings of long-term debt                               1,568,825          (37,070)       4,634,611
Distributions to shareholders                                                (594,631)        (529,329)        (428,934)
Purchase of treasury stock                                                 (2,476,723)        (491,223)               -
Issuance of common stock                                                      132,813          368,826          108,755
                                                                       ---------------------------------------------------
Net cash (used) provided by financing activities                           (1,369,716)        (688,796)       4,314,432
Effect of exchange rate changes                                              (621,574)         646,432          (34,695)
                                                                       ---------------------------------------------------
Net change in cash and cash equivalents                                       236,573        1,149,819        2,761,683
Cash and cash equivalents at beginning of year                              4,987,991        3,838,172        1,076,489
                                                                       ---------------------------------------------------
Cash and cash equivalents at end of year                                  $ 5,224,564      $ 4,987,991      $ 3,838,172
                                                                       ===================================================

Supplemental cash flow information
        Cash paid for income taxes                                        $ 1,700,324      $ 2,819,016      $ 2,180,324
        Cash paid for interest                                            $   495,113      $   741,698      $   617,645

See accompanying Notes to Consolidated Financial Statements.

                                                                            (21)

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS
The operations of Acme United Corporation (the "Company") consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Germany. Principal products across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers, industrial distributors, wholesale florists, mass market retailers and hardware chains.

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction gains (losses), which are included in other income, net, were ($101,355) in 2008, $159,877 in 2007 and $149,791, in 2006.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $64,105 in 2008 and $89,856 in 2007.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation - Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets and Goodwill- Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2008 is 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2008 and 2007, the Company assessed the recoverability of its long-lived assets, including goodwill, and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

                                                                            (22)

Deferred Income Taxes - Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition - The Company recognizes revenue from sales of its products when ownership transfers to customers, which occurs either at the time of shipment or upon delivery based upon contractual terms with the customer. When the right of return exists, the Company recognizes revenue in accordance with FASB Statement No. 48, Revenue Recognition When Right of Return Exists. The Company recognizes customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts, as a reduction to sales in accordance with EITF 01-09.

Research and Development - Research and development costs ($254,685 in 2008, $236,064 in 2007 and $306,422 in 2006) are expensed as incurred.

Shipping Costs - Shipping costs ($3,073,673 in 2008, $2,974,205 in 2007 and $2,496,981 in 2006) are included in selling, general and administrative expenses.

Advertising Costs - The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,159,462 in 2008, $1,060,523 in 2007 and $1,292,250 in 2006) are included in selling, general and administrative expenses.

Concentrations - The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. In 2008 the Company had three customers with net sales exceeding 10% of consolidated net sales and two customers in 2007 and 2006 with net sales to each that exceeded 10% of consolidated sales in those years. Net sales to these customers amounted to approximately 19%, 15% and 10% in 2008, 17% and 10% in 2007 and 19% and 10%, in 2006.

3.  INVENTORIES
Inventories consist of:                          2008           2007
------------------------------------------------------------------------
Finished goods                              $ 20,824,717   $ 18,069,060
Work in process                                   21,151        112,727
Materials and supplies                           923,436        753,190
------------------------------------------------------------------------
                                            $ 21,769,304   $ 18,934,977
========================================================================

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $498,887 as of December 31, 2008 and $461,466 as of December 31, 2007.

4.  INTANGIBLE ASSETS
Intangible assets consist of:                    2008           2007
------------------------------------------------------------------------
Patents                                      $ 1,577,580    $ 1,334,133
Trademarks                                       520,115        468,224
Goodwill                                          88,828         88,828
------------------------------------------------------------------------
                                               2,186,523      1,891,185
Accumulated amortization                         252,304        143,477
------------------------------------------------------------------------
                                             $ 1,934,219    $ 1,747,708
========================================================================

Amortization expense for patents and trademarks for the years ended December 31, 2008, 2007 and 2006 were $108,828, $59,678 and $34,679, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2009 - $111,106; 2010 - $110,398; 2011 - $108,995; 2012 - $108,410; and 2013 - $96,852. Refer to Note 16
of the accompanying Notes to the Financial Statements for further information regarding the acquisition of intangible assets.

                                                                            (23)

5.  OTHER ACCRUED LIABILITIES
Other current and long-term accrued liabilities consist of:

                                                 2008           2007
------------------------------------------------------------------------
Customer rebates                             $ 2,506,807    $ 2,792,411
Remediation liability                          1,724,000              -
Pension Liability                              1,380,890        287,134
Other                                          1,506,832      1,334,266
------------------------------------------------------------------------
                                             $ 7,118,529    $ 4,413,811
========================================================================

6.  PENSION AND PROFIT SHARING
United States employees, hired prior to July 1, 1993, are covered by a funded, defined benefit pension plan. The benefits of this pension plan are based on years of service and the average compensation of the highest three consecutive years during the last ten years of employment. In December 1995, the Company's Board of Directors approved an amendment to the United States pension plan that terminated all future benefit accruals as of February 1, 1996, without terminating the pension plan. The Company uses a December 31 measurement date for the pension plan.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB Statement of Financial Accounting Standards 158 ("SFAS"). SFAS 158 required the Company to recognize the funded status of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.

The plan asset weighted average allocation at December 31, 2008 and December 31, 2007, by asset category, are as follows:

Asset Category                                   2008           2007
------------------------------------------------------------------------
Equity Securities                                 67%            69%
Fixed Income Securities                           30%            28%
Other Securities / Investments                     3%             3%
------------------------------------------------------------------------
Total                                            100%           100%
========================================================================

The Company's investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of each December 31, 2008 and 2007, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $70,500 and $142,501, respectively.

                                                                            (24)

Other disclosures related to the pension plan follow:

                                                                              2008             2007
                                                                   ---------------------------------
Assumptions used to determine benefit obligation:
  Discount rate                                                              6.19%            5.75%
Changes in benefit obligation:
Benefit obligation at beginning of year                               $ (2,919,276)    $ (3,327,730)
Interest cost                                                             (175,481)        (181,599)
Service cost                                                               (25,000)         (30,000)
Amendment                                                                   (6,508)           1,313
Actuarial loss                                                            (159,484)          85,078
Benefits and plan expenses paid                                            643,823          533,662
----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                       (2,641,926)      (2,919,276)
----------------------------------------------------------------------------------------------------

Changes in plan assets:
Fair value of plan assets at beginning of year                           2,632,142        2,910,484
Actual return on plan assets                                              (727,283)         233,376
Employer Contribution                                                            -           21,944
Benefits and plan expenses paid                                           (643,823)        (533,662)
----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                 1,261,036        2,632,142
----------------------------------------------------------------------------------------------------
Funded status                                                         $ (1,380,890)    $   (287,134)
====================================================================================================

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss                                                    $  2,082,006     $  1,063,979
Prior service cost                                                          66,791           68,895
----------------------------------------------------------------------------------------------------
Total                                                                 $  2,148,797     $  1,132,874
====================================================================================================

Accrued benefits costs are included in other accrued liabilities (non-current).

                                                                 2008          2007          2006
====================================================================================================
Assumptions used to determine net periodic benefit cost:
  Discount rate                                                   6.25%         5.75%         5.50%
  Expected return on plan assets                                  8.25%         8.25%         8.00%
----------------------------------------------------------------------------------------------------
Components of net benefit expense:
Interest cost                                                 $ 175,481     $ 181,599     $ 187,284
Service cost                                                     25,000        30,000        30,000
Expected return on plan assets                                 (202,570)     (225,913)     (230,819)
Amortization of prior service costs                               8,612         8,776         8,776
Amortization of actuarial gain                                   71,310        74,815        89,363
----------------------------------------------------------------------------------------------------
Net periodic benefit cost                                     $  77,833     $  69,277     $  84,604
====================================================================================================

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

                                                                            (25)

The following table discloses the change recorded in other comprehensive income related to benefit costs:

                                                                         2008             2007
                                                                 ---------------------------------
Balance at beginning of the year                                     $ 1,132,874      $ 1,310,319
Net (gain) / loss                                                      1,089,337          (92,541)
Prior service cost / (credit)                                              6,508           (1,313)
Amortization of net loss                                                 (71,310)         (74,815)
Amortization of prior service cost                                        (8,612)          (8,776)
                                                                 ---------------------------------
     Change recognized in other comprehensive income                   1,015,923         (177,445)
                                                                 ---------------------------------
Total recognized in other comprehensive income                       $ 2,148,797      $ 1,132,874
                                                                 =================================
Increase in Accumulated Other Comprehensive Income
to reflect the Adoption of SFAS 158 in 2006, net of
income tax effect                                                    $    78,984

The following benefits are expected to be paid:

2009                                                                 $   332,188
2010                                                                     317,310
2011                                                                     301,578
2012                                                                     287,469
2013                                                                     271,534
Years 2014 - 2018                                                      1,134,658

The Company also has a qualified, non-contributory profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company's Compensation Committee. For the years ended December 31, 2008, 2007 and 2006, the Company contributed 50% of employee's contributions, up to the first 6% of each employee's contribution. Total contribution expense under this profit sharing plan was $97,666 in 2008, $96,939 in 2007 and $77,673 in 2006.

7.  INCOME TAXES
The amounts of income tax expense (benefit) reflected in operations follow:

                                                   2008          2007          2006
---------------------------------------------------------------------------------------
Current:
    Federal                                    $ 1,403,689   $ 1,450,808   $ 1,341,284
    State                                          216,320       188,847       159,972
    Foreign                                        813,298       543,730       540,103
---------------------------------------------------------------------------------------
                                                 2,433,307     2,183,385     2,041,359
---------------------------------------------------------------------------------------

Deferred:
    Federal                                       (200,126)       93,798       401,738
    State                                          (12,911)       11,109        40,892
    Foreign                                        (11,240)       (7,875)      (20,574)
---------------------------------------------------------------------------------------
                                                  (224,277)       97,032       422,056
---------------------------------------------------------------------------------------
                                               $ 2,209,030   $ 2,280,417   $ 2,463,415
=======================================================================================

The current state tax provision is comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

                                                                            (26)

A summary of United States and foreign income before income taxes follows:

                                                   2008          2007          2006
---------------------------------------------------------------------------------------
United States                                  $ 3,373,597   $ 4,593,844   $ 5,150,322
Foreign                                          3,302,504     1,708,828     1,198,756
---------------------------------------------------------------------------------------
                                               $ 6,676,101   $ 6,302,675   $ 6,349,077
=======================================================================================

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations.

                                                   2008          2007          2006
---------------------------------------------------------------------------------------
Federal income
  taxes at
  34% statutory rate                           $ 2,269,874   $ 2,142,908   $ 2,158,687
State and local
  taxes, net of
  federal income
  tax effect                                       135,059       132,132       128,243
Permanent items                                    255,332        (2,621)       53,822
Foreign tax rate difference                       (175,726)     (271,403)     (217,158)
(Recognition) Non-recognition
  of foreign tax loss
  carryforwards and credits                       (275,509)      279,401       339,821
---------------------------------------------------------------------------------------
Provision for income taxes                     $ 2,209,030   $ 2,280,417   $ 2,463,415
=======================================================================================

                                                   2008          2007
-------------------------------------------------------------------------
Deferred income tax liabilities:
Plant, property
  and equipment                                $   203,727   $   133,177
-------------------------------------------------------------------------
                                                   203,727       133,177
Deferred income tax assets:
Asset valuations                                   209,172        61,127
Operating loss
  carryforwards and
  credits                                        1,617,114     2,034,623
Pension                                            561,964       158,735
Foreign Tax Credit                                 242,000             -
Other                                              115,814       109,610
-------------------------------------------------------------------------
                                                 2,746,064     2,364,095
-------------------------------------------------------------------------
Net deferred
  income tax asset before valuation
  allowance                                      2,542,337     2,230,918
Valuation
  allowance                                     (1,759,114)   (2,034,623)
-------------------------------------------------------------------------
Net deferred
  income tax asset                             $   783,223   $   196,295
=========================================================================

                                                                            (27)

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

In 2008, the Company evaluated its tax positions, for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of FIN 48 and as a result, there was no effect on the Company's financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's evaluation of FIN 48 was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

In accordance with the Company's accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. Foreign subsidiary earnings of $5,729,313 and $6,025,762 are considered permanently reinvested as of December 31, 2008 and 2007, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2008, the Company has tax operating loss carry forwards aggregating $5,390,380, all of which are applicable to Germany, and can be carried forward indefinitely.


8.  DEBT
Long term debt consists of:
                                                       2008           2007
------------------------------------------------------------------------------
Notes payable:
   North American arrangements                    $ 11,719,000   $ 10,150,175
   Other                                                34,223         39,955
------------------------------------------------------------------------------
                                                    11,753,223     10,190,130
Less current portion                                     4,032          3,410
------------------------------------------------------------------------------
                                                  $ 11,749,191   $ 10,186,720
==============================================================================

On June 23, 2008, the Company modified its revolving loan agreement (the "Modified Loan Agreement") with Wachovia Bank. The Modified Loan Agreement amended certain provisions of the original revolving loan agreement. The amendments include (a) an increase in the maximum borrowing amount from $15 million to $20 million; (b) an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010; (c) a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%) and (d) modification of certain covenant restrictions. Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses, share repurchases and certain other purposes. As of December 31, 2008, $11,719,000 was outstanding and $8,281,000 was available for borrowing under the Modified Loan Agreement.

                                                                            (28)

Under the Modified Loan Agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2008.

Maturities of long-term debt for the next five years follow: 2009 - $4,032; 2010 - $11,723,193; 2011 - $4,193; 2012 - $4,193; and 2013 - $4,193.


9.  COMMITMENTS AND CONTINGENCIES

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $643,162 in 2008, $573,190 in 2007 and $527,208 in 2006. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2008: 2009 - $553,937; 2010 - $435,614; 2011 - $24,800; and
2012 - $4,596;.

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

In 2008 the Company had three customers that individually exceeded 10% of consolidated net sales and two customers in 2007 and 2006 that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 19%, 15% and 10% in 2008, 17% and 10% in 2007 and 19% and 10%, in
2006. Sales to no other customer exceeded 10% of consolidated net sales in 2008, 2007 and 2006.

                                                                            (29)

FINANCIAL DATA BY SEGMENT:

(000's omitted)                              United States      Canada      Europe   Consolidated
-------------------------------------------------------------------------------------------------
                        2008
                        ----

Sales to unaffiliated customers                   $ 53,548     $ 8,095     $ 7,076      $ 68,719

Operating income                                     6,648         787        (556)        6,879
Assets                                              33,719       5,890       5,815        45,424
Additions to property, plant and equipment             656          49          37           742
Depreciation and amortization                          856          65          87         1,008

                        2007
                        ----

Sales to unaffiliated customers                   $ 48,702     $ 8,128     $ 6,343      $ 63,173

Operating income                                     6,748         735        (731)        6,752
Assets                                              28,350       7,886       5,986        42,222
Additions to property, plant and equipment             575          31          67           673
Depreciation and amortization                          724          59          88           871

                        2006
                        ----

Sales to unaffiliated customers                   $ 44,283     $ 7,344     $ 5,236      $ 56,863

Operating income                                     7,262         588      (1,137)        6,713
Assets                                              24,516       6,286       4,219        35,021
Additions to property, plant and equipment             474          28          63           565
Depreciation and amortization                          704          51          80           835

11.  STOCK OPTION PLANS

The Company has two stock option plans: (1) the 2002 Employee Stock Option Plan, as amended (the "Employee Plan") and (2) the 2005 Non-Salaried Director Stock Option Plan (the "Director Plan").

The Employee Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the common stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee Plan. As of December 31, 2008, the number of shares available for grant under the Employee Plan was 40,438.

The Director Plan provides for the issuance of stock options for up to 50,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the "Initial Option"). Each year, each elected Director not receiving an Initial Option will receive a 2,500 share option (the "Annual Option"). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the common stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2008, the number of shares available for grant under the Director Plan was 42,500.

                                                                            (30)

A summary of changes in options issued under the Company's stock option plans follows:

                                                        2008             2007          2006
--------------------------------------------------------------------------------------------
Options outstanding at the
  beginning of the year                              565,750          543,950       471,450
Options granted                                       80,500           98,250       113,500
Options forfeited                                    (12,000)          (2,000)      (10,000)
Options exercised                                    (25,750)         (74,450)      (31,000)
--------------------------------------------------------------------------------------------
Options outstanding at
  the end of the year                                608,500          565,750       543,950
============================================================================================
Options exercisable at the
  end of the year                                    439,688          396,125       407,888
============================================================================================
Common stock available for future grants
  at the end of the year                              82,938          151,438        47,688
============================================================================================
Weighted average price of options:
  Granted                                           $  13.24         $  14.86      $  14.42
  Forfeited                                            14.64            15.15         14.24
  Exercised                                             5.19             4.95          3.51
  Outstanding                                          10.38             9.82          8.27
  Exercisable                                           8.91             7.63          6.04

A summary of options outstanding at December 31, 2008 is as follows:

                                                   Options Outstanding                        Options Exercisable
------------------------------------------------------------------------------------     -----------------------------
                                                        Weighted-
                                                         Average                                             Weighted-
                                                        Remaining      Weighted-                              Average
                                           Number      Contractual      Average                Number        Exercise
Range of Exercise Prices                Outstanding    Life (Years)  Exercise Price         Exercisable        Price
------------------------------------------------------------------------------------     -----------------------------
$1.25 to $2.49                              40,300          1           $ 2.04                 40,300         $ 2.04
$2.50 to $3.65                             125,200          3             3.10                125,200           3.10
$3.66 to $5.00                              53,750          3             3.99                 53,750           3.99
$5.01 to $7.25                               8,000          5             5.40                  8,000           5.40
$7.26 to $17.02                            381,250          8            14.66                212,438          15.02
                                      ----------------------------------------------     -----------------------------
                                           608,500                                            439,688
                                      =============                                      =============

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

                                                                            (31)

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

The Company estimates the expected term of options granted by evaluating various factors, including the vesting period, historical employee information, as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the 60 months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon bond issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. In the third quarter of 2006, the Company modified its vesting schedule for new grants. Grants issued after June 30, 2006 vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Options granted prior to July 1, 2006 vest 25% one day after the date of grant, and 25% on the day after the anniversary of the grant date in each of the next three years.

The assumptions used to value option grants for the twelve months ended December 31, 2008 and December 31, 2007 are as follows:

                                   ----------------------------------
                                              2008              2007
                                   ----------------------------------
     Expected life in years                      5                 5
     Interest rate                    2.95 - 3.30%      4.50 - 5.18%
     Volatility                            .28-.31               .32
     Dividend yield                   1.17 - 1.20%      1.08 - 1.10%

Total stock-based compensation recognized in the Company's consolidated statement of operations for the years ended December 31, 2008 and 2007 was $277,577 and $330,859, respectively. As of December 31, 2008, there was approximately $483,691 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company's employees. As of December 31, 2008, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2008, 2007 and 2006 was $3.66, $4.95 and $4.86 per option, respectively. The aggregate intrinsic value of outstanding options was $873,936 at December 31, 2008. The aggregate intrinsic value of exercisable options was $873,936 million at December 31, 2008.

                                                                            (32)

12.  EARNINGS PER SHARE
The calculation of earnings per share follows:

                                                                             2008          2007          2006
-----------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                                            $ 4,467,071   $ 4,022,258   $ 3,885,662
-----------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share
     Weighted average shares outstanding                                   3,486,370     3,535,687     3,494,833
   Effect of dilutive employee stock options                                 125,503       161,155       217,217
-----------------------------------------------------------------------------------------------------------------
   Denominator for dilutive earnings per share                             3,611,873     3,696,842     3,712,050
-----------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                              $      1.28   $      1.14   $      1.11
   Dilutive earnings per share                                           $      1.24   $      1.09   $      1.05

For 2008, 2007 and 2006, respectively, 381,250, 284,250 and 190,000 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of the accumulated other comprehensive (loss) income follow:

                                                     Net prior
                                       Foreign        service
                                      Currency       credit and
                                     Translation      actuarial
                                      Adjustment       losses          Total
--------------------------------------------------------------------------------
Balances, December 31, 2006         $  (128,646)   $   (812,396)   $   (941,042)
Change in net prior service credit
  and actuarial losses,                                 177,441         177,441
Translation adjustment                1,049,444                       1,049,444
--------------------------------------------------------------------------------
Balances, December 31, 2007             920,798        (634,955)        285,842
Change in net prior service credit
  and actuarial losses, net of
  tax benefit of $373,575,                             (640,185)       (640,185)
Translation adjustment               (1,309,018)                     (1,309,018)
--------------------------------------------------------------------------------
Balances, December 31, 2008         $  (388,220)   $ (1,275,140)   $ (1,663,361)
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

                                                                            (33)

15.  QUARTERLY DATA (UNAUDITED)

                                                Quarters (000's omitted, except per share data)

2008                                     First        Second         Third        Fourth         Total
--------------------------------------------------------------------------------------------------------
Net sales                              $ 14,269      $ 22,708      $ 19,158      $ 12,584      $ 68,719
--------------------------------------------------------------------------------------------------------
Cost of goods sold                        8,283        13,790        11,288         7,701        41,062
--------------------------------------------------------------------------------------------------------
Net income                                  753         1,730         1,351           634         4,467
--------------------------------------------------------------------------------------------------------
Basic earnings per share               $   0.21      $   0.49      $   0.38      $   0.19      $   1.28
Diluted earnings per share             $   0.21      $   0.47      $   0.37      $   0.18      $   1.24
Dividends per share                    $   0.04      $   0.04      $   0.05      $   0.05      $   0.18

2007                                     First        Second         Third        Fourth         Total
--------------------------------------------------------------------------------------------------------
Net sales                              $ 12,241      $ 18,999      $ 17,081      $ 14,852      $ 63,173
--------------------------------------------------------------------------------------------------------
Cost of goods sold                        6,907        11,020         9,700         9,053        36,680
--------------------------------------------------------------------------------------------------------
Net income                                  650         1,522         1,305           545         4,022
--------------------------------------------------------------------------------------------------------
Basic earnings per share               $   0.18      $   0.43      $   0.37      $   0.15      $   1.14
Diluted earnings per share             $   0.17      $   0.41      $   0.35      $   0.15      $   1.09
Dividends per share                    $   0.04      $   0.04      $   0.04      $   0.04      $   0.16

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the four quarterly earnings per share amounts may not necessarily equal the earnings per share for the year.

16.  BUSINESS COMBINATION
On September 18, 2007, the Company purchased certain assets of the Camillus Cutlery Company ("Camillus Cutlery") for $246,000, consisting primarily of trademarks, brand names and patents. Camillus Cutlery, founded in 1873, is one of the oldest knife companies in the United States. Camillus Cutlery's products include many types of folding knives, as well as those for hunting and fishing.

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

17.  SALE OF PROPERTY
In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. (the "buyer") for $2.5 million. The property consists of approximately four acres of land and 48,000 sq. feet of warehouse space. The property was the site of the original Acme United scissor factory which opened in 1887 and was closed in 1996.

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company will be responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm and incurred costs of approximately $200,000 related to environmental studies to identify the extent of the environmental contamination to the property and develop a remediation plan. As a result of those studies and the estimates prepared by an independent environmental consulting firm, the Company has recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. The accrual includes estimated costs of required investigation, remedial activities, and post-remediation operating and maintenance. At December 31, 2008, $1.4 million was classified as current and is expected to be paid in 2009. The remaining balance is expected to be paid over the two years following. Based on currently available information, we believe that our accrual for environmental remediation costs is adequate, although our accrual could be adjusted in the future due to new information or changed circumstances. However, we do not expect these items to materially affect our results of operations, financial condition or liquidity.

                                                                            (34)

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest The mortgage is due in full, one year after remediation and monitoring on the property have been completed. It is estimated that the remediation project will be completed in five years.

The Company also recorded legal, transaction and other expenses of approximately $235,000 resulting in a gain on the sale of approximately $265,000.



Report of UHY LLP, Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheet of Acme United Corporation and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the 2008 financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ UHY LLP

Hartford, Connecticut
March 10, 2009

                                                                            (35)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheet of Acme United Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

                                                  /s/ Ernst & Young LLP


Hartford, Connecticut
March 6, 2008

                                                                            (36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with accountants related to accounting and financial disclosures in 2008.


Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.


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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2008, there were no changes in the Company's internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

                                                                            (37)

Item 9B.  OTHER INFORMATION
None.

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

Name                        Age  Position Held with Company
-------------------------- ----- ---------------------------------------------
Walter C. Johnsen           58   Chairman of the Board and Chief Executive
                                 Officer
Brian S. Olschan            52   President, Chief Operating Officer and Director
Paul G. Driscoll            48   Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
Rex L. Davidson             59   Director
Richmond Y. Holden, Jr.     55   Director
Susan H. Murphy             57   Director
Stevenson E. Ward III       63   Director

WALTER C. JOHNSEN has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. He formerly served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor.

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

REX L. DAVIDSON has served as director since April, 2006. He is currently President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc. and President of Goodwill Industries Housing Corporation since 1982. He was appointed by Mayor Bloomberg to the New York City Workforce Investment Board in 2002. He serves on the Board of the Better Business Bureau Education and Research Foundation and Research Foundation and also serves on the Stony Brook University MBA Advisory Board. .

RICHMOND Y. HOLDEN, JR. has served as director since 1998. Since 2007, President of Educators Publishing Service, a supplementary publisher of education materials and a subsidiary of School Specialty Inc. Previously, President and Chief Executive Officer of J.L. Hammett Co. from 1992 to 2006, a reseller, of educational products.

SUSAN H. MURPHY has served as director since 2003. She is presently Vice President for Student and Academic Services at Cornell University since 1994. From 1985 through 1994, Ms. Murphy served as Dean of Admissions and Financial Aid. Ms. Murphy has been employed at Cornell since 1978. Ms. Murphy received a Ph.D. from Cornell University.

                                                                            (38)

STEVENSON E. WARD III has served as director since 2001. He is presently Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. From 1999 through 2000, Mr. Ward served as Senior Vice President - Administration of Sanofi-Synthelabo, Inc. He also served as Executive Vice President (1996 - 1999) and Chief Financial Officer (1994 - 1995) of Sanofi, Inc. and Vice President, Pharmaceutical Group, Sterling Winthrop, Inc. (1992 -
1994). Prior to joining Sterling he was employed by General Electric with assignments in Purchasing, Corporate Audit and Financial Management.

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


Item 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2009 Annual Meeting of Shareholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled "Security Ownership of Directors and Officers" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

None.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled "Fees to Auditors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting of Shareholders.

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

     o    Consolidated Statements of Operations

     o    Consolidated Statements of Changes in Stockholders' Equity

     o    Consolidated Statements of Cash Flows

     o    Notes to Consolidated Financial Statements

     o    Report of UHY LLP, Independent Registered Public Accounting Firm

     o    Report of Ernst & Young LLP, Independent Registered Public Accounting
          Firm

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

                                                                            (40)

------------ -------------------------------------------------------------------
10.1(a)      Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
------------ -------------------------------------------------------------------
10.1(b)      Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
------------ -------------------------------------------------------------------
10.2         1992 Amended and Restated Stock Option Plan* (6)
------------ -------------------------------------------------------------------
10.2(a)      Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
------------ -------------------------------------------------------------------
10.2(b)      Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
------------ -------------------------------------------------------------------
10.2(c)      Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.2(d)      Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
------------ -------------------------------------------------------------------
10.3         Acme United Employee Stock Option Plan dated February 26, 2002* as amended (11)
------------ -------------------------------------------------------------------
10.4         Severance Pay Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.5         Salary Continuation Plan dated September 28, 2004*
------------ -------------------------------------------------------------------
10.6         2005 Non-Salaried Director Stock Option Plan (12)
------------ -------------------------------------------------------------------
10.8         Deferred Compensation Plan dated October 2, 2007
------------ -------------------------------------------------------------------
21           Subsidiaries of the Registrant
------------ -------------------------------------------------------------------
23.1         Consent of UHY LLP, Independent Registered Public Accounting Firm
------------ -------------------------------------------------------------------
23.2         Consent of Ernst & Young LLP, Independent Registered Public
             Accounting Firm
------------ -------------------------------------------------------------------
31.1         Certification of Walter Johnsen pursuant to Rule 13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
31.2         Certification of Paul Driscoll pursuant to Rule 13a-14(a) and
             15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.1         Certification of Walter Johnsen pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------
32.2         Certification of Paul Driscoll pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002
------------ -------------------------------------------------------------------

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

                                                                            (41)

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

     (9) Previously filed in the Company's Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

     (10) Previously filed in the Company's form 8-K filed on February 28, 2006.

     (11) Previously filed in the Company's Proxy statement for the 2005 Annual Meeting of Shareholders.

     (12) Previously filed in the Company's Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.


SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2007 and 2006
                                                           Balance at     Charged to     Deductions      Balance at
                                                          Beginning of    Costs and       and Other        End of
                                                             Period        Expenses      Adjustments       Period
-------------------------------------------------------------------------------------------------------------------
2008
Allowance for doubtful accounts                           $    89,856     $   6,033      $  31,784     $     64,105
Allowance for inventory obsolescence                          461,467        76,909         39,489          498,887
Deferred income tax asset valuation allowance               2,034,623       142,000        417,509        1,759,114
--------------------------------------------------------------------------------------------------------------------
2007
Allowance for doubtful accounts                           $   116,811     $  54,182      $  81,137     $     89,856
Allowance for inventory obsolescence                          405,963       106,938         51,434          461,467
Deferred income tax asset valuation allowance               1,755,222       279,401              -        2,034,623
--------------------------------------------------------------------------------------------------------------------
2006
Allowance for doubtful accounts                           $   136,050     $  51,256      $  70,495     $    116,811
Allowance for inventory obsolescence                          453,369        99,234        146,640          405,963
Deferred income tax asset valuation allowance               1,415,401       339,821              -        1,755,222
--------------------------------------------------------------------------------------------------------------------

                                                                            (42)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2009.


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

/s/ Rex L. Davidson
--------------------------
Rex L. Davidson                         Director

/s/ Richmond Y. Holden, Jr.
--------------------------
Richmond Y. Holden, Jr.                 Director

/s/ Susan H. Murphy
--------------------------
Susan H. Murphy                         Director

/s/ Stevenson E. Ward III
--------------------------
Stevenson E. Ward III                   Director

                                                                            (43)