Form 10-Q
period 2009-03-31
ACME UNITED CORP
filed 2009-05-05
CIK 2098

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

                  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted an posted pursuant to Rule 405 of Regulation S-T ( 232.45 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).
Yes |_|  No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of April 22, 2009 the registrant had outstanding 3,323,368, shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION
                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of March 31, 2009
                and December 31, 2008......................................   3
              Condensed Consolidated Statements of Operations for the
                three months ended March 31, 2009 and 2008.................   5
              Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 2009 and 2008.................   6
              Notes to Condensed Consolidated Financial Statements ........   7
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  10
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk......  13
   Item 4T. Controls and Procedures........................................  13

Part II -- OTHER INFORMATION
   Item 1.  Legal Proceedings..............................................  14
   Item 1A. Risk Factors...................................................  14
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  14
   Item 3.  Defaults Upon Senior Securities................................  14
   Item 4.  Submission of Matters to a Vote of Security Holders............  14
   Item 5.  Other Information..............................................  14
   Item 6.  Exhibits.......................................................  14
   Signatures..............................................................  15

                                      (2)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)
                                                             March 31,   December 31,
                                                               2009          2008
                                                           (unaudited)     (Note 1)
                                                           ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   3,283     $   5,225
  Accounts receivable, less allowance                            9,625        10,564
  Inventories:
     Finished goods                                             21,369        20,825
     Work in process                                                33            21
     Raw materials and supplies                                    332           923
                                                           ------------  ------------
                                                                21,734        21,769
  Prepaid expenses and other current assets                      1,245         1,088
                                                           ------------  ------------
       Total current assets                                     35,887        38,646
                                                           ------------  ------------
Property, plant and equipment:
  Land                                                             159           167
  Buildings                                                      2,460         2,966
  Machinery and equipment                                        7,552         7,455
                                                           ------------  ------------
                                                                10,172        10,587
  Less accumulated depreciation                                  7,832         8,318
                                                           ------------  ------------
                                                                 2,339         2,269
Note receivable                                                  1,933         2,000
Other assets                                                     2,513         2,508
                                                           ------------  ------------
         Total assets                                        $  42,672     $  45,424
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (3)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                  (all amounts in thousands, except share data)
                                                             March 31,   December 31,
                                                               2009          2008
                                                           (unaudited)     (Note 1)
                                                           ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                           $   2,824     $   3,669
  Other accrued liabilities                                      3,767         5,158
                                                           ------------  ------------
       Total current liabilities                                 6,591         8,827
  Long-term debt, less current portion                          11,880        11,749
  Other                                                          1,944         1,961
                                                           ------------  ------------
         Total liabilities                                      20,415        22,536

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,303,024 shares in 2009
    and 4,293,024 shares in 2008,
    including treasury stock                                    10,758        10,733
  Additional paid-in capital                                     3,954         3,906
  Retained earnings                                             18,195        18,319
  Treasury stock, at cost - 979,656 shares
    in 2009 and 949,656 shares in 2008                          (8,621)       (8,407)
  Accumulated other comprehensive income:
    Minimum pension liability                                   (1,275)       (1,275)
    Translation adjustment                                        (754)         (388)
                                                           ------------  ------------
                                                                (2,029)       (1,663)
                                                           ------------  ------------
       Total stockholders' equity                               22,257        22,888
                                                           ------------  ------------
         Total liabilities and stockholders' equity          $  42,672     $  45,424
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)
                                                                 Three Months Ended
                                                                      March 31
                                                           -------------------------------
                                                                2009             2008
                                                           --------------   --------------
Net sales                                                      $  11,297        $  14,269
Cost of goods sold                                                 7,000            8,283
                                                           --------------   --------------
Gross Profit                                                       4,297            5,986

Selling, general and administrative expenses                       4,216            4,918
                                                           --------------   --------------
Operating income                                                      82            1,068
                                                           --------------   --------------
Non-operating items:
  Interest:
    Interest expense                                                 (42)            (134)
    Interest Income                                                   35               38
                                                           --------------   --------------
  Interest expense, net                                               (7)             (97)
  Other (expense) income, net                                        (12)             187
                                                           --------------   --------------
Total other (expense) income, net                                    (19)              90
                                                           --------------   --------------
Income before income taxes                                            63            1,158
Income tax expense                                                    21              405
                                                           --------------   --------------
Net income                                                     $      42        $     753
                                                           ==============   ==============

Basic earnings per share                                       $    0.01        $    0.21
                                                           ==============   ==============

Diluted earnings per share                                     $    0.01        $    0.21
                                                           ==============   ==============

Weighted average number of common shares outstanding-
  denominator used for basic per share computations                3,343            3,517
Weighted average number of dilutive stock options
  outstanding                                                         59              149
                                                           --------------   --------------
Denominator used for diluted per share computations                3,402            3,666
                                                           ==============   ==============

Dividends declared per share                                   $    0.05        $    0.04
                                                           ==============   ==============

See notes to condensed consolidated financial statements

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                           -----------------------------
                                                                2009           2008
                                                           -------------- --------------
Operating Activities:
  Net income                                                   $      42      $     753
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation                                                   183            219
      Amortization                                                    28             26
      Stock compensation expense                                      52             72
      Changes in operating assets and liabilities:
        Accounts receivable                                          855            140
        Inventories                                                 (200)          (965)
        Prepaid expenses and other assets                           (109)           (35)
        Accounts payable                                            (809)          (706)
        Other accrued liabilities                                 (1,333)          (995)
                                                           -------------- --------------
        Total adjustments                                         (1,333)        (2,244)
                                                           -------------- --------------
      Net cash used by operating activities                       (1,291)        (1,491)
                                                           -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                        (275)          (237)
  Purchase of patents and trademarks                                 (33)           (24)
                                                           -------------- --------------
      Net cash used by investing activities                         (308)          (261)
                                                           -------------- --------------

Financing Activities:
  Net borrowing of long-term debt                                    129          2,520
  Proceeds from issuance of common stock                              21             74
  Distributions to stockholders                                     (167)          (141)
  Purchase of treasury stock                                        (215)          (787)
                                                           -------------- --------------
      Net cash (used)/provided by financing activities              (232)         1,666
                                                           -------------- --------------

Effect of exchange rate changes                                     (111)           (87)
                                                           -------------- --------------
Net change in cash and cash equivalents                           (1,942)          (173)

Cash and cash equivalents at beginning of period                   5,225          4,988
                                                           -------------- --------------
Cash and cash equivalents at end of period                     $   3,283      $   4,815
                                                           ============== ==============

See notes to condensed consolidated financial statements.

                                      (6)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 -- Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the "Company"). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for such disclosures. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company's 2008 Annual Report on Form 10-K.


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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company will be responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies to identify the extent of the environmental contamination on the property and develop a remediation plan. As a result of those studies and the estimates prepared by an independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. The accrual includes costs of required investigation, remedial activities, and post-remediation operating and maintenance. At March 31, 2009, the Company had approximately $1.7 million remaining in its accrual for environmental remediation of which approximately $1.3 million was classified as a current liability.


Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                                       Three Months Ended
                                                 ------------------------------
                                                    March 31        March 31
                                                      2009            2008
                                                 --------------  --------------

Components of net periodic benefit cost:
Interest cost                                        $  43,750       $  45,000
Service cost                                             6,250           7,500
Expected return on plan assets                         (50,000)        (56,250)
Amortization of prior service costs                      2,250           2,250
Amortization of actuarial gain                          18,750          18,750
                                                 ------------------------------
                                                     $  21,000       $  17,250
                                                 ==============================

                                      (7)

The Company's funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute approximately $60,000. Contributions to the plan will be made as required during the remainder of the year.


Note 4 -- Long Term Debt and Shareholders Equity

The Company's revolving loan agreement, as amended, provides for borrowings up to $20 million with all principal amounts outstanding thereunder required to be repaid in a single amount on June 30, 2010. In addition, the Company's revolving loan agreement requires monthly interest payments. As of March 31, 2009 and December 31, 2008, the Company had outstanding borrowings of $11,848,000 and $11,719,000, respectively, under the revolving loan agreement. Based on the scheduled payment date for the principal, the Company has classified all borrowings under the revolving loan agreement as of March 31, 2009 as long-term liabilities.

During the first three months of 2009, the Company issued 10,000 shares of common stock and received proceeds there from of $21,250 upon the exercise of outstanding stock options. During the same period, the Company also repurchased 30,000 shares of common stock for its treasury. These shares were purchased at fair market value, with a total cost to the Company of $214,500.


Note 5 -- Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company's reportable business segments consist of:
(1) United States; (2) Canada and (3) Europe. The activities of the Company's Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both segments on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the "United States" "business" or "operating" segment". The determination of reportable segments is based on the guidance set forth in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

                                      (8)

Financial data by segment (in thousands):

                                                   Three months ended
                                                        March 31
                                             ------------------------------
                                                  2009            2008
                                             --------------  --------------
Sales to external customers:
      United States                              $   8,484       $  10,917
      Canada                                         1,293           1,698
      Europe                                         1,520           1,654
                                             --------------  --------------
      Consolidated                               $  11,297       $  14,269
                                             ==============  ==============

Operating income:
      United States                              $     342       $   1,088
      Canada                                           (12)            110
      Europe                                          (248)           (130)
                                             --------------  --------------
      Consolidated                               $      82       $   1,068
                                             ==============  ==============


                                                March 31       December 31
Assets by segment                                 2009            2008
                                             --------------  --------------
      United States                              $  32,645       $  33,719
      Canada                                         4,539           5,890
      Europe                                         5,488           5,815
                                             --------------  --------------
      Consolidated                               $  42,672       $  45,424
                                             ==============  ==============


Note 6 - Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $52,000 and $72,000 for the quarters ended March 31, 2009 and March 31, 2008, respectively. The Company did not issue options during the three months ended March 31, 2009. As of March 31, 2009, there was $432,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share -based payments granted to the Company's employees.


Note 7 - Comprehensive (Loss) / Income

Comprehensive income for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                  -----------------------------
                                                      2009             2008
                                                  ------------     ------------

Net income                                            $    42          $   753
Other comprehensive (loss) / income -
  Foreign currency translation                           (366)             (64)
                                                  ------------     ------------
Comprehensive (loss) / income                         $  (324)         $   689
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

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact of the Company's supplier and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, "Risk Factors", included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to the Company's critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.


Results of Operations

Net Sales

     Consolidated net sales for the three months ended March 31, 2009 were $11,297,000, compared with $14,269,000 in the same period in 2008, a 21%
decrease (19% at constant currency). Net sales in the U.S. and Canadian operating segments decreased 22% and 24% (5% in local currency), respectively for the three months ended March 31, 2009, principally due to a reduction in customer orders across all of our principal product lines as a result of the contracting global economy. Net sales in Europe decreased by 8% in U.S. dollars but increased by 6% in local currency primarily due to increased distribution of manicure products.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.


Gross Profit

     Gross profit for the three months ended March 31, 2009 was $4,297,000 (38.1% of net sales), compared to $5,986,000 (42.0% of net sales) for the same period in 2008, a decrease of 28%. The gross margin decrease for the first quarter was principally due to a product mix which consisted of a higher proportion of sales of lower margin products and fixed costs spread over lower sales. Also contributing to the gross margin decline was the weaker Canadian dollar which raised the cost of our products in the Canadian operating segment.

                                      (10)

Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2009 were $4,216,000 (37.3% of net sales), compared with $4,918,000 (34.5% of net sales) for the same period of 2008, a decrease of $702,000. The decrease in SG&A expenses for the three months ended March 31, 2009, compared to the same period in 2008, was primarily the result of lower freight and commission costs as a result of lower sales, benefits of cost cutting initiatives and a lower impact from foreign currency translation as a result of a weaker Euro and Canadian dollar.


Operating Income

     Operating income for the three months ended March 31, 2009 was $82,000, compared with $1,068,000 in the same period of 2008, a decrease of $986,000. Operating income in the U.S. segment decreased by $745,000 or 68% in the first quarter of 2009, compared to the same period of 2008. Operating income in Canada and Europe decreased by approximately $122,000 and $128,000, respectively, in the first quarter of 2009 compared to the same period in 2008. Operating income declined in all three of the Company's operating segments principally due to lower sales and gross profits partially offset by reduced selling, general and administrative expenses.


Interest Expense, net

     Interest expense, net for the three months ended March 31, 2009 was $7,000, compared with $97,000 for the same period of 2008, a decrease of $90,000. The decrease in interest expense, net during the first three months of 2009 over the comparable period in 2008 was primarily the result of lower interest rates on the Company's debt outstanding under its revolving loan agreement.


Other income (expense), net

     Net other expense was $12,000 in the first quarter of 2009, compared to net other income of $187,000 in the first quarter of 2008. The change from 2008 is primarily due to losses from foreign currency transactions in 2009 compared with foreign currency gains in 2008.


Income Taxes

     The effective tax rate in the first quarter of 2009 was 33%, compared to 35% in the first quarter of 2008. The decrease in the effective tax rate for the three months ended March 31, 2009 is primarily related to a higher proportion of earnings in a foreign tax jurisdiction with a lower tax rate.

                                      (11)

Financial Condition

Liquidity and Capital Resources

The recent global economic crisis has had a negative impact on all of the markets into which the Company sells its products. As demand has declined, our customers have been negatively affected by a decrease in purchases by end users. As a result, many of our customers have been reducing inventory levels to match current demand, which has had a negative impact on the Company. Management believes that the recent slowdown in customer orders could continue as its customers continue to respond to the current economic crisis. In response to these circumstances, management also has taken actions to reduce costs by reviewing expenses on a line item basis and has made cuts where possible including incentive pay, travel, professional service fees and other discretionary items. The Company has also implemented a freeze on salary increases and the hiring of new employees. To date, the Company does not believe that it has excess inventory issues, potentially unrecoverable accounts receivable balances or supply issues with its third party manufacturers as a result of the current economic crisis.

During the first three months of 2009, working capital remained essentially constant compared to December 31, 2008. Inventory remained constant at March 31, 2009 compared to December 31, 2008. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 1.9 at March 31, 2009 from
2.0 at December 31, 2008. Receivables decreased as a result of a sales decline in the first quarter of 2009. The average number of days sales outstanding in accounts receivable was 64 days at March 31, 2009 and December 31, 2008.


The Company's working capital, current ratio and long-term debt to equity ratio follow:

                                           March 31, 2009    December 31, 2008
                                       ------------------   ------------------

Working capital                            $   29,296,085       $   29,819,680
Current ratio                                        5.44                 4.38
Long term debt to equity ratio                      53.2%                51.3%


During the first three months of 2009, total debt outstanding under the Company's Modified Loan Agreement, (referred to below) increased by $129,000 compared to total debt at December 31, 2008, principally due to the repurchase of common stock under a previously announced repurchase program. As of March 31, 2009 $11,848,000 was outstanding and $8,152,000 was available for borrowing under the Modified Loan Agreement.

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

As discussed in Note 2, the Company has accrued and expects to pay $1.8 million for remediation costs related to the sale of the Bridgeport property. The Company will use cash flow from operations or borrowings under its loan agreement with Wachovia Bank to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company's ability to implement its business plan. In addition, the buyer of the property has provided the Company with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation.

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

                                      (12)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There are no material changes in market risks as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of March 31, 2009, our disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

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

Item 1A - Risk Factors

     See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(c) During 2008, the Company announced a repurchase program of up to 150,000 shares. This program does not have an expiration date. The following table discloses the total shares repurchased under this program for the quarter ended March 31, 2009:

                                                           Total Number of
                                                           shares Purchased       Maximum Number
                                                          as Part of Publicly   of Shares that may
              Total Number of       Average Price Paid         Announced         yet be Purchased
Period        Shares Purchased           per Share              Programs        Under the Programs
-------------------------------------------------------------------------------------------------------
January             30,000               $  7.15                 30,000                124,335

February                 -                     -                      -

March                    -                     -                      -
              -----------------------------------------------------------------------------------------
Total               30,000               $  7.15                 30,000                124,335


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

Dated:  May 5, 2009



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated:  May 5, 2009

                                      (15)