Form 10-Q
period 2009-06-30
ACME UNITED CORP
filed 2009-08-14
CIK 2098

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

                  For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes |_|     No  |_|

                                      (1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 1, 2009 the registrant had outstanding 3,318,368 shares of its $2.50 par value Common Stock.

                                      (2)

ACME UNITED CORPORATION

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION
   Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of June 30, 2009
                and December 31, 2008.......................................  4
              Condensed Consolidated Statements of Operations for the
                three and six months ended June 30, 2009 and 2008...........  6
              Condensed Consolidated Statements of Cash Flows for the
                six months ended June 30, 2009 and 2008.....................  7
              Notes to Condensed Consolidated Financial Statements..........  8
   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 12
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk....... 16
   Item 4T. Controls and Procedures......................................... 16

Part II -- OTHER INFORMATION
   Item 1.  Legal Proceedings............................................... 17
   Item 1A. Risk Factors.................................................... 17
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 17
   Item 3.  Defaults Upon Senior Securities................................. 17
   Item 4.  Submission of Matters to a Vote of Security Holders............. 17
   Item 5.  Other Information............................................... 18
   Item 6.  Exhibits........................................................ 18
   Signatures............................................................... 19

                                      (3)

                             ACME UNITED CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (all amounts in thousands, except share and per share data)
                                                             June 30,    December 31,
                                                               2009          2008
                                                           (unaudited)     (Note 1)
                                                           ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $   3,228     $   5,225
  Accounts receivable, less allowance                           18,467        10,564
  Inventories:
     Finished goods                                             18,436        20,825
     Work in process                                                25            21
     Raw materials and supplies                                    838           923
                                                           ------------  ------------
                                                                19,299        21,769
  Prepaid expenses and other current assets                        961         1,088
                                                           ------------  ------------
          Total current assets                                  41,955        38,646
                                                           ------------  ------------
Property, plant and equipment:
  Land                                                             168           167
  Buildings                                                      2,528         2,966
  Machinery and equipment                                        7,856         7,455
                                                           ------------  ------------
                                                                10,552        10,587
  Less accumulated depreciation                                  8,303         8,318
                                                           ------------  ------------
                                                                 2,249         2,269
Note receivable                                                  1,919         2,000
Other assets                                                     2,509         2,508
                                                           ------------  ------------
          Total assets                                       $  48,632     $  45,424
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (4)

                             ACME UNITED CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
           (all amounts in thousands, except share and per share data)
                                                             June 30,    December 31,
                                                               2009          2008
                                                           (unaudited)     (Note 1)
                                                           ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable                                           $   4,276     $   3,669
  Other accrued liabilities                                      6,131         5,158
  Bank debt, due June 30, 2010                                  12,122             -
                                                           ------------  ------------
      Total current liabilities                                 22,529         8,827
  Bank debt, due June 30, 2010                                       -        11,719
  Other                                                          1,995         1,991
                                                           ------------  ------------
        Total liabilities                                       24,524        22,536

STOCKHOLDERS' EQUITY
  Common stock, par value $2.50:
    authorized 8,000,000 shares;
    issued - 4,308,024 shares in 2009
    and 4,293,024 shares in 2008,
    including treasury stock                                    10,770        10,733
  Additional paid-in capital                                     4,063         3,906
  Retained earnings                                             19,371        18,319
  Treasury stock, at cost - 979,656 shares
    in 2009 and  949,656 shares in 2008                         (8,621)       (8,407)
  Accumulated other comprehensive income:
    Translation adjustment                                        (200)         (388)
    Unrecognized pension costs                                  (1,275)       (1,275)
                                                           ------------  ------------
                                                                (1,475)       (1,663)
                                                           ------------  ------------
      Total stockholders' equity                                24,108        22,888
                                                           ------------  ------------
        Total liabilities and stockholders' equity           $  48,632     $  45,424
                                                           ============  ============

See notes to condensed consolidated financial statements.

                                      (5)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (all amounts in thousands, except per share amounts)

                                                          Three Months Ended        Six Months Ended
                                                                June 30                 June 30
                                                         ---------------------   ---------------------
                                                            2009       2008         2009       2008
                                                         ---------- ----------   ---------- ----------
Net sales                                                 $ 19,161   $ 22,708     $ 30,458   $ 36,977
Cost of goods sold                                          12,056     13,790       19,056     22,073
                                                         ---------- ----------   ---------- ----------
Gross Profit                                                 7,105      8,918       11,402     14,904

Selling, general and administrative expenses                 5,086      6,121        9,302     11,039
                                                         ---------- ----------   ---------- ----------
Operating income                                             2,019      2,797        2,100      3,865
                                                         ---------- ----------   ---------- ----------

Non-operating items:
  Interest:
    Interest expense                                           (44)      (121)         (86)      (255)
    Interest income                                             31         31           66         69
                                                         ---------- ----------   ---------- ----------
  Interest expense, net                                        (13)       (90)         (20)      (186)
  Other income (expense), net                                   30        (24)          19        162
                                                         ---------- ----------   ---------- ----------
Total other income (expense)                                    17       (114)          (1)       (24)
                                                         ---------- ----------   ---------- ----------
Income before income taxes                                   2,036      2,683        2,099      3,841
Income tax expense                                             695        953          716      1,358
                                                         ---------- ----------   ---------- ----------
Net income                                                $  1,341   $  1,730     $  1,383   $  2,483
                                                         ========== ==========   ========== ==========

Basic earnings per share                                  $   0.40   $   0.49     $   0.41   $   0.71
                                                         ========== ==========   ========== ==========

Diluted earnings per share                                $   0.40   $   0.47     $   0.41   $   0.68
                                                         ========== ==========   ========== ==========
Weighted average number of common shares outstanding-
  denominator used for basic per share computations          3,325      3,518        3,336      3,519
Weighted average number of dilutive stock options
  outstanding                                                   63        147           60        147
                                                         ---------- ----------   ---------- ----------
Denominator used for diluted per share computations          3,388      3,665        3,396      3,666
                                                         ========== ==========   ========== ==========

Dividends declared per share                              $   0.05   $   0.04     $   0.10   $   0.08
                                                         ========== ==========   ========== ==========

See notes to condensed consolidated financial statements.

                                      (6)

                             ACME UNITED CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (all amounts in thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                                 2009           2008
                                                                            -------------- --------------
Operating Activities:
  Net income                                                                    $   1,383      $   2,482
  Adjustments to reconcile net income
    to net cash used by operating activities:
       Depreciation                                                                   393            451
       Amortization                                                                    56             53
       Stock compensation expense                                                     146            166
       Changes in operating assets and liabilities:
         Accounts receivable                                                       (7,453)        (8,122)
         Inventories                                                                2,580         (2,330)
         Prepaid expenses and other current assets                                    209             92
         Accounts payable                                                             599          2,007
         Other accrued liabilities                                                    650            678
                                                                            -------------- --------------
         Total adjustments                                                         (2,818)        (7,006)
                                                                            -------------- --------------
       Net cash used by operating activities                                       (1,435)        (4,524)
                                                                            -------------- --------------

Investing Activities:
  Purchase of property, plant, and equipment                                         (360)          (412)
  Purchase of patents and trademarks                                                  (57)           (97)
                                                                            -------------- --------------
       Net cash used by investing activities                                         (417)          (510)
                                                                            -------------- --------------

Financing Activities:
  Net borrowing of bank debt                                                          403          4,851
  Proceeds from issuance of common stock                                               32            133
  Distributions to stockholders                                                      (333)          (281)
  Purchase of treasury stock                                                         (215)          (787)
                                                                            -------------- --------------
       Net cash (used) provided by financing activities                              (113)         3,916
                                                                            -------------- --------------

Effect of exchange rate changes                                                       (33)          (167)
                                                                            -------------- --------------
Net change in cash and cash equivalents                                            (1,997)        (1,285)

Cash and cash equivalents at beginning of period                                    5,225          4,988
                                                                            -------------- --------------

Cash and cash equivalents at end of period                                      $   3,228      $   3,703
                                                                            ============== ==============

See notes to condensed consolidated financial statements.

                                      (7)

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

The Company has evaluated events and transactions subsequent to June 30, 2009 through August 14, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events", the Company has not identified any events that occurred subsequent to June 30, 2009 and through August 14, 2009, that require recognition or disclosure in the consolidated financial statements.


Note 2 -- Contingencies

The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations or liquidity, as set forth in these financial statements.

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million. The property consists of approximately four acres of land and 48,000 sq. feet of warehouse space. The property was the site of the original Acme United scissor factory which opened in 1887 and was closed in 1996.

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company will be responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by an independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual includes costs of required investigation, remedial activities, and post-remediation operating and maintenance. At June 30, 2009, the Company had approximately $1.6 million remaining in its accrual for environmental remediation, of which approximately $1.2 million was classified as a current liability.

Note 3 -- Pension

Components of net periodic pension cost are as follows:

                                      (8)

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                             ------------------------------    -------------------------------
                                                  2009            2008              2009             2008
                                             --------------  --------------    --------------   --------------
Components of net periodic benefit cost:
Interest cost                                    $  43,750       $  45,000         $  87,500        $  90,000
Service cost                                         1,250           7,500             7,500           15,000
Expected return on plan assets                     (25,000)        (56,250)          (75,000)        (112,500)
Amortization of prior service costs                  2,250           2,250             4,500            4,500
Amortization of actuarial loss                      18,750          18,750            37,500           37,500
                                             -----------------------------------------------------------------
                                                 $  41,000       $  17,250         $  62,000        $  34,500
                                             =================================================================

The Company's funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute approximately $60,000. The Company expects to make contributions to the plan as required during the remainder of the year.


Note 4 --Debt and Shareholders Equity

The Company's revolving loan agreement, as amended, provides for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on June 30, 2010. In addition, the Company's revolving loan agreement requires monthly interest payments. As of June 30, 2009 and December 31, 2008, the Company had outstanding borrowings of $12,122,000 and $11,719,000, respectively, under the revolving loan agreement. Based on the scheduled payment date for the principal, the Company has classified all borrowings under the revolving loan agreement as of June 30, 2009 as a current liability.

During the first six months of 2009, the Company issued 15,000 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $31,875. During the same period, the Company also repurchased 30,000 shares of common stock for its treasury. These shares were purchased at fair market value, with a total cost to the Company of $214,500.


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

                                      (9)

Financial data by segment:

(in thousands)

                                             Three months ended          Six months ended
                                                  June 30,                   June 30,
                                           ----------------------     ----------------------
Sales to external customers:                  2009        2008           2009        2008
                                           ----------  ----------     ----------  ----------
       United States                        $ 14,892    $ 18,018       $ 23,374    $ 28,935
       Canada                                  2,618       2,988          3,911       4,686
       Europe                                  1,651       1,702          3,172       3,356
                                           ----------  ----------     ----------  ----------
       Consolidated                         $ 19,161    $ 22,708       $ 30,458    $ 36,977
                                           ==========  ==========     ==========  ==========

Operating income (loss):
       United States                        $  1,898    $  2,545       $  2,241    $  3,635
       Canada                                    257         469            245         579
       Europe                                   (136)       (217)          (385)       (349)
                                           ----------  ----------     ----------  ----------
       Consolidated                         $  2,019    $  2,797       $  2,100    $  3,865
                                           ----------  ----------     ----------  ----------

       Interest expense, net                     (13)        (90)           (20)       (186)
       Other income (expense), net                30         (24)            19         162
                                           ----------  ----------     ----------  ----------
       Consolidated income before taxes     $  2,036    $  2,683       $  2,099    $  3,841
                                           ==========  ==========     ==========  ==========

Assets by segment:

                                              June 30,      December 31,
                                                2009            2008
                                           -------------   -------------
       United States                           $ 37,746        $ 33,719
       Canada                                     5,190           5,890
       Europe                                     5,696           5,815
                                           -------------   -------------
       Consolidated                            $ 48,632        $ 45,424
                                           =============   =============


Note 6 - Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $94,500 and $94,000 for the quarters ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense was $146,000 and $166,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. During the three and six months ended June 30, 2009, the Company issued 151,000 options with a weighted average fair value of $2.34 per share. During the three and six months ended June 30, 2008, the Company issued 12,250 options with a weighted average fair value of $3.86 per share. The assumptions used to value option grants for the three and six months ended June 30, 2009 and June 30, 2008 are as follows:

                                      Three months ended                   Six months ended
                                           June 30,                            June 30,
                                -----------------------------       -----------------------------
                                         2009            2008                2009            2008
                                -----------------------------------------------------------------
     Expected life in years                 5               5                   5               5
     Interest rate              1.82% - 2.95%           2.95%       1.82% - 2.95%           2.95%
     Volatility                 0.384 - 0.386            0.31       0.384 - 0.386            0.31
     Dividend yield                      2.5%            1.2%                2.5%            1.2%

                                      (10)

As of June 30, 2009, there was a total of $664,000 of unrecognized compensation cost related to non-vested share -based payments granted to the Company's employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.


Note 7 - Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and June 30, 2008 consisted of the following:

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                         June 30,
                                                ------------------------------   ----------------------------
                                                     2009             2008            2009           2008
                                                -------------    -------------   -------------  -------------
Net income                                         $   1,341        $   1,730       $   1,383      $   2,483
Other comprehensive income / (loss) -
  Foreign currency translation                           554               47             188            (16)
                                                -------------    -------------   -------------  -------------
Comprehensive income                               $   1,895        $   1,777       $   1,571      $   2,467
                                                =============    =============   =============  =============


Note 8 - Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, bank debt are a reasonable estimate of fair value because of their short term nature. The carrying value of the Company's note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

                                      (11)

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

     These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking systems and financial markets, including the impact on the Company's supplier and customers, currency fluctuations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, and the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire. A more detailed discussion of risk factors is set forth in Item 1A, "Risk Factors", included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.


Results of Operations

Net sales

     Consolidated net sales for the three months ended June 30, 2009 were $19,161,000 compared with $22,708,000 in the same period in 2008, a 16% decrease (13% at constant currency). Consolidated net sales for the six months ended June 30, 2009 were $30,458,000, compared with $36,977,000 for the same period in 2008, an 18% decrease (14% at constant currency). Net sales for the three and six months ended June 30, 2009 in the U.S. segment decreased 17% and 19%, respectively, compared with the same periods in 2008. Net sales in Canada for the three and six months ended June 30, 2009 decreased by 12% and 17%, respectively, in U.S. dollars and approximately 1% in local currency compared with the same periods in 2008. The decline in net sales for the three and six months in the U.S. and Canadian segments is primarily due to a reduction in customer orders across all of our product lines as a result of the continued economic downturn. European net sales for the three and six months ended June 30, 2009 decreased 3% and 5% in U.S. dollars but increased 11% and 9% in local currency compared with the same periods in 2008. The increase in net sales (in local currency) in Europe for the three and six months is primarily due to increased distribution of manicure products, which include scissors, clippers and other related items, partially offset by a decline in sales of office products.

     Traditionally, the Company's sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

                                      (12)

Gross profit

     Gross profit for the three months ended June 30, 2009 was $7,105,000 (37.1% of net sales) compared to $8,918,000 (39.3% of net sales) for the same period in 2008. Gross profit for the six months ended June 30, 2009 was $11,402,000 (37.4% of net sales) compared to $14,904,000 (40.3% of net sales) in the same period in 2008. The gross margin declines for the three and six months ended June 30, 2009 were primarily due to fixed costs spread over lower sales, the weaker Canadian dollar, which raised the cost of our products in the Canadian operating segment, and a product mix which consisted of a higher proportion of sales of lower margin products.


Selling, general and administrative expenses

     Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2009 were $5,086,000 (26.5% of net sales) compared with $6,121,000 (27.0% of net sales) for the same period of 2008, a decrease of $1,035,000. SG&A expenses for the six months ended June 30, 2009 were $9,302,000 (30.5% of net sales) compared with $11,039,000 (29.9% of net sales) in the comparable period of 2008, a decrease of $1,737,000. The decrease in SG&A expenses for the three and six months ended June 30, 2009, compared to the same periods in 2008, was primarily the result of benefits of cost cutting initiatives, lower freight and commission cost as a result of lower sales and a lower impact from foreign currency translation as a result of a weaker Euro and Canadian dollar.


Operating income

     Operating income for the three months ended June 30, 2009 was $2,019,000 compared with $2,797,000 in the same period of 2008. Operating income for the six months ended June 30, 2009 was $2,100,000 compared to $3,865,000 in the same period of 2008. Operating income in the U.S. segment decreased by $647,000 and $1,394,000 for the three and six months, respectively, compared to the same periods in 2008. Operating income in the Canadian segment decreased by $212,000 and $334,000 for the three and six months, respectively, compared to the same periods in 2008. The decline in operating income for the three and six months in the U.S. and Canadian segment is principally due to the lower sales and associated gross profits partially offset by lower selling, general and administrative costs. The operating loss in Europe decreased by $81,000 for the three months ended June 30, 2009 compared to the same period in 2008. The operating loss in Europe increased by $36,000 for the six months ended June 30, 2009 compared to the same period in 2008.


Interest expense, net

     Interest expense, net for the three months ended June 30, 2009 was $13,000, compared with $90,000 for the same period of 2008, a $77,000 decrease. Interest expense, net for the six months ended June 30, 2009 was $20,000 as compared to $186,000 for the same period in 2008, a $166,000 decrease. The decrease in interest expense, net for both the three and six months ended June 30, 2009 was primarily the result of lower interest rates on the Company's debt outstanding under it revolving loan agreement.


Other income (expense), net

     Net other income was $30,000 in the three months ended June 30, 2009 as compared to net other expense of $24,000 in the same period of 2008. Net other income was $19,000 in the first six months of 2009 compared to $162,000 in the first six months of 2008. The decrease in other income, net for the six months ended June 30, 2009 was primarily due to lower gains from foreign currency transactions.


Income taxes

     The effective tax rate for each of the three and six month periods ended June 30, 2009 was 34% compared to 36% and 35%, respectively, in the same periods of 2008. The decrease in the effective tax rate for the three and six months ended June 30, 2009 was primarily caused by a higher proportion of earnings in foreign jurisdictions with a lower tax rate.

                                      (13)

Financial Condition

Liquidity and Capital Resources

The Company continues to experience the effects of the ongoing global recession. This economic downturn has softened demand for the Company's products and caused our customers to reduce their inventory levels which have negatively impacted our sales and earnings. In response to these circumstances, management has cut expenses where possible, including incentive pay, travel, professional service fees and other discretionary spending. The Company has also implemented a freeze on salary increases and hiring employees. To date, the Company does not believe that it has material excess inventory issues, potentially unrecoverable accounts receivable balances or supply issues with its third party manufacturers as a result of the current economic crisis. Despite the weak economic conditions, we continue to have sufficient access to the credit market. However, the Company has not pursued its current options to renew its revolving loan agreement in order to continue to take advantage of the low interest rate it has today. Management will explore its options later in 2009. However, there can be no assurance that the terms of a new loan agreement will be as favorable as the current agreement.

During the first six months of 2009, working capital decreased by approximately $10.4 million compared to December 31, 2008. Inventory decreased by approximately $2.5 million at June 30, 2009 compared to December 31, 2008. The inventory decline is principally related to the Company managing inventory levels to compensate for lower sales in the trailing twelve months ended June 30, 2009 as compared to the twelve months ended December 31, 2008. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 1.8 at June 30, 2009 from 2.0 at December 31, 2008. Receivables increased approximately $7.9 million at June 30, 2009 compared to December 31, 2008 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 65 days at June 30, 2009 compared to 64 days at December 31, 2008. Also impacting working capital at June 30, 2009 was the reclassification of all bank debt, due June 30, 2010 (approximately $12.1 million) as short-term, compared to long-term at December 31, 2008.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

(000's omitted)                              June 30, 2009    December 31, 2008
                                            ------------------------------------
    Working capital                            $    19,426          $    29,820
    Current ratio                                     1.86                 4.38
    Long term debt to equity ratio                    0.0%                51.1%

During the first six months of 2009, total debt outstanding under the Company's Modified Loan Agreement, (referred to below) increased by $403,000 compared to total debt at December 31, 2008. As of June 30, 2009, $12,122,000 was outstanding and $7,878,000 was available for borrowing under the Modified Loan Agreement.

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

                                      (14)

As discussed in Note 2, the Company has accrued and expects to pay $1.8 million for remediation costs related to the sale of the Bridgeport property. Through June 30, 2009, the Company had paid approximately $200,000 for legal and pre-remediation costs related to the Bridgeport property. The Company plans to begin the remediation work on the property in the second half of 2009 and expects to pay approximately $1.2 million over the next twelve months. The Company will use cash flow from operations or borrowings under its loan agreement to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company's ability to implement its business plan. In addition, the buyer of the property has financed the purchase by providing the Company with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation.

Cash expected to be generated from operating activities, together with funds available under the revolving loan agreement are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.


Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (the "FASB") issued Staff Position ("FSP) FAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends Statement of Financial Accounting Standards No. 107, "Disclosures about the Fair Value of Financial Instruments" to require disclosure about the fair value of financial instruments in interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") which establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS 165 is effective for interim and annual financial statement periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements.

                                      (15)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.


Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

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

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                      (16)

                           PART II. OTHER INFORMATION


Item 1 -- Legal Proceedings

     The Company is involved from time to time in disputes and other litigation in the ordinary course of business. The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations, or liquidity.

Item 1A - Risk Factors

     See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 20, 2009. Proxies were solicited for the Annual Meeting pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitation. At the meeting shareholders were requested to (i) elect a board of directors; (ii) approve an amendment to the Employee Stock Option Plan to increase the authorized share and; (iii) ratify the appointment of the Company's independent registered public accounting firm, UHY LLP for the fiscal year ending December 31, 2008. The following action was taken by the Company's shareholders with respect to each of the above items.

     A. The following individuals were elected Directors at the Annual Meeting and comprise the entire Board. There were no broker non-votes.

                                                   Votes for       Votes against
                                                   ---------       -------------
          Rex Davidson                             3,089,347           98,702
          Richmond Y. Holden, Jr.                  2,972,815          215,234
          Walter C. Johnsen                        3,086,142          101,907
          Susan H. Murphy                          3,089,347           98,702
          Brian Olschan                            3,085,655          102,394
          Stevenson E. Ward                        3,089,348           98,701

     B. The Amendment to the Employee Stock Option Plan to increase the number of shares authorized to be issued thereunder from 460,000 to 610,000 was approved with 1,723,431 votes for the proposal, 288,872 votes against and 96,316 votes abstaining. There were 1,079,430 broker non-votes.

     C. The ratification of the appointment of our independent registered public accounting firm, UHY LLP, for the fiscal year ending December 31, 2009 is approved with 3,068,318 votes for the proposal, 6,624 votes against and 113,108 votes abstaining. There were no broker non-votes.

                                      (17)

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

                                      (18)

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

Dated: August 14, 2009



By          /s/ PAUL G. DRISCOLL
         ------------------------------
                Paul G. Driscoll
               Vice President and
             Chief Financial Officer

Dated: August 14, 2009

                                      (19)