Form 10-Q
period 2009-09-30
ACME UNITED CORP
filed 2009-11-13
CIK 2098

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

____________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

__________________

Commission file number 001-07698

ACME UNITED CORPORATION
(Exact name of registrant as specified in its charter)
__________________

CONNECTICUT	06-0236700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 ROUND HILL ROAD, FAIRFIELD, CONNECTICUT	06824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (203) 254-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]     No  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer  [   ]     Accelerated filer  [   ]     Non-accelerated filer  [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No  [X]

As of November 2, 2009, the registrant had outstanding 3,258,368 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,599	$5,225
Accounts receivable, less allowance	11,846	10,564
Inventories:
Finished goods	16,906	20,825
Work in process	106	21
Raw materials and supplies	838	923
	17,850	21,769
Prepaid expenses and other current assets	1,207	1,088
Total current assets	37,502	38,646
Property, plant and equipment:
Land	175	167
Buildings	2,579	2,966
Machinery and equipment	8,116	7,455
	10,870	10,587
Less accumulated depreciation	8,710	8,318
	2,160	2,269
Note receivable	1,905	2,000
Other assets	2,504	2,508
Total assets	$44,071	$45,424

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$3,305	$3,669
Other accrued liabilities	4,680	5,158
Bank debt, due June 30, 2010	9,324	-
Total current liabilities	17,309	8,827
Bank debt, due June 30, 2010	-	11,719
Other	1,990	1,991
Total liabilities	19,299	22,536

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,313,024 shares in 2009
and 4,293,024 shares in 2008,
including treasury stock	10,781	10,733
Additional paid-in capital	4,114	3,906
Retained earnings	20,098	18,319
Treasury stock, at cost - 1,054,656 shares
in 2009 and 949,656 shares in 2008	(9,275)	(8,407)
Accumulated other comprehensive income:
Translation adjustment	329	(388)
Unrecognized pension costs	(1,275)	(1,275)
	(946)	(1,663)
Total stockholders’ equity	24,772	22,888
Total liabilities and stockholders’ equity	$44,071	$45,424

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales	$15,269	$19,158	$45,727	$56,135
Cost of goods sold	9,771	11,288	28,827	33,361

Gross Profit	5,498	7,870	16,900	22,774

Selling, general and administrative expenses	4,864	5,651	14,166	16,690
Operating income	634	2,219	2,734	6,084

Non-operating items:
Interest:
Interest expense	(38)	(135)	(124)	(389)
Interest income	31	15	97	83
Interest expense, net	(7)	(120)	(27)	(306)
Other income (expense), net	461	(138)	480	23
Total other income (expense)	454	(258)	453	(283)
Income before income taxes	1,088	1,961	3,187	5,801
Income tax expense	360	610	1,076	1,968
Net income	$728	$1,351	$2,111	$3,833

Basic earnings per share	$0.22	$0.38	$0.64	$1.09

Diluted earnings per share	$0.22	$0.37	$0.63	$1.05

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,290	3,515	3,318	3,517
Weighted average number of dilutive stock options
outstanding	63	135	45	137
Denominator used for diluted per share computations	3,353	3,650	3,363	3,654

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)
	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net income	$2,111	$3,833
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	594	666
Amortization	85	81
Stock compensation expense	214	220
Change in estimated cost of environmental remediation	(460)
Changes in operating assets and liabilities:
Accounts receivable	(983)	(3,444)
Inventories	4,275	(1,551)
Prepaid expenses and other current assets	(18)	251
Accounts payable	(400)	(799)
Other accrued liabilities	(39)	857
Total adjustments	3,268	(3,719)
Net cash provided by operating activities	5,379	114

Investing Activities:
Purchase of property, plant, and equipment	(443)	(611)
Purchase of patents and trademarks	(81)	(173)
Net cash used by investing activities	(524)	(784)

Financing Activities:
Net (repayment) borrowing of bank debt	(2,395)	2,760
Proceeds from issuance of common stock	44	133
Distributions to stockholders	(500)	(422)
Purchase of treasury stock	(868)	(1,000)
Net cash (used) provided by financing activities	(3,719)	1,471

Effect of exchange rate changes	238	(304)
Net change in cash and cash equivalents	1,374	497

Cash and cash equivalents at beginning of period	5,225	4,988

Cash and cash equivalents at end of period	$6,599	$5,485

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to September 30, 2009 through November 13, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. The Company has not identified any events that occurred subsequent to September 30, 2009 and through November 13, 2009, that require recognition or disclosure in the consolidated financial statements.

Note 2 — Contingencies

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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company is responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual includes the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. The Company expects to have significantly all of the remediation work completed by year end. As of September 30, 2009, the Company paid approximately $311,000 for work related to the remediation and has approximately $953,000 remaining in its accrual for environmental remediation, of which approximately $550,000 was classified as a current liability. The Company expects to pay approximately $500,000 in the fourth quarter for remediation work on the site.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

In connection with the remediation work completed in the third quarter of 2009, the environmental study was updated by the independent environmental consulting firm. The results of this study produced a remedial action plan with a more narrow scope which allowed the Company, along with its environmental consulting firm, to refine the original project plan resulting in a new estimate of costs to complete the project. The change in estimated costs resulted in a benefit of approximately $460,000 which the Company recorded as other income during the three months ended September 30, 2009.

The change in the accrual for environmental remediation for the nine months ended September 30, 2009 follows (in thousands):

Balance at December 31, 2008	Payments	Change in Estimate	Balance at September 30, 2009

$ 1,724	$ (311)	$ (460)	$ 953

Note 3 — Pension

Components of net periodic pension cost are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost:
Interest cost	$43,750	$41,611	$131,250	$131,611
Service cost	3,750	3,750	11,250	18,750
Expected return on plan assets	(37,500)	(39,428)	(112,500)	(151,928)
Amortization of prior service costs	2,250	1,959	6,750	6,459
Amortization of actuarial loss	18,750	15,983	56,250	53,483
	$31,000	$23,875	$93,000	$58,375

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company is required to contribute approximately $120,000, of which the Company has contributed approximately $108,000 through September 30, 2009 and expects to make contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on June 30, 2010. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of September 30, 2009 and December 31, 2008, the Company had outstanding borrowings of $9,324,000 and $11,719,000, respectively, under the revolving loan agreement.  Based on the scheduled payment date for the principal, the Company has classified all borrowings under the revolving loan agreement as of September 30, 2009 as a current liability. For additional details regarding the bank debt please Item 3 -  Liquidity and Capital Resources.

During the first nine months of 2009, the Company issued 20,000 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $43,775.  During the same period, the Company also repurchased 105,000 shares of common stock for its treasury.  These shares were purchased at fair market value, with a total cost to the Company of $868,200.

Note 5— Segment Information

The Company reports financial information based on the organization structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of (1) United States; (2) Canada and (3) Europe. The activities of the Company’s Asian operating segment are closely linked to those of the U.S. operating segment; accordingly, management reviews the financial results of both segments on a consolidated basis, and the results of the Asian operating segment have been aggregated with the results of the United States operating segment to form one reportable segment called the “United States operating segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales to external customers:
United States	$11,145	$15,117	$34,520	$44,053
Canada	1,770	1,906	5,680	6,592
Europe	2,354	2,135	5,527	5,490
Consolidated	$15,269	$19,158	$45,727	$56,135

Operating income (loss):
United States	$593	$2,107	$2,833	$5,741
Canada	80	183	325	762
Europe	(39)	(71)	(424)	(419)
Consolidated	$634	$2,219	$2,734	$6,084

Interest expense, net	(7)	120	(27)	306
Other income (expense), net	461	(138)	480	23
Consolidated income before taxes	$1,103	$1,961	$3,242	$5,801

Assets by segment:
	September 30,	December 31,
	2009	2008
United States	$32,785	$33,719
Canada	5,639	5,890
Europe	5,647	5,815
Consolidated	$44,071	$45,424

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $67,618 and $53,606 for the quarters ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense was $214,006 and $219,869 for the nine months ended September 30, 2009 and September 30, 2008, respectively. The Company did not issue options during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company issued 151,000 options with a weighted average fair value of $2.34 per share. During the three and nine months ended September 30, 2008, the Company issued 68,000 and 80,500 options with a weighted average fair value of $3.86 and $3.62 per share, respectively. The assumptions used to value option grants for the three and nine months ended September 30, 2009 and September 30, 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected life in years	NA	5	5	5
Interest rate	NA	3.30%	1.82% - 2.95%	2.95% - 3.30%
Volatility	NA	0.29	0.384 – 0.386	0.29 - 0.31
Dividend yield	NA	1.2%	2.5%	1.2%

As of September 30, 2009, there was a total of $596,431 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

Note 7 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and September 30, 2008 consisted of the following:

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$728	$1,351	$2,111	$3,833
Other comprehensive income / (loss) -
Foreign currency translation	530	(532)	717	(548)
Comprehensive income	$1,258	$819	$2,829	$3,285

Note 8 – Fair Value Measurements

The carrying value of bank debt is a reasonable estimate of fair value because of its short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking systems and financial markets, including the impact on the Company’s supplier and customers, currency fluctuations, the continued availability of credit on terms satisfactory to the Company, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, and the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Net sales

Consolidated net sales for the three months ended September 30, 2009 were $15,269,000 compared with $19,158,000 in the same period in 2008, a 20% decrease (19% at constant currency). Consolidated net sales for the nine months ended September 30, 2009 were $45,727,000, compared with $56,135,000 for the same period in 2008, a 19% decrease (16% at constant currency). Net sales for the three and nine months ended September 30, 2009 in the U.S. segment decreased 26% and 22%, respectively, compared with the same periods in 2008.  Net sales in Canada for the three and nine months ended September 30, 2009 decreased by 7% and 14%, respectively, in U.S. dollars and approximately 2% in local currency compared with the same periods in 2008. The declines in net sales for the three and nine months in the U.S. and Canadian segments are primarily due to a reduction in customer orders across all of our product lines as a result of the continued economic downturn.  Also contributing to the decline in the U.S. operating segment in the three and nine months ended September 30, 2009 was the fact that a large special new order in the third quarter 2008 of approximately $1.2 million from a major retailer for product for the back to school market did not reoccur this year. European net sales for the three months ended September 30, 2009 increased 10% in U.S. dollars and 16% in local currency. European net sales for the nine months ended September 30, 2009 increased 1% in U.S. dollars but increased 12% in local currency compared with the same periods in 2008.  The increase in net sales in Europe for the three and nine months were primarily due to higher sales of manicure products, which include scissors, clippers and other related items. Also contributing to the increase in the three months ended September 30, 2009 were higher sales of the iPoint pencil sharpener.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended September 30, 2009 was $5,498,000 (36.0% of net sales) compared to $7,870,000 (41.0% of net sales) for the same period in 2008.  Gross profit for the nine months ended September 30, 2009 was $16,900,000 (36.9% of net sales) compared to $22,774,000 (40.5% of net sales) in the same period in 2008. The gross margin declines for the three and nine months ended September 30, 2009 were primarily due to fixed costs spread over lower sales, the weaker Canadian dollar, which raised the cost of our products in the Canadian operating segment, and a product mix which consisted of a higher proportion of sales of our lower cost, lower margin products.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2009 were $4,864,000 (31.9% of net sales) compared with $5,651,000 (29.5% of net sales) for the same period of 2008, a decrease of $787,000. SG&A expenses for the nine months ended September 30, 2009 were $14,166,000 (31.0% of net sales) compared with $16,690,000 (29.7% of net sales) in the comparable period of 2008, a decrease of $2,524,000. The decrease in SG&A expenses for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was primarily the result of cost cutting initiatives, lower freight and commission costs as a result of lower sales and a lower impact from foreign currency translation as a result of a weaker Euro and Canadian dollar.

Operating income

Operating income for the three months ended September 30, 2009 was $634,000 compared with $2,219,000 in the same period of 2008. Operating income for the nine months ended September 30, 2009 was $2,734,000 compared to $6,084,000 in the same period of 2008.  Operating income in the U.S. segment decreased by $1,516,000 and $2,909,000 for the three and nine months, respectively, compared to the same periods in 2008. Operating income in the Canadian segment decreased by $103,000 and $437,000 for the three and nine months, respectively, compared to the same periods in 2008.  The decline in operating income for the three and nine months in the U.S. and Canadian segments is principally due to the lower sales and associated gross profits partially offset by lower selling, general and administrative costs. The operating loss in Europe decreased by $32,000 for the three months ended September 30, 2009 compared to the same period in 2008. The operating loss in Europe increased by $5,000 for the nine months ended September 30, 2009 compared to the same period in 2008.

Interest expense, net

Interest expense, net for the three months ended September 30, 2009 was $7,000, compared with $120,000 for the same period of 2008, a $113,000 decrease.  Interest expense, net for the nine months ended September 30, 2009 was $27,000 as compared to $306,000 for the same period in 2008, a $279,000 decrease. The decrease in interest expense, net for both the three and nine months ended September 30, 2009 was primarily the result of lower interest rate on the Company’s debt outstanding under its revolving loan agreement. The Company also received $29,539 and $89,212 of interest income for the three and nine months ended September 30, 2009, respectively, related to the mortgage on the Bridgeport property.

Other income (expense), net

Net other income was $461,000 in the three months ended September 30, 2009 as compared to net other expense of $138,000 in the same period of 2008.  Net other income was $480,000 in the first nine months of 2009 compared to $23,000 in the first nine months of 2008.  The increase in other income, net for the three and nine months ended September 30, 2009 was primarily due to the $460,000 benefit recorded for the change in estimated costs associated with the remediation of the Bridgeport property. Refer to Note 2 – Contingencies, for further details related to the Bridgeport property.

Income taxes

The effective tax rate for each of the three and nine month periods ended September 30, 2009 was 33% and 34% compared to 31% and 34%, respectively, in the same periods of 2008.

Financial Condition

Liquidity and Capital Resources

The Company continues to experience the effects of the ongoing global recession. This economic downturn has softened demand for the Company’s products and caused our customers to reduce their inventory levels which have negatively impacted our sales and earnings. In response to these circumstances, management has cut expenses where possible, including incentive pay, travel, professional service fees and other discretionary spending. The Company has also implemented a freeze on salary increases and hiring employees. Despite the weak economic conditions, management believes it has sufficient access to the credit market. Management has had preliminary negotiations with its current bank and other potential lending institutions regarding the refinancing of its current credit facility.  Based on these negotiations, management expects to complete a refinancing early in 2010. However, given the current economic environment, there can be no assurance that the terms of a new loan agreement will be as favorable as the current agreement.

During the first nine months of 2009, working capital decreased by approximately $9.6 million compared to December 31, 2008, principally due to the reclassification of all bank debt, due June 30, 2010 (approximately $9.3 million) as short-term, compared to long-term at December 31, 2008. Inventory decreased by approximately $3.9 million at September 30, 2009 compared to December 31, 2008. The inventory decline is principally related to the Company managing inventory levels to compensate for lower sales in the trailing twelve months ended September 30, 2009 as compared to the twelve months ended December 31, 2008. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 1.8 at September 30, 2009 from 2.0 at December 31, 2008.

Receivables increased approximately $1.3 million at September 30, 2009 compared to December 31, 2008 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 63 days at September 30, 2009 compared to 64 days at December 31, 2008.

During the first nine months of 2009, total debt outstanding under the Company’s Modified Loan Agreement, (referred to below) decreased by approximately $2.4 million compared to total debt at December 31, 2008. As of September 30, 2009, $9,324,000 was outstanding and $10,676,000 was available for borrowing under the Modified Loan Agreement.

On June 23, 2008, the Company modified its revolving loan agreement (the “Modified Loan Agreement”) with Wachovia Bank. The Modified Loan Agreement amends certain provisions of the original revolving loan agreement.  The amendments include (a) an increase in the maximum borrowing amount from $15 million to $20 million; (b) an extension of the maturity date of the loan from June 30, 2009 to June 30, 2010; (c) a decrease in the interest rate to LIBOR plus 7/8% (from LIBOR plus 1.0%) and (d) modification of certain covenant restrictions.  Funds borrowed under the Modified Loan Agreement are used for working capital, general operating expenses, share repurchases and certain other purposes.

As discussed in Note 2, in the three months ended September 30, 2009, the Company recorded a benefit of approximately $460,000 related to a reduction in the estimated costs to complete the remediation and monitoring of the Bridgeport property which was sold to B & E Juices in December 2008. Also during the third quarter of 2009, the Company hired an independent environmental firm and began the remediation work on the property. As of September 30, 2009, the Company paid approximately $310,000 for costs related to the remediation of the Bridgeport property and has approximately $950,000 remaining in its accrual for environmental remediation. The Company expects to pay approximately $500,000 in the fourth quarter for remediation work on the site. The Company will use cash flow from operations or borrowings under its loan agreement to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on its ability to implement its business plan. In addition, the buyer of the property has financed the purchase by providing the Company with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation.

Cash expected to be generated from operating activities, together with funds available under the revolving loan agreement are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance requiring publicly traded companies to include certain fair value disclosures related to financial instruments in their interim financial statements.  This guidance, which was incorporated into ASC Topic 825, “Financial Instruments,” was effective for interim periods ending after June 15, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into ASC Topic 855, “Subsequent Events” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is involved from time to time in disputes and other litigation in the ordinary course of business.  The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse impact on its financial position, results of operations, or liquidity.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

7/1/09 - 7/31/09	10,000	$8.17	10,000	114,335

8/1/09 - 8/31/09	65,000	8.80	65,000	49,335

9/1/09 - 9/30/09	-	-	-

Total	75,000	$8.72	75,000	49,335

(1)
Shares repurchased during the three months ended September 30, 2009 were repurchased under the Company’s repurchase program which was approved by the board of directors and announced on December 16, 2008. That program allows for the repurchase of up to 150,000 shares and does not have an expiration date. There are 49,335 shares available for repurchase under this program. The Company also has 200,000 shares available for repurchase under a plan approved by the board of directors and announced on October 7, 2009.

Item 3.  —Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

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
Walter C. Johnsen
Chairman of the Board and
Chief Executive Officer

Dated: November 13, 2009

By	/s/ PAUL G. DRISCOLL
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 13, 2009