Form 10-K
period 2009-12-31
ACME UNITED CORP
filed 2010-03-09
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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
YES  [     ]   NO  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  [     ]   NO  [ X ]

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
YES  [ X ]    NO  [     ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES  [     ]   NO  [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,960,360. Registrant had 3,174,109 shares of its $2.50 par value Common Stock outstanding as of March 2, 2010.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 19, 2010 is incorporated into the Company’s 2009 Annual Report on Form 10-K, Part III.

PART I
Item 1.  Business

General
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.  The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office, hardware and industrial markets.  The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China).  The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities.  The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities.  Net sales in 2009 were: United States (including Asia) - $44.9 million, Canada - $7.0 million, and Europe - $7.2 million.

The Company has grouped its operations into three reportable segments based on the Company’s geographical organization and structure: (1) United States (which includes its Asian operations); (2) Canada and (3) Europe.  Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

Business Strategy

The Company’s business strategy includes the following key elements:

•	a commitment to technological innovation achieved through consumer insight, creativity and speed to market;
•	a broad selection of products in both brand and private label;
•	prompt response and same-day shipping;
•	superior customer service; and
•	value pricing.

Principal Products

The Company markets and sells under four main brands - Westcott®, Clauss®,  Camillus® and PhysiciansCare®.

Cutting
Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, knives, hobby knives and blades, utility knives, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2008 and 2009 included  Westcott Ultra Soft Handle anti-microbial scissors, True Professional™ sewing shears as well as a line of iPoint® pencil sharpeners utilizing the Company’s proprietary non-stick coating. The Company also added to its KleenEarth® family of recycled products by modifying the production process to allow for multi-colored products as opposed to the traditional black. Two years ago, the Company acquired the patents and intellectual property of Camillus Cutlery, the oldest knife company in the United States and in 2009, launched a new family of knives with proprietary designs and high performance titanium carbonitride coatings. Also, in 2008 the Company began shipping the Clauss Speedpak utility knife with replaceable cartridges.

Measuring
Principal products within the measuring instrument category are rulers, math tools and tape measures. Products introduced in 2009 included Westcott branded erasers, compasses and protractors. Products introduced in 2008 included Westcott anti-microbial rulers and math kits.

Safety
Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills.  Products introduced in 2009 included PhysiciansCare Emergency Care Responder Kits, Flu Care Kits and a line of safety products with Microban. Products introduced in 2008 included PhysiciansCare Ready Care Kits and Triage First Aid Stations.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $440,378 in 2009 and $529,685 in 2008.

Intellectual Property

The Company has many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available.  The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus and PhysiciansCare.

Product Distribution

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains.  In 2009, the Company had one customer that individually exceeded 10% of consolidated net sales and three customers that individually exceeded 10% of consolidated net sales in 2008. Net sales to these customers amounted to approximately 20% in 2009, 19%, 12% and 10% in 2008.  Sales to no other customer exceeded 10% of consolidated net sales in 2009 and 2008.

Competition

The Company competes with many companies in each market and geographic area.  The major competitor in the cutting category is Fiskars Corporation.  The major competitor in the measuring category is Helix International Ltd. The major competitor in the safety category is Johnson and Johnson.

Seasonality

Traditionally, the Company’s sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws.  The Company believes that there are no environmental matters that could have a significant financial impact. The Company believes that no major adverse financial impact is expected to result from compliance with current environmental rules and regulations.  In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company is responsible for environmental remediation on the property in accordance with the Connecticut Transfer Act. Please refer to Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the Bridgeport property.

Employees

As of December 31, 2009, the Company employed 134 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Available Information

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the Company’s website at http://www.acmeunited.com or by contacting the Investor Relations Department at the Company’s corporate offices by calling (203) 254-6060. Such reports and other information are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

Item 1A.  Risk Factors

The Company is subject to a number of significant risks that might cause the Company’s actual results to vary materially from its forecasts, targets or projections, including:

•	achieving planned revenue and profit growth in each of the Company's business segments;

•	changes in customer requirements and in the volume of sales to principal customers;

•	the timing of orders and shipments;

•	emergence of new competitors or consolidation of existing competitors; and

•	industry demand fluctuations.

The Company’s expectations for both short- and long-term future net revenues are based on the Company’s estimates of future demand. Orders from the Company’s principal customers are ultimately based on demand from end-users and end-user demand can be difficult to predict. Low end-user demand would negatively affect orders the Company receives from distributors and other principal customers which could, in turn adversely affect the Company’s revenues in any fiscal period. If the Company’s estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins could be adversely affected.

A number of the Company’s products are sold through distributors and large retailers. No assurances can be given that any or all of such distributors or retailers will continue their relationships with the Company. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and the Company’s inability to reduce expenses to compensate for the loss of revenues could adversely affect the Company’s net revenues and profit margins.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our ability to obtain financing.
Financial markets in the United States, Europe and Asia have experienced significant disruption during 2009, including, among other things, reduced consumer spending, fluctuations in foreign currency exchange rates, significant volatility in security prices, severely diminished liquidity and credit availability, and declines in asset valuation. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that any deterioration in financial markets in major economies will not have an impact on the Company’s ability to finance its operation.

The ongoing uncertainty in the global economy could negatively impact our business.
The ongoing uncertainty in the global economy could adversely affect our customers and our suppliers and businesses such as ours. In addition, the uncertainty could have a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

Loss of a major customer could result in a decrease in the Company’s future sales and earnings.
In 2009, the Company had one customer that individually exceeded 10% of consolidated net sales and three customers in 2008 that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 20% in 2009 and 19%, 12% and 10% in 2008. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of the Company’s future sales and earnings.

Reliance on foreign suppliers could adversely affect the Company’s business.
The Company purchases the majority of its products from foreign manufacturing partners and, as a result, its business is exposed to risks due to:
•	Increases in transportation costs;
•	New or increased import duties;
•	Transportation delays;
•	Work stoppages;
•	Capacity constraints;
•	Poor quality; and
•	Inflation and exchange rate fluctuations that could increase the cost of foreign manufactured goods.

The loss of key management could adversely affect the Company’s ability to run its business.
The Company’s success depends, to a large extent, on the continued service of its executive management team, operating officers and other key personnel. The Company must therefore continue to recruit, retain and motivate management and operating personnel sufficient to maintain its current business and support its projected growth.

The Company’s inability to meet its staffing requirements in the future could adversely affect its results of operations.

Failure to protect the Company’s proprietary rights or the costs of protecting these rights could adversely affect its business.
The Company’s success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and processes. The Company obtained certain domestic and foreign patents, and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property or legal defense of such action could have a material adverse effect on the Company.

The Company may need to raise additional capital to fund its operations.
The Company’s management believes that, under current conditions,  the Company’s current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with Wachovia Bank, will be sufficient to fund planned operations for the next twelve months. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or respond to competitive pressures.

The Company may not be able to maintain or to raise prices in response to inflation and increasing costs.
Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations.

The Company is subject to intense competition in all of the markets in which it competes.
The Company’s products are sold in highly competitive markets. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors’ prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company’s success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of the Company’s products.

Product liability claims or regulatory actions could adversely affect the Company's financial results and reputation.
Claims for losses or injuries allegedly caused by some of the Company’s products arise in the ordinary course of its business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or the value of its brands. The Company also could be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy.

The Company’s business is subject to risks associated with seasonality which could adversely affect its cash flow, financial condition, or results of operations.
The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May, June, July and August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize, the Company could experience a material adverse effect on its business, financial condition and results of operations.

To compete successfully, the Company must develop and commercialize a continuing stream of innovative new products that create consumer demand.
The Company’s long-term success in the current competitive environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create and maintain consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.

The Company is subject to environmental regulation and environmental risks.
The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations. Refer to Note 16 – Sale of Property of the Notes to Consolidated Financial Statements for further discussion on the environmental costs related to the sale of property.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties
The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 205,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada.  Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou, China.

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

Item 4.  Reserved

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the NYSE Amex under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE Amex for the Common Stock for the periods indicated:

Year Ended December 31, 2009	High	Low	Dividends Declared
Fourth Quarter	$10.29	$8.11	$.05
Third Quarter	9.30	7.82	.05
Second Quarter	8.24	6.53	.05
First Quarter	8.37	5.95	.05

Year Ended December 31, 2008	High	Low	Dividends Declared
Fourth Quarter	$12.30	$5.33	$.05
Third Quarter	14.10	12.10	.05
Second Quarter	14.87	12.92	.04
First Quarter	14.40	12.60	.04

As of March 3, 2010 there were approximately 1,225 holders of record of the Company's Common Stock.

Performance Graph

The graph compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2005 to 2009: (a) the NYSE Amex Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the NYSE Amex, and (ii) have a market capitalization of $30 million to $35 million.

The Company does not believe that it can reasonably identify a peer group of companies, on an industry or line-of-business basis, for the purpose of developing a comparative performance index.  While the Company is aware that some other publicly-traded companies market products in the Company’s line-of-business, none of these other companies provide most or all of the products offered by the Company, and many offer products or services not offered by the Company.  Moreover, some of these other companies that engage in the Company’s line-of-business do so through divisions or subsidiaries that are not publicly-traded.  Furthermore, many of these other companies are substantially more highly capitalized than the Company.  For these reasons, any such comparison would not, in the opinion of the Company, provide a meaningful index of comparative performance.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of the Company’s Common Stock. [Missing Graphic Reference]

Issuer Purchases of Equity Securities

During 2009, the Company announced a Common Stock repurchase program of 200,000 shares.  This program does not have an expiration date.  During the twelve months ended December 31, 2009, the Company repurchased 205,509 shares of its Common Stock at an average price of $8.46, of which 154,335 were purchased under a previously announced program and 51,174 were purchased under the program announced in 2009. As of December 31, 2009, there were 148,826 shares that may be purchased under this repurchase program announced in 2009.

Set forth in the table below is certain information regarding purchases of Common Stock by the Company during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under these Plans or Programs
October 1 - 31			-	249,335
November 1 - 30	100,509	$8.65	100,509	148,826
December 1 - 31			-	148,826

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

	2009	2008	2007	2006	2005

Net sales	$59,149	$68,719	$63,173	$56,863	$49,947
Net income	$2,842	$4,467	$4,022	$3,886	$2,937
Total assets	$42,309	$45,424	$42,222	$35,021	$28,194
Long-term debt, less current portion	$9,154	$11,749	$10,187	$10,218	$5,577
Net income
Per share (Basic)	$0.86	$1.28	$1.14	$1.11	$0.84
Per share (Diluted)	$0.85	$1.24	$1.09	$1.05	$0.78
Dividends per share	$0.20	$0.18	$0.16	$0.12	$0.11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company’s suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management.  The Company’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s critical accounting policies and estimates.

Estimates.  Operating results may be affected by certain accounting estimates.  The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, and accruals for income taxes.  Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

Revenue Recognition.  The Company recognizes revenue from the sales of its products when ownership transfers to the customers, which occurs either at the time of shipment or upon delivery based upon contractual terms with the customer.  The Company recognizes customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts, as a reduction to sales.

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

Obsolete and Slow Moving Inventory.  Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. An allowance is established to adjust the cost of inventory to its net realizable value. Inventory allowances are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Income Taxes. Deferred income tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.

Intangible Assets.  Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  The weighted average amortization period for intangible assets at December 31, 2009 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2009 and 2008, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets increased to $1,863,648 as of December 31, 2009, from $1,845,391 as of December 31, 2008.

Pension Obligation. The pension benefit obligation is based on various assumptions used by third-party actuaries in calculating this amount.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  Our funding policy is to fund the Plan in accordance with the Internal Revenue Code and regulations.

These assumptions are reviewed annually and updated as required. The Company has a frozen defined benefit pension plan.   Two assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 5.06% to be appropriate as of December 31, 2009, which is a decrease of 1.13 percentage points from the rate used as of December 31, 2008. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2009 by $0.2 million.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 8.25% for 2009. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements.

Accounting for Stock-Based Compensation.  Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period.  The Company uses the Black-Scholes option - pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which  vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 “Stock Option Plans” in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

Results of Operations 2009 Compared with 2008

Net Sales

Net sales decreased by $9,570,465 or 13.9% (17% in constant currency) in 2009 to $59,148,547 compared to $68,719,012 in 2008.  The U.S. segment sales decreased by $8,640,000 or 16.1% in 2009 compared to 2008.  Sales in Canada declined by $1,062,000 or 13.1% (6% in local currency) in 2009 compared to 2008.  European sales increased by $131,000 or 2% in U.S. dollars (8% in local currency) in 2009 compared to 2008.

The declines in net sales for the twelve months ended December 31, 2009 in the U.S. and Canadian segments were primarily due to a reduction in customer orders across all of our product lines as a result of the economic downturn.  The increase in net sales in Europe for the twelve months ended December 31, 2009 was primarily due to an increase in sales of manicure products, which include scissors, clippers and other related items.

Gross Profit

Gross profit was 37% of net sales in 2009 compared to 40% of net sales in 2008.  The gross margin decline for 2009 was primarily due to fixed costs spread over lower sales, the weaker Canadian dollar, which raised the cost of our products in our Canadian operating segment, and a product mix which consisted of a higher proportion of sales of our lower cost, lower margin products.

Selling, General and Administrative

Selling, general and administrative expenses were $19,046,864 in 2009 compared with $20,778,093 in 2008, a decrease of $1,731,229 or 8.3%.  SG&A expenses were 32% of net sales in 2009 compared to 30% in 2008.  The decrease in SG&A expenses was primarily related to the result of cost cutting initiatives, lower freight and commission costs as a result of lower sales and a lower impact from foreign currency translation as a result of a weaker Euro and Canadian dollar.

Operating Income

Operating income was $3,026,623 in 2009, compared with $6,878,794 in 2008, a decrease of $3,852,171.  Operating income in the U.S. segment declined by approximately $3,490,000. Operating income decreased in Canada by $371,000.  The declines in operating income for 2009 in the U.S. and Canadian segments are principally due to the lower sales and associated gross profits partially offset by lower selling, general and administrative costs. The European operating loss remained relatively constant compared to 2008.

Interest Expense, Net

Net interest expense for 2009 was $25,674, compared with $395,548 for 2008, a decrease of $369,874.  The decrease in interest expense, net was primarily the result of lower average interest rates under the Company’s bank revolving loan agreement combined with lower average borrowings.  The Company also received $118,550 of interest income related to the mortgage it holds on the Bridgeport property which it sold in 2008. Refer to Note 16 – Sale of Property, in the Notes to the Company’s Consolidated Financial Statements for further details related to the Bridgeport property.

Other Income, Net

Net other income was $452,005 in 2009 compared to $192,855 in 2008.  The increase in other income, net for 2009 was primarily related to a $460,000 benefit recorded for the change in estimated costs associated with the remediation of the Bridgeport property. Net other income in 2008 included a gain of $265,000 related to the sale of our Bridgeport property. Refer to Note 16 – Sale of Property, in the Notes to the Company’s Consolidated Financial Statements for further details related to the Bridgeport property.

Income Tax

The effective tax rate in 2009 was 18%, compared to 33% in 2008. The decrease in the effective tax rate for the year ended December 31, 2009 was primarily the result of approximately $500,000 of tax savings related to the Company’s donation of medical products to AmeriCares and the donation of land to the City of Bridgeport, CT. This donation of land, which occurred in December 2009, consisted of waterfront property adjacent to the property the Company sold in December 2008. Without these credits, the effective tax rate would have been approximately 32% for the year ended December 31, 2009.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2009.

Liquidity and Capital Resources

During 2009, the Company experienced the effects of the continuing global economic crisis. Demand for the Company’s products softened and sales and earnings were negatively impacted. In response, management took strong actions to control costs. Entering 2010, management believes that the market for its products is improving as sales in the fourth quarter of 2009 increased 7% over the same period in 2008.

During 2009, working capital decreased by approximately $0.9 million compared to December 31, 2008.  Inventory decreased by approximately $4.4 million principally due to the Company managing inventory levels to compensate for lower sales in the trailing twelve months ended December 31, 2009. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 1.9 from 2.0 at December 31, 2008.

Receivables remained approximately the same at December 31, 2009 compared to December 31, 2008. The average number of days sales outstanding in accounts receivable was 61 days in 2009 compared to 64 days in 2008.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	2009	2008

Working Capital	$28,952,754	$29,819,680
Current Ratio	5.26	4.38
Long-Term Debt to Equity Ratio	37.3%	44.2%

During 2009, total debt outstanding under the Company’s revolving credit facility, (referred to below) decreased by approximately $2.6 million compared to total debt at December 31, 2008. As of December 31, 2009, $9,154,000 was outstanding and $10,846,000 was available for borrowing under the revolving credit facility.

On January 26, 2010, the Company modified its revolving loan agreement with Wachovia Bank; the amendments include (a) a decrease in the maximum borrowing amount from $20 million to $18 million; (b) an extension of the maturity date of the loan from June 30, 2010 to February 1, 2012; (c) an increase in the interest rate to LIBOR plus 2% (from LIBOR plus 7/8%) and (d) modification of certain covenant restrictions.  Funds borrowed under the Modified Loan Agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.

Under the provisions of the Modified Loan Agreement, the Company, among other things, is restricted with respect to outside borrowings, investments and mergers.  Further, the Modified Loan Agreement requires the Company to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio.  The Company was in compliance with all financial covenants under the revolving loan agreement as of and through December 31, 2009, and believes it will be able to continue to comply with these covenants under the Modified Loan Agreement for the remainder of the term of the credit facility.

Capital expenditures during 2009 and 2008 were $566,939 and $742,429, respectively, which were, in part, financed with debt.  Capital expenditures in 2010 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under its current loan agreement, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for the next twelve months.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of the FASB ASC 105, the Company has updated references to GAAP in its financial statements. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into ASC Topic 855, “Subsequent Events”, was effective for interim or annual financial periods ending after June 15, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008

Net sales	$59,148,547	$68,719,012

Cost of goods sold	37,075,060	41,062,125

Gross Profit	22,073,487	27,656,887

Selling, general and administrative expenses	19,046,864	20,778,093
Operating income	3,026,623	6,878,794

Non operating items:
Interest:
Interest expense	(155,008)	(497,308)
Interest income	129,334	101,760
Interest expense, net	(25,674)	(395,548)
Other income	452,005	192,855
Total other income (expense), net	426,331	(202,643)
Income before income tax expense	3,452,954	6,676,101
Income tax expense	610,867	2,209,030
Net income	$2,842,087	$4,467,071

Earnings per share:
Basic	$0.86	$1.28
Diluted	$0.85	$1.24

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,519,065	$5,224,564
Accounts receivable, less allowance	10,703,433	10,564,097
Inventories	17,400,270	21,769,304
Deferred income taxes	180,241	209,172
Prepaid expenses and other current assets	952,946	879,222
Total current assets	35,755,955	38,646,359

Property, plant and equipment:
Land	171,660	167,003
Buildings	2,558,572	2,515,641
Machinery and equipment	8,169,641	7,454,662
Total property, plant and equipment	10,899,873	10,137,306
Less: accumulated depreciation	8,811,705	7,867,863
Net plant, property and equipment	2,088,168	2,269,443
Note receivable	1,891,604	2,000,000
Intangible assets, less accumulated amortization	1,863,648	1,845,391
Deferred income taxes	621,270	574,051
Other assets	88,828	88,828
Total assets	$42,309,473	$45,424,072

LIABILITIES
Current liabilities:
Accounts payable	$3,546,139	$3,668,689
Other accrued liabilities	3,257,062	5,157,990
Total current liabilities	6,803,201	8,826,679
Long-term debt	9,154,000	11,719,000
Other	1,811,022	1,990,730
Total liabilities	17,768,223	22,536,409

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,313,024 shares in 2009 and 4,293,024 shares in 2008, including treasury stock	10,782,555	10,732,555
Treasury stock, at cost, 1,155,165 shares in 2009
and 949,656 shares in 2008	(10,144,325)	(8,406,722)
Additional paid-in capital	4,208,112	3,906,000
Accumulated other comprehensive loss	(812,970)	(1,663,361)
Retained earnings	20,507,878	18,319,191
Total stockholders' equity	24,541,250	22,887,663
Total liabilities and stockholders' equity	$42,309,473	$45,424,072

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2007	3,552,883	$10,668,185	$(5,929,999)	$3,550,053	$285,842	$14,472,662	$23,046,743
Net income						4,467,071	4,467,071
Translation adjustment					(1,309,018)		(1,309,018)
Change in pension plan
net prior service credit and
actuarial losses, net of tax
benefit of $373,575					(640,185)		(640,185)
Comprehensive income							2,517,868
Stock compensation expense				277,577			277,577
Tax benefit from exercise of
employee stock options				9,928			9,928
Distribution to shareholders						(620,542)	(620,542)
Issuance of common stock	25,750	64,370		68,443			132,813
Purchase of treasury stock	(235,265)		(2,476,723)				(2,476,723)
Balances, December 31, 2008	3,343,368	10,732,555	(8,406,722)	3,906,000	(1,663,361)	18,319,191	22,887,663
Net income						2,842,087	2,842,087
Translation adjustment					709,421		709,421
Change in pension plan
net prior service credit and
actuarial losses, net of tax
of $82,218					140,970		140,970
Comprehensive income							3,692,478
Stock compensation expense				308,337			308,337
Distribution to shareholders						(653,400)	(653,400)
Issuance of common stock	20,000	50,000		(6,225)			43,775
Purchase of treasury stock	(205,509)		(1,737,603)				(1,737,603)
Balances, December 31, 2009	3,157,859	$10,782,555	$(10,144,325)	$4,208,112	$(812,970)	$20,507,878	$24,541,250

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended December 31,
	2009	2008
Operating activities:
Net income	$2,842,087	$4,467,071
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	803,902	899,142
Amortization	113,987	108,828
Stock compensation expense	308,337	277,577
Deferred income taxes	(280,188)	(213,353)
Change in estimated cost of environmental remediation	(457,379)	-
Gain on disposal of property, plant and equipment	-	(260,984)
Tax benefit on exercise of stock options	-	9,928
Changes in operating assets and liabilities
Accounts receivable	49,438	1,842,262
Inventories	4,668,500	(3,473,436)
Prepaid expenses and other current assets	43,310	254,127
Accounts payable	(149,341)	(854,450)
Other accrued liabilities	(1,361,210)	208,919
Total adjustments	3,739,356	(1,201,439)
Net cash provided by operating activities	6,581,443	3,265,632
Investing activities:
Purchase of property, plant and equipment	(566,939)	(742,429)
Purchase of patents and trademarks	(132,244)	(295,339)
Net cash used by investing activities	(699,183)	(1,037,767)
Financing activities:
Net (repayments) borrowings of long-term debt	(2,565,000)	1,568,825
Distributions to shareholders	(662,547)	(594,631)
Purchase of treasury stock	(1,737,603)	(2,476,723)
Issuance of common stock	43,775	132,813
Net cash used by financing activities	(4,921,375)	(1,369,716)
Effect of exchange rate changes	333,616	(621,574)
Net change in cash and cash equivalents	1,294,501	236,573
Cash and cash equivalents at beginning of year	5,224,564	4,987,991
Cash and cash equivalents at end of year	$6,519,065	$5,224,564

Supplemental cash flow information
Cash paid for income taxes	$1,334,358	$1,700,324
Cash paid for interest expense	$165,092	$495,113

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations

The operations of Acme United Corporation (the “Company”) consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location.  The three reportable segments operate in the United States (including Asian operations), Canada and Germany.  Principal products across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, drug store retailers, industrial distributors, wholesale florists, mass market retailers and hardware chains.

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year.  Resulting translation adjustments are made directly to accumulated other comprehensive loss.  Foreign currency transaction gains and losses are recognized in operating results.  Foreign currency transaction losses, which are included in other income, net, were $35,519 in 2009 and $101,355 in 2008.

Cash Equivalents - Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $71,629 in 2009 and $64,105 in 2008.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  Patents and trademarks are amortized over their estimated useful lives.  The weighted average amortization period for intangible assets at December 31, 2009 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At December 31, 2009 and 2008, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Deferred Income Taxes - Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition – The Company recognizes revenue from the sales of its products when ownership transfers to the customers, which occurs either at the time of shipment or upon delivery based upon contractual terms with the customer.  The Company recognizes customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts, as a reduction to sales.

Research and Development – Research and development costs ($440,378 in 2009 and $529,685 in 2008) are expensed as incurred.

Shipping Costs – Shipping costs ($2,529,743 in 2009 and $3,073,673 in 2008) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place.  Advertising costs ($1,066,860 in 2009 and $1,159,462 in 2008) are included in selling, general and administrative expenses.

Subsequent events - The Company has evaluated events and transactions subsequent to December 31, 2009 through the date our consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentrations – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations.  In 2009, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables.  In 2009, the Company had one customer that individually exceeded 10% of consolidated net sales and three customers that individually exceeded 10% of consolidated net sales in 2008. Net sales to these customers amounted to approximately 20% in 2009, 19%, 12% and 10% in 2008.  Sales to no other customer exceeded 10% of consolidated net sales in 2009 and 2008.

3. Inventories
Inventories consisted of:	2009	2008
Finished goods	$16,337,034	$20,824,717
Work in process	97,297	21,151
Materials and supplies	965,939	923,436
	$17,400,270	$21,769,304

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $421,685 as of December 31, 2009 and $498,887 as of December 31, 2008.

4. Intangible Assets
Intangible assets consisted of:	2009	2008
Patents	$1,695,881	$1,577,580
Trademarks	534,058	520,115
	2,229,939	2,097,695
Accumulated amortization	366,291	252,304
	$1,863,648	$1,845,391

Amortization expense for patents and trademarks for the years ended December 31, 2009, and 2008 were $113,987 and $108,828, respectively.   The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows:  2010 - $114,870; 2011 - $113,768; 2012 - $112,312; 2013 - $112,172; and 2014 - $100,406.

5. Other Accrued Liabilities
Other current and long-term accrued liabilities consisted of:
	2009	2008
Customer rebates	$2,489,410	$2,506,807
Remediation liability	681,444	1,724,000
Pension liability	1,308,655	1,380,890
Other	588,575	1,537,022
	$5,068,084	$7,148,720

The decline in other acccrued liabilities is primarily related to a decrease in income taxes payable.

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2009, the Company contributed $107,740 to the plan and expects to contribute approximately $265,000 during 2010.

The plan asset weighted average allocation at December 31, 2009 and December 31, 2008, by asset category, were as follows:

Asset Category	2009	2008
Equity Securities	70%	67%
Fixed Income Securities	30%	30%
Other Securities / Investments	0%	3%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments.  Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of each December 31, 2009 and 2008, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $91,993 and $70,500, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•
Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Money Market Fund	$9,595	$-	$-	$9,595
Acme United Common Stock	91,993	-	-	91,993
Equity Common and Collected Funds	-	779,225	-	779,225
Fixed Income Common and Collected Funds	-	365,728	-	365,728
Total	$101,588	$1,144,953	$-	$1,246,541

Other disclosures related to the pension plan follow:

	2009	2008
Assumptions used to determine benefit obligation:
Discount rate	5.06%	6.19%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(2,641,926)	$(2,919,276)
Interest cost	(151,990)	(175,481)
Service cost	(25,000)	(25,000)
Amendment	-	(6,508)
Actuarial loss	(99,923)	(159,484)
Benefits and plan expenses paid	363,643	643,823
Benefit obligation at end of year	(2,555,196)	(2,641,926)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,261,036	2,632,142
Actual return on plan assets	241,408	(727,283)
Employer contribution	107,740	-
Benefits and plan expenses paid	(363,643)	(643,823)
Fair value of plan assets at end of year	1,246,541	1,261,036
Funded status	$(1,308,655)	$(1,380,890)

Accrued benefits costs are included in other accrued liabilities (non-current).

	2009	2008
Assumptions used to determine net periodic benefit cost:
Discount rate	6.19%	6.25%
Expected return on plan assets	8.25%	8.25%
Components of net benefit expense:
Interest cost	$151,990	$175,481
Service cost	25,000	25,000
Expected return on plan assets	(94,951)	(202,570)
Amortization of prior service costs	9,154	8,612
Amortization of actuarial loss	167,500	71,310
Net periodic benefit cost	$258,693	$77,833

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate higher returns over the long run.   Our expected 8.25% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2009	2008

Balance at beginning of the year	$2,148,797	$1,132,874
Change in net loss	(46,534)	1,089,337
Amortization of actuarial loss	(167,500)	(71,310)
Amortization of prior service cost	(9,154)	(8,612)
Change recognized in other comprehensive income	(223,188)	1,015,923
Total recognized in other comprehensive income	$1,925,609	$2,148,797

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,867,972	$2,082,006
Prior service cost	57,637	66,791
Total	$1,925,609	$2,148,797

In 2010, net periodic benefit cost will include approximately $150,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:

2010	$325,000
2011	307,000
2012	292,000
2013	273,000
2014	262,000
Years 2015 - 2019	1,028,000

The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee.  For the years ended December 31, 2009 and 2008, the Company contributed 50% of employee’s contributions, up to the first 6% of each employee’s contribution.  Total contribution expense under this profit sharing plan was $99,882 in 2009 and $97,666 in 2008.

7. Income Taxes
The amounts of income tax expense (benefit) reflected in operations follow:
	2009	2008
Current:
Federal	$246,910	$1,403,689
State	28,055	216,310
Foreign	630,500	813,298
	905,465	2,433,307

Deferred:
Federal	(257,441)	(200,126)
State	(22,747)	(12,911)
Foreign	(14,410)	(11,240)
	(294,598)	(224,277)
	$610,867	$2,209,030

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2009	2008
United States	$814,582	$3,373,597
Foreign	2,638,372	3,302,504
	$3,452,954	$6,676,101

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts  reported in operations.

	2009	2008
Federal income
taxes at
34% statutory rate	$1,174,004	$2,269,874
State and local
taxes, net of
federal income
tax effect	3,503	135,059
Permanent items	39,505	255,332
Charitable Donations	(345,099)	-
Foreign tax rate difference	(494,861)	(175,726)
Change in deferred income tax
valuation allowance	233,815	(275,509)
Provision for income taxes	$610,867	$2,209,030

The following summarizes deferred income tax assets and liabilities:

	2009	2008
Deferred income tax liabilities:
Plant, property
and equipment	$356,726	$203,727
	356,726	203,727

Deferred income tax assets:
Asset valuations	122,921	209,172
Contribution carryforward	373,925	-
Operating loss
carryforwards and credits	1,850,929	1,617,114
Pension	576,114	561,964
Foreign tax credit	142,000	242,000
Other	85,277	115,814
	3,151,166	2,746,064
Net deferred
income tax asset before valuation allowance	2,794,440	2,542,337
Valuation
allowance	(1,992,929)	(1,759,114)
Net deferred
income tax asset	$801,511	$783,223

In 2009, the Company evaluated its tax positions, for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2006 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested.  Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends.  During 2009, the Company repatriated $1,000,000 of foreign earnings from its Canadian subsidiary. U.S. income taxes on those repatriated earnings have been offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly.  Foreign subsidiary earnings of $7,220,529 and $5,729,313 are considered permanently reinvested as of December 31, 2009 and 2008, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2009, the Company has tax operating loss carry forwards aggregating $6,078,072, all of which are applicable to Germany, and can be carried forward indefinitely.

8.  Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with Wachovia Bank. As of December 31, 2009, $9,154,000 was outstanding and $10,846,000 was available for borrowing under the Company’s revolving loan agreement.

Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  The Company was in compliance with these financial covenants at December 31, 2009.

On January 26, 2010, the Company modified its revolving loan agreement with Wachovia Bank to amend certain provisions of the original agreement.  The amendments include (a) a decrease in the maximum borrowing amount from $20 million to $18 million; (b) an extension of the maturity date of the loan from June 30, 2010 to February 1, 2012; (c) an increase in the interest rate to LIBOR plus 2% (from LIBOR plus 7/8%) and (d) modification of certain covenant restrictions.  This Modified Loan Agreement continues to be secured by the assets of the U.S. parent company. Funds borrowed under the Modified Loan Agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $668,297 and $643,162 in 2009 and 2008. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2009:  2010 - $578,632; 2011 - $124,000; 2012 - $43,297; and 2013 - $30,642;.

The Company is involved, from time to time, in disputes and other litigation in the ordinary course of business, including certain environmental and other matters.  The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse effect on financial position, results of operations, or liquidity of the Company.

10. Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments include (1) United States; (2) Canada and (3) Europe. The financial results of the Company’s Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the “United States segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware and industrial use.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment revenues are defined as total revenues, including both external customer revenue and intersegment revenue. Segment operating earnings are defined as segment revenues, less cost of goods sold and operating expenses. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Intersegment amounts are eliminated to arrive at consolidated financial results.

Financial data by segment:

2009
(000's omitted)	United States	Canada	Europe	Consolidated
Sales to unaffiliated customers	$44,908	$7,033	$7,207	$59,149

Operating income	3,158	416	(547)	3,027
Assets	31,377	5,606	5,326	42,309
Additions to property, plant and equipment	534	14	20	567
Depreciation and amortization	771	62	85	918

2008

Sales to unaffiliated customers	$53,548	$8,095	$7,076	$68,719

Operating income	6,648	787	(556)	6,879
Assets	33,719	5,890	5,815	45,424
Additions to property, plant and equipment	656	49	37	742
Depreciation and amortization	856	65	87	1,008

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2009	2008
Total operating income	$3,027	$6,879
Interest (income) expense, net	26	395
Other income (expense), net	452	193
Consolidated income before taxes	$3,453	$6,677

Net Income	$2,842	$4,467

11.  Stock Option Plans

The Company has two stock option plans: (1) the 2002 Employee Stock Option Plan, as amended (the “Employee Plan”) and (2) the 2005 Non-Salaried Director Stock Option Plan (the “Director Plan”).

The Employee Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.  The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2009, the number of shares available for grant under the Employee Plan was 72,438.

The Director Plan provides for the issuance of stock options for up to 50,000 shares of the Company's common stock to non-salaried directors.  Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 2,500 share option (the “Annual Option”).  The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2009, the number of shares available for grant under the Director Plan was 26,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2009	2008

Options outstanding at the
beginning of the year	608,500	565,750
Options granted	151,000	80,500
Options forfeited	(17,000)	(12,000)
Options exercised	(20,000)	(25,750)
Options outstanding at
the end of the year	722,500	608,500
Options exercisable at the
end of the year	482,125	439,688
Common stock available for future grants at the end of the year	98,938	82,938
Weighted average exercise price per share:
Granted	$7.84	$13.24
Forfeited	15.36	14.64
Exercised	2.19	5.19
Outstanding	9.96	10.38
Exercisable	9.62	8.91

A summary of options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.25 to $2.49	20,300	< 1	$ 1.90	20,300	$ 1.90
$2.50 to $3.65	125,200	2	3.10	125,200	3.10
$3.66 to $5.00	53,750	3	3.99	53,750	3.99
$5.01 to $7.99	159,000	7	7.71	24,000	6.67
$8.00 to $17.02	364,250	7	14.62	258,875	14.83
	722,500			482,125

The weighted average remaining contractual life of all outstanding stock options is 6 years.

Stock Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of employee and non-employee director stock options. The determination of the fair value of stock-based payment awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options that will not fully vest in accordance with applicable vesting requirements (“forfeitures”).

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

The assumptions used to value option grants for the twelve months ended December 31, 2009 and December 31, 2008 were as follows:

	2009	2008
Expected life in years	5	5
Interest rate	1.82 - 2.95%	2.95 - 3.30%
Volatility	.38-.39	.28-.31
Dividend yield	2.50%	1.17 - 1.20%

Total stock-based compensation recognized in the Company’s consolidated statement of operations for the years ended December 31, 2009 and 2008 was $308,377 and $277,577, respectively.  As of December 31, 2009, there was approximately $528,815 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2009, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2009 and 2008 was $2.34 and $3.66 per option, respectively.  The aggregate intrinsic value of outstanding options was $1,428,174 at December 31, 2009. The aggregate intrinsic value of exercisable options was $1,252,674 at December 31, 2009.  The aggregate intrinsic value of options exercised during 2009 was $110,026.

12.  Earnings Per Share
The calculation of earnings per share follows:

	2009	2008
Numerator:
Net income	$2,842,087	$4,467,071
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,165,984	3,486,370
Effect of dilutive employee stock options	99,501	125,503
Denominator for dilutive earnings per share	3,265,485	3,611,873
Basic earnings per share	$0.86	$1.28
Dilutive earnings per share	$0.85	$1.24

For 2009 and 2008, respectively, 364,250 and 381,250 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive (loss) income
The components of the accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2007	$920,798	$(634,955)	$285,842
Change in net prior service credit
and actuarial losses, net of
tax benefit of $373,575,		(640,185)	(640,185)
Translation adjustment	(1,309,018)		(1,309,018)
Balances, December 31, 2008	(388,220)	(1,275,140)	(1,663,361)
Change in net prior service credit
and actuarial losses, net of
income tax expense of $82,218,		140,970	140,970
Translation adjustment	709,421		709,421
Balances, December 31, 2009	$321,201	$(1,134,170)	$(812,970)

14.  Financial Instruments
The carrying value of bank debt is a reasonable estimate of fair value because of its short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

15.  Quarterly Data (unaudited)
Quarters (000's omitted, except per share data)

2009	First	Second	Third	Fourth	Total
Net sales	$11,297	$19,161	$15,269	$13,422	$59,149
Cost of goods sold	7,000	12,056	9,771	8,248	37,075
Net income	42	1,341	728	731	2,842
Basic earnings per share	$0.01	$0.40	$0.22	$0.23	$0.86
Diluted earnings per share	$0.01	$0.40	$0.22	$0.22	$0.85
Dividends per share	$0.05	$0.05	$0.05	$0.05	$0.20

2008	First	Second	Third	Fourth	Total
Net sales	$14,269	$22,708	$19,158	$12,584	$68,719
Cost of goods sold	8,283	13,790	11,288	7,701	41,062
Net income	753	1,730	1,351	634	4,467
Basic earnings per share	$0.21	$0.49	$0.38	$0.19	$1.28
Diluted earnings per share	$0.21	$0.47	$0.37	$0.18	$1.24
Dividends per share	$0.04	$0.04	$0.05	$0.05	$0.18

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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company is responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million in the fourth quarter of 2008, related to the remediation of the property. This accrual includes the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. As of December 31, 2009, the Company paid approximately $583,000 for work related to the remediation and has approximately $681,000 remaining in its accrual for environmental remediation, of which approximately $362,000 was classified as a current liability.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

In connection with the remediation work completed in the third quarter of 2009, the environmental study was updated by the independent environmental consulting firm. The results of this study showed that the extent of contamination on the site was not as extensive as originally estimated which allowed the Company, along with its environmental consulting firm, to refine the original project plan resulting in a new estimate of costs to complete the project. The change in estimated costs resulted in a benefit of approximately $460,000 which the Company recorded as other non-operating income during the third quarter of 2009.

The change in the accrual for environmental remediation for the year ended December 31, 2009 follows (in thousands):

Balance at December 31, 2008	Payments	Change in Estimate	Balance at December 31, 2009

$ 1,724	$ (583)	$ (460)	$ 681

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest  The mortgage is payable in monthly installments with the outstanding balance due in full, one year after remediation and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Hartford, Connecticut
March 8, 2010

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2009.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	59	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	53	President, Chief Operating Officer and Director
Paul G. Driscoll	49	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	60	Director
Richmond Y. Holden, Jr.	56	Director
Susan H. Murphy	58	Director
Stevenson E. Ward III	64	Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. He formerly served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor.  Mr. Johnsen’s qualifications to serve on the Board include the in-depth knowledge of all facets of the Company’s business which he has gained during his more than fifteen years of service as the Company’s Chief Executive Officer.

Brian S. Olschan has served as President and Chief Operating Officer of the Company since January 1, 2007; Executive Vice President and Chief Operating Officer of the Company from January 25, 1999 to December 31, 2006; Senior Vice President - Sales and Marketing of the Company from September 12, 1996 to January 24, 1999; formerly served as Vice President and General Manager of the Cordset and Assembly Business of General Cable Corporation, an electrical wire and cable manufacturer.  Mr. Olschan’s qualifications to serve on the Board include his detailed knowledge of the Company’s operations which he has gained in his capacity as a member of senior management for more than eleven years, including as Chief Operating Officer since January 1999 and President since January 2007.

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002.  Mr. Driscoll joined Acme as Director International Finance on March 19, 2001.  From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery including Director of Finance and Operations in Japan.  Prior to Gallo he served in several increasingly responsible finance positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

Rex L. Davidson has served as director since April, 2006.  He is currently President of Rex Davidson Associates, LLC, a management consulting service and Executive Director of Las Cumbres Community Services which provides developmental disability and mental health services to children, adults and families in Northern New Mexico.  Past President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and Past President of Goodwill Industries Housing Corporation.  Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of an organization with over 2,000 employees and revenues in excess of $100 million.  Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the company.

Richmond Y. Holden, Jr.  has served as director since 1998. Since 2007, President of Educators Publishing Service, a supplementary publisher of education materials and a subsidiary of School Specialty Inc.  Previously, President and Chief Executive Officer of J.L. Hammett Co. from 1992 to 2006, a reseller, of educational products. The qualifications of Mr. Holden to serve on the Board include his senior management level experience of large complex companies in the educational markets.  In particular, as a result of his experience with School Specialty Inc., a $1 billion reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to educational products, such as marketing, sourcing, pricing and distribution.

Susan H. Murphy has served as director since 2003. She is presently Vice President for Student and Academic Services at Cornell University since 1994.  From 1985 through 1994, Ms. Murphy served as Dean of Admissions and Financial Aid. Ms. Murphy has been employed at Cornell since 1978. Ms. Murphy received a Ph.D. from Cornell University.  Ms. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

Stevenson E. Ward III has served as director since 2001. He is presently Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. From 1999 through 2000, Mr. Ward served as Senior Vice President – Administration of Sanofi-Synthelabo, Inc. He also served as Executive Vice President (1996 – 1999) and Chief Financial Officer (1994 – 1995) of Sanofi, Inc. and Vice President, Pharmaceutical Group, Sterling Winthrop, Inc. (1992 – 1994). Prior to joining Sterling he was employed by General Electric with assignments in Purchasing, Corporate Audit and Financial Management.  Mr. Ward’s qualifications for service on the Board include his extensive experience in senior executive level finance positions at Fortune 100 multinational corporations.

Code of Conduct

The Company has adopted a Code of Conduct that is applicable to its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on the Company’s website at www.acmeunited.com

If the Company makes any substantive amendments to the Code of Conduct which apply to its Chief Executive Officer, Chief Financial Officer or Controller, or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company’s executive officers, the Company will disclose the nature of the amendment or waiver on its website or in a report on Form 8-K.

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has not engaged in any transactions with related persons in the fiscal year ended December 31, 2009 and there are no transactions with related persons currently proposed.

Information regarding Director Independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 Annual Meeting of Shareholders

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

 (a)(2) Financial Statement Schedules

•	Schedule 2—Valuation and Qualifying Accounts

•
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

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Organization of the Company (1)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (1)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (2)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (2)
3(ii)	Amendment to the Company’s Bylaws (10)
4	Specimen of Common Stock certificate (2)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)

10.2	1992 Amended and Restated Stock Option Plan* (6)
10.2(a)	Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
10.2(b)	Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
10.2(c)	Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
10.2(d)	Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
10.3	Acme United Employee Stock Option Plan dated February 26, 2002* as amended (11)
10.4	Severance Pay Plan dated September 28, 2004*
10.5	Salary Continuation Plan dated September 28, 2004*
10.6	2005 Non-Salaried Director Stock Option Plan (12)
10.8	Deferred Compensation Plan dated October 2, 2007
10.9	Fifth Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

(2)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

(3)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.

(7)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

(10)	Previously filed in the Company’s form 8-K filed on February 28, 2006.

(11)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.

(12)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.

SCHEDULE II
Acme United Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009 and 2008

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other Adjustments	Balance at End of Period
2009
Allowance for doubtful accounts	$64,105	$26,910	$19,386	$71,629
Allowance for inventory obsolescence	498,887	120,974	198,176	421,685
Deferred income tax asset valuation allowance	1,759,114	233,815	-	1,992,929
2008
Allowance for doubtful accounts	$89,856	$6,033	$31,784	$64,105
Allowance for inventory obsolescence	461,467	76,909	39,489	498,887
Deferred income tax asset valuation allowance	2,034,623	142,000	417,509	1,759,114

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2010.

ACME UNITED CORPORATION
(Registrant)

Signatures	Titles

s/ Walter C. Johnsen
Walter C. Johnsen	Chairman and Chief Executive Officer

s/ Brian S. Olschan
Brian S. Olschan	President, Chief Operating Officer and Director

s/ Paul G. Driscoll
Paul G. Driscoll	Vice President, Chief Financial Officer, Secretary and Treasurer

s/ Rex L. Davidson
Rex Davidson	Director

s/ Richmond Y. Holden, Jr.
Richmond Y. Holden, Jr.	Director

s/ Susan H. Murphy
Susan H. Murphy	Director

s/ Stevenson E. Ward III
Stevenson E. Ward III	Director