Form 10-Q
period 2010-03-31
ACME UNITED CORP
filed 2010-05-10
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
____________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [   ]     No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No  [X]

As of April 22, 2010 the registrant had outstanding 3,174,109 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,468	$6,519
Accounts receivable, less allowance	10,230	10,704
Inventories:
Finished goods	17,319	16,337
Work in process	340	97
Raw materials and supplies	838	966
	18,497	17,400
Prepaid expenses and other current assets	1,229	1,133
Total current assets	35,424	35,756
Property, plant and equipment:
Land	162	172
Buildings	2,491	2,558
Machinery and equipment	8,234	8,170
	10,887	10,900
Less accumulated depreciation	8,838	8,812
	2,049	2,088
Note receivable	1,879	1,891
Other assets	2,556	2,574
Total assets	$41,908	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$4,030	$3,546
Other accrued liabilities	2,580	3,257
Total current liabilities	6,610	6,803
Long-term debt, less current portion	8,908	9,154
Other	1,815	1,811
Total liabilities	17,333	17,768

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,329,274 shares in 2010
and 4,313,024 shares in 2009,
including treasury stock	10,823	10,782
Additional paid-in capital	4,274	4,208
Retained earnings	20,613	20,508
Treasury stock, at cost - 1,155,165 shares
in 2010 and 2009	(10,144)	(10,144)
Accumulated other comprehensive income:
Minimum pension liability	(1,134)	(1,134)
Translation adjustment	143	321
	(991)	(813)
Total stockholders’ equity	24,575	24,541
Total liabilities and stockholders’ equity	$41,908	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2010	2009
Net sales	$13,121	$11,297
Cost of goods sold	8,008	7,000

Gross profit	5,113	4,297

Selling, general and administrative expenses	4,812	4,216
Operating income	301	82

Non-operating items:
Interest:
Interest expense	52	42
Interest income	(32)	(35)
Interest expense, net	20	7
Other expense, net	14	12
Total other expense, net	34	19
Income before income taxes	267	63
Income tax expense	53	21
Net income	$214	$42

Basic earnings per share	$0.07	$0.01

Diluted earnings per share	$0.07	$0.01

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,170	3,343
Weighted average number of dilutive stock options
outstanding	104	59
Denominator used for diluted per share computations	3,274	3,402

Dividends declared per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net income	$214	$42
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	206	183
Amortization	29	28
Stock compensation expense	77	52
Changes in operating assets and liabilities:
Accounts receivable	448	855
Inventories	(1,208)	(200)
Prepaid expenses and other assets	(87)	(109)
Accounts payable	520	(809)
Other accrued liabilities	(653)	(1,333)
Total adjustments	(668)	(1,333)
Net cash used by operating activities	(454)	(1,291)

Investing Activities:
Purchase of property, plant, and equipment	(189)	(275)
Purchase of patents and trademarks	(11)	(33)
Net cash used by investing activities	(200)	(308)

Financing Activities:
(Repayments) borrowing of long-term debt	(246)	129
Proceeds from issuance of common stock	30	21
Distributions to stockholders	(158)	(167)
Purchase of treasury stock	-	(215)
Net cash used by financing activities	(375)	(232)

Effect of exchange rate changes	(22)	(111)
Net change in cash and cash equivalents	(1,051)	(1,942)

Cash and cash equivalents at beginning of period	6,519	5,225

Cash and cash equivalents at end of period	$5,468	$3,283

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2009 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2010 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million, of which $2.0 million is secured by a mortgage on the property.  The property consists of approximately four acres of land and 48,000 sq. feet of warehouse space.  The property was the site of the original Acme United scissor factory which opened in 1887 and was closed in 1996.

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company is required to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual includes the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At March 31, 2010, the Company had approximately $670,000 remaining in its accrual for environmental remediation, of which approximately $350,000 was classified as a current liability at that date. The Company expects to pay approximately $200,000 in the quarter ending June 30, 2010 for the ongoing remediation and monitoring work on the site.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

In connection with the remediation work completed in the third quarter of 2009, the environmental study was updated by the independent environmental consulting firm. The results of this study produced a remedial action plan with a more narrow scope which allowed the Company, along with its environmental consulting firm, to refine the original project plan resulting in a new estimate of costs to complete the project. The change in estimated costs resulted in a benefit of approximately $460,000 which the Company recorded as other non-operating income during the three months ended September 30, 2009.

The change in the accrual for environmental remediation for the three months ended March 31, 2010 follows (in thousands):

Balance at December 31, 2009	Payments	Balance at March 31, 2010

$ 681	$ (11)	$ 670

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest. The mortgage is payable in monthly installments with the outstanding balance due in full, one year after remediation  and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

Note 3 — Pension

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2010	2009

Components of net periodic benefit cost:
Interest cost	$31	$38
Service cost	6	6
Expected return on plan assets	(24)	(24)
Amortization of prior service costs	2	2
Amortization of actuarial loss	39	42
	$54	$65

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute approximately $250,000.  During the first three months of 2010, the Company contributed approximately $41,000 to the plan. Remaining contributions to the plan will be made as required during the year.

Note 4 — Long Term Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $18 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on February 1, 2012. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of March 31, 2010 and December 31, 2009, the Company had outstanding borrowings of $8,908,000 and $9,154,000, respectively, under the revolving loan agreement.

During the first three months of 2010, the Company issued 16,250 shares of common stock and received proceeds of $29,875 upon the exercise of outstanding stock options.

Note 5— Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada and (3) Europe. The activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States” “business” or “operating segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

	Three months ended March 31
	2010	2009
Sales to external customers:
United States	$9,628	$8,484
Canada	1,570	1,293
Europe	1,923	1,520
Consolidated	$13,121	$11,297

Operating income:
United States	$378	$342
Canada	70	(12)
Europe	(147)	(248)
Consolidated	$301	$82

Interest expense, net	20	7
Other expense, net	14	12
Consolidated income before taxes	$267	$63

	March 31	December 31
	2010	2009
Assets by segment
United States	$31,257	$31,377
Canada	5,239	5,606
Europe	5,412	5,326
Consolidated	$41,908	$42,309

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date.  Compensation expense is recognized over the required service period.   Share-based compensation expense was $77,100 and $52,000 for the quarters ended March 31, 2010 and March 31, 2009, respectively. During the three months ended March 31, 2010, the Company issued 70,000 options with a weighted average fair value of $2.86.  The Company did not issue options during the three months ended March 31, 2009. As of March 31, 2010, there was $637,625 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees.

Note 7 – Comprehensive Income / (Loss)

Comprehensive income for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Three Months Ended
	March 31
	2010	2009

Net income	$214	$42
Other comprehensive (loss) / income -
Foreign currency translation	(126)	(366)
Comprehensive income / (loss)	$88	$(324)

Note 8 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact of the Company’s supplier and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Net Sales

Consolidated net sales for the three months ended March 31, 2010 were $13,121,000, compared with $11,297,000 in the same period in 2009, a 16% increase (13% in local currency). Net sales in the U.S increased 13% principally due to increased sales of new products, including the iPoint pencil sharpener, proprietary non-stick scissors and the SpeedPak utility knife. During the first quarter, the Company also added a number of new customers including major hardware and industrial accounts.  Net sales in the Canadian operating segment increased 21% (2% in local currency).  Net sales in Europe increased by 27% in U.S. dollars (20% in local currency) primarily due to new business in the mass market channel and growth in the office product channel.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $5,113,000 (39% of net sales), compared to $4,297,000 (38% of net sales) for the same period in 2009, an increase of 19%.  The increase in gross profit as a percentage of sales for the first quarter was principally due to the leverage of fixed costs over higher sales, a stronger Canadian dollar which reduces the cost of goods in the Canadian operating segment and a favorable product mix in Europe.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2010 were $4,812,000 (36.7% of net sales), compared with $4,216,000 (37.3% of net sales) for the same period of 2009, an increase of $596,000. The increase in SG&A expenses for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to higher freight and commission costs which resulted from higher sales. In addition, the Company began to scale-back on certain temporary cost reduction programs implemented in the first quarter of 2009.

Operating Income

Operating income for the three months ended March 31, 2010 was $301,000, compared with $82,000 in the same period of 2009, an increase of $219,000. Operating income in the U.S. and Canadian segments increased by $36,000 and $82,000, respectively in the first quarter of 2010, compared to the same period of 2009. The operating loss in Europe decreased by approximately $100,000 in the first quarter of 2010 compared to the same period in 2009. The improvement in operating income in all three of the Company’s operating segments is principally due to higher sales and gross profits.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2010 was $20,000, compared with $7,000 for the same period of 2009, an increase of $13,000.  The increase in interest expense, net during the first three months of 2010 over the comparable period in 2009 was primarily the result of higher average interest rates on the Company’s debt outstanding under its revolving credit facility.

Other income (expense), net

Net other expense, consisting primarily of foreign currency transaction losses, was $14,000 in the first quarter of 2010, compared to $12,000 in the first quarter of 2009.

Income Taxes

The effective tax rate in the first quarter of 2010 was 20%, compared to 33% in the first quarter of 2009.  The decrease in the effective tax rate for the three months ended March 31, 2010 was primarily the result of higher proportion of earnings in a foreign tax jurisdiction with a lower tax rate.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2010, working capital remained essentially constant compared to December 31, 2009. Inventory increased by approximately $1.1 million at March 31, 2010 compared to December 31, 2009. The increase was principally due to the buildup in advance of the back to school season. Inventory turnover, calculated using a twelve month average inventory balance, remained constant at 1.9 at March 31, 2010 and December 31, 2009.  Receivables decreased by approximately $500,000 at March 31, 2010 compared to December 31, 2009. The average number of days sales outstanding in accounts receivable was 60 days at March 31, 2010 compared to 61 days at December 31, 2009.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2010	December 31, 2009

Working capital	$28,813,974	$28,952,854
Current ratio	5.36	5.26
Long term debt to equity ratio	36.2%	37.4%

During the first three months of 2010, total debt outstanding under the Company’s recently modified credit facility, decreased by $246,000 compared to total debt at December 31, 2009. As of March 31, 2010, $8,908,000 was outstanding and $9,092,000 was available for borrowing under the Company’s credit facility.

On January 26, 2010, the Company modified its revolving loan agreement with Wachovia Bank; the amendments include (a) a decrease in the maximum borrowing amount from $20 million to $18 million; (b) an extension of the maturity date of the loan from June 30, 2010 to February 1, 2012; (c) an increase in the interest rate to LIBOR plus 2% (from LIBOR plus 7/8%) and (d) modification of certain covenant restrictions.  Funds borrowed under the credit facility may be used for working capital, general operating expenses, share repurchases and certain other purposes.

As discussed in Note 2, at March 31, 2010 the Company had approximately $670,000 remaining in its accrual for environmental remediation, with approximately $350,000 classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation.

Cash expected to be generated from operating activities, together with funds available under the Company’s revolving credit facility are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable for smaller reporting companies.

Item 4T. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  — Defaults Upon Senior Securities

None.

Item 4 — Removed and Reserved

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

Dated: May 10, 2010

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 10, 2010