Form 10-Q
period 2010-06-30
ACME UNITED CORP
filed 2010-08-12
CIK 2098

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
____________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010 the registrant had outstanding 3,141,459 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,250	$6,519
Accounts receivable, less allowance	20,416	10,704
Inventories:
Finished goods	17,492	16,337
Work in process	96	97
Raw materials and supplies	382	966
	17,970	17,400
Prepaid expenses and other current assets	1,213	1,133
Total current assets	43,849	35,756
Property, plant and equipment:
Land	149	172
Buildings	2,395	2,558
Machinery and equipment	8,089	8,170
	10,633	10,900
Less accumulated depreciation	8,639	8,812
	1,994	2,088
Note receivable	1,865	1,891
Other assets	2,561	2,574
Total assets	$50,269	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$6,177	$3,546
Other accrued liabilities	4,298	3,257
Total current liabilities	10,475	6,803
Bank debt	13,125	9,154
Other	1,748	1,811
Total liabilities	25,348	17,768

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,337,074 shares in 2010
and 4,313,024 shares in 2009,
including treasury stock	10,842	10,783
Additional paid-in capital	4,388	4,208
Retained earnings	22,023	20,508
Treasury stock, at cost - 1,220,615 shares
in 2010 and 1,155,165 shares in 2009	(10,862)	(10,144)
Accumulated other comprehensive income:
Translation adjustment	(335)	321
Unrecognized pension costs	(1,134)	(1,134)
	(1,469)	(813)
Total stockholders’ equity	24,921	24,541
Total liabilities and stockholders’ equity	$50,269	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net sales	$20,585	$19,161	$33,706	$30,458
Cost of goods sold	13,034	12,056	21,042	19,056

Gross profit	7,551	7,105	12,664	11,402

Selling, general and administrative expenses	5,605	5,086	10,417	9,302
Operating income	1,946	2,019	2,247	2,100

Non-operating items:
Interest:
Interest expense	79	44	131	86
Interest income	(41)	(31)	(73)	(66)
Interest expense, net	38	13	58	20
Other expense (income), net	24	(30)	39	(19)
Total other expense (income)	63	17	97	1
Income before income taxes	1,883	2,036	2,150	2,099
Income tax expense	317	695	370	716
Net income	$1,566	$1,341	$1,780	$1,383

Basic earnings per share	$0.50	$0.40	$0.56	$0.41

Diluted earnings per share	$0.48	$0.40	$0.54	$0.41

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,158	3,325	3,163	3,336
Weighted average number of dilutive stock options
outstanding	131	63	107	60
Denominator used for diluted per share computations	3,289	3,388	3,270	3,396

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)
	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net income	$1,780	$1,383
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	394	393
Amortization	57	56
Stock compensation expense	189	146
Changes in operating assets and liabilities:
Accounts receivable	(10,025)	(7,453)
Inventories	(974)	2,580
Prepaid expenses and other current assets	(86)	209
Accounts payable	2,794	599
Other accrued liabilities	1,071	650
Total adjustments	(6,580)	(2,818)
Net cash used by operating activities	(4,800)	(1,435)

Investing Activities:
Purchase of property, plant, and equipment	(346)	(360)
Purchase of patents and trademarks	(44)	(57)
Net cash used by investing activities	(390)	(417)

Financing Activities:
Net borrowing of bank debt	3,971	403
Proceeds from issuance of common stock	50	32
Distributions to stockholders	(317)	(333)
Purchase of treasury stock	(718)	(215)
Net cash (used) provided by financing activities	2,986	(113)

Effect of exchange rate changes	(65)	(33)
Net change in cash and cash equivalents	(2,269)	(1,998)

Cash and cash equivalents at beginning of period	6,519	5,225

Cash and cash equivalents at end of period	$4,250	$3,227

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

The Company has evaluated events and transactions subsequent to June 30, 2010 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million, of which $2.0 million is secured by a mortgage on the property.  The property consists of approximately four acres of land and 48,000 sq. feet of warehouse space.  The property was the site of the Company’s original scissor factory which opened in 1887 and was closed in 1996.

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

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At June 30, 2010, the Company had approximately $546,000 remaining in its accrual for environmental remediation, of which approximately $230,000 was classified as a current liability at that date.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

In connection with the remediation work completed in the third quarter of 2009, the environmental study was updated by the independent environmental consulting firm. The results of this study produced a remedial action plan with a more narrow scope from the original plan, which allowed the Company, along with its environmental consulting firm, to refine the original project plan resulting in a new estimate of costs to complete the project. The change in estimated costs resulted in a benefit of approximately $460,000, which the Company recorded as other non-operating income during the three months ended September 30, 2009.

The change in the accrual for environmental remediation for the six months ended June 30, 2010 follows (in thousands):

Balance at December 31, 2009	Payments	Balance at June 30, 2010

$ 681	$ (135)	$ 546

Also, as part of the sale, the Company provided the buyer with a mortgage loan of $2.0 million at six percent interest. The mortgage is payable in monthly installments of principal and interest with the outstanding balance due in full, one year after remediation  and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Components of net periodic benefit cost:
Interest cost	$31	$38	$61	$76
Service cost	6	6	13	13
Expected return on plan assets	(24)	(24)	(48)	(47)
Amortization of prior service costs	2	2	5	5
Amortization of actuarial loss	39	42	77	83
	$54	$64	$108	$130

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute approximately $250,000.  The Company expects to make contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $18 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on February 1, 2012. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of June 30, 2010 and December 31, 2009, the Company had outstanding borrowings of $13,125,000 and $9,154,000, respectively, under the revolving loan agreement.

During the three and six months ended June 30, 2010, the Company issued 7,500 and 24,050 shares of common stock upon the exercise of outstanding stock options and received total proceeds of  $17,250 and $50,556, respectively.  During the three and six months ended June 30, 2010, the Company repurchased 65,450 shares of common stock for its treasury.  These shares were purchased at fair market value, with a total cost to the Company of $718,100.

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

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts below are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:
(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales to external customers:
United States	$14,996	$14,892	$24,626	$23,374
Canada	2,881	2,618	4,449	3,911
Europe	2,709	1,651	4,631	3,172
Consolidated	$20,585	$19,161	$33,706	$30,458

Operating income (loss):
United States	$1,502	$1,898	$1,880	$2,241
Canada	455	257	517	245
Europe	(10)	(136)	(150)	(385)
Consolidated	$1,946	$2,019	$2,247	$2,100

Interest expense, net	38	13	58	20
Other expense (income), net	24	(30)	39	(19)
Consolidated income before taxes	$1,883	$2,036	$2,150	$2,099

Assets by segment:
	June 30,	December 31,
	2010	2009
United States	$38,325	$31,377
Canada	5,964	5,606
Europe	5,980	5,326
Consolidated	$50,269	$42,309

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $112,100 and $94,000 for the quarters ended June 30, 2010 and June 30, 2009, respectively. Share-based compensation expense was $189,200 and $146,400 for the six months ended June 30, 2010 and June 30, 2009, respectively. During the three months ended June 30, 2010, the Company issued 19,000 options with a weighted average fair value of $3.32 per share. During the six months ended June 30, 2010 the Company issued 89,000 options with a weighted average fair value of $2.96. During the three and six months ended June 30, 2009, the Company issued 12,250 options with a weighted average fair value of $3.86 per share. The assumptions used to value option grants for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected life in years	5	5	5	5
Interest rate	2.54%	2.95%	2.28% - 2.54%	2.95%
Volatility	0.353	0.31	0.353 – 0.359	0.31
Dividend yield	2.0%	1.2%	1.8 - 2.0%	1.2%

As of June 30, 2010, there was a total of $562,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2010 and June 30, 2009 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$1,566	$1,341	$1,780	$1,383
Other comprehensive income / (loss) -
Foreign currency translation	(479)	554	(605)	188
Comprehensive income	$1,087	$1,895	$1,175	$1,571

Note 8 – Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and bank debt are a reasonable estimate of fair value because of their short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking systems and financial markets, including the impact on the Company’s suppliers and customers, the continuing labor shortage in southeast China, currency fluctuations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, and the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

Net sales

Consolidated net sales for the three months ended June 30, 2010 were $20,585,000 compared with $19,161,000 in the same period in 2009, a 7% increase (8% in local currency). Consolidated net sales for the six months ended June 30, 2010 were $33,706,000, compared with $30,458,000 for the same period in 2009, an 11% increase (10% in local currency). Net sales for the three and six months ended June 30, 2010 in the U.S. segment increased 1% and 5%, respectively, compared with the same periods in 2009.  Net sales in Canada for the three and six months ended June 30, 2010 increased by 10% and 14%, respectively, in U.S. dollars but decreased approximately 2% and 1%, respectively in local currency compared with the same periods in 2009. Net sales in the U.S. increased but continue to be adversely affected by the slow economic recovery.   European net sales for the three and six months ended June 30, 2010 increased 64% and 46% in U.S. dollars (75% and 49% in local currency) compared with the same periods in 2009.  The increases in net sales in Europe for the three and six month periods are primarily due to market share gains in the mass market and office channel.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended June 30, 2010 was $7,551,000 (36.7% of net sales) compared to $7,105,000 (37.1% of net sales) for the same period in 2009.  Gross profit for the six months ended June 30, 2010 was $12,664,000 (37.6% of net sales) compared to $11,402,000 (37.4% of net sales) in the same period in 2009. The gross margin for the three months ended June 30, 2010 was negatively impacted by higher air freight expense of approximately $250,000, as a result of well publicized labor shortages in southeast China leading to lower production at the Company’s suppliers partially offset by improved gross margins in the Canadian segment.  The Company is adding capacity at additional suppliers to reduce its exposure related to the current labor shortages.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2010 were $5,605,000 (27.2% of net sales) compared with $5,086,000 (26.5% of net sales) for the same period of 2009, an increase of $519,000. SG&A expenses for the six months ended June 30, 2010 were $10,417,000 (30.9% of net sales) compared with $9,302,000 (30.5% of net sales) in the comparable period of 2009, an increase of $1,115,000. The increase in SG&A expenses for the three and six months ended June 30, 2010, compared to the same periods in 2009, was primarily the result of higher freight expense and sales commissions as a result of higher sales as well as higher personnel related expenses.

Operating income

Operating income for the three months ended June 30, 2010 was $1,946,000 compared with $2,019,000 in the same period of 2009. Operating income for the six months ended June 30, 2010 was $2,247,000 compared to $2,100,000 in the same period of 2009.  Operating income in the U.S. segment decreased by $396,000 and $361,000 for the three and six months, respectively, compared to the same periods in 2009. The decline in operating income is principally due to higher SG&A expenses including higher air freight costs.  Operating income in the Canadian segment increased by $198,000 and $272,000 for the three and six months, respectively, compared to the same periods in 2009.  The increase in operating income in Canada is principally due to the improved gross margins as a result of a stronger Canadian dollar which reduces the cost of goods. The operating loss in Europe decreased by $126,000 and $235,000 for the three and six months ended June 30, 2010 compared to the same period in 2009. The improvements in the operating losses for the three and six month periods are principally due to the increased sales in Europe.

Interest expense, net

Interest expense, net for the three months ended June 30, 2010 was $38,000, compared with $13,000 for the same period of 2009, a $25,000 increase.  Interest expense, net for the six months ended June 30, 2010 was $58,000 as compared to $20,000 for the same period in 2009, a $38,000 increase. The increase in interest expense, net for both the three and six months ended June 30, 2010 was primarily the result of higher interest rates on the Company’s debt outstanding under its revolving loan agreement partially offset by lower average borrowings during those periods.

Other expense (income), net

Net other expense was $24,000 in the three months ended June 30, 2010 as compared to net other income of $30,000 in the same period of 2009.  Net other expense was $39,000 in the first six months of 2010 compared to net other income of $19,000 in the first six months of 2009.  The increases in other expense (income), net for the three and six months ended June 30, 2010 were primarily due to losses from foreign currency transactions.

Income taxes

The effective tax rate for the three and six month periods ended June 30, 2010 was 17% compared to 34% in the same periods of 2009.  The decrease in the effective tax rate for the three and six months ended June 30, 2010 was the result of tax credits of approximately $180,000 related to the donation of land to the city of Bridgeport, CT. The decrease in the effective tax rate was also caused in part by a higher proportion of earnings in foreign jurisdictions with a lower tax rate.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2010, working capital increased approximately $4.4 million compared to December 31, 2009. Inventory increased by approximately $570,000 at June 30, 2010 compared to December 31, 2009. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 at June 30, 2010 compared to 1.9 at December 31, 2009.  Accounts receivable increased by approximately $9.7 million at June 30, 2010 compared to December 31, 2009. The average number of days sales outstanding in accounts receivable was 59 days at June 30, 2010 compared to 61 days at December 31, 2009.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2010	December 31, 2009
(in thousands)
Working capital	$33,374	$28,953
Current ratio	4.19	5.26
Long term debt to equity ratio	52.7%	37.2%

During the first six months of 2010, total debt outstanding under the Company’s recently modified credit facility, increased by $4.0 million compared to total debt at December 31, 2009. As of June 30, 2010, $13,125,000 was outstanding and $4,875,000 was available for borrowing under the Company’s credit facility.

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

As discussed in Note 2, at June 30, 2010 the Company had approximately $546,000 remaining in its accrual for environmental remediation, with approximately $230,000 classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage loan at 6 percent interest. Payments of principal and interest on the mortgage are due monthly and will also help fund the remediation.

As noted earlier, the Company was adversely affected by the ongoing labor shortages in southeast China. However, due to the seasonal nature of the back to school business and steps taken by management, the Company does not anticipate the same level of expedited freight costs in the third quarter as it had incurred in the second quarter.

Cash expected to be generated from operating activities, together with funds available under the Company’s revolving credit facility, and are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  —Defaults Upon Senior Securities

None.

Item 4 — Removed and Reserved

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

Dated: August 12, 2010

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 12, 2010