Form 10-Q
period 2010-09-30
ACME UNITED CORP
filed 2010-11-12
CIK 2098

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
____________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No [X]

As of November 5, 2010 the registrant had outstanding 3,061,837 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,232	$6,519
Accounts receivable, less allowance	14,943	10,704
Inventories:
Finished goods	19,559	16,337
Work in process	382	97
Raw materials and supplies	31	966
	19,972	17,400
Prepaid expenses and other current assets	1,174	1,133
Total current assets	43,321	35,756
Property, plant and equipment:
Land	164	172
Buildings	2,463	2,558
Machinery and equipment	8,695	8,170
	11,322	10,900
Less accumulated depreciation	9,197	8,812
	2,126	2,088
Note receivable	1,852	1,891
Other assets	2,471	2,574
Total assets	$49,769	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$4,490	$3,546
Other accrued liabilities	2,925	3,257
Total current liabilities	7,415	6,803
Bank debt	15,420	9,154
Other	1,721	1,811
Total liabilities	24,556	17,768

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,361,774 shares in 2010
and 4,313,024 shares in 2009,
including treasury stock	10,903	10,783
Additional paid-in capital	4,489	4,208
Retained earnings	22,454	20,508
Treasury stock, at cost - 1,305,237 shares
in 2010 and 1,155,165 shares in 2009	(11,711)	(10,144)
Accumulated other comprehensive income:
Translation adjustment	212	321
Unrecognized pension costs	(1,134)	(1,134)
	(922)	(813)
Total stockholders’ equity	25,213	24,541
Total liabilities and stockholders’ equity	$49,769	$42,309

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net sales	$16,083	$15,269	$49,789	$45,727
Cost of goods sold	10,426	9,771	31,468	28,827

Gross Profit	5,657	5,498	18,321	16,900

Selling, general and administrative expenses	5,000	4,864	15,418	14,166
Operating income	657	634	2,903	2,734

Non-operating items:
Interest:
Interest expense	86	38	217	124
Interest income	(39)	(31)	(112)	(97)
Interest expense, net	47	7	105	27
Other (income) expense, net	(3)	(461)	36	(480)
Total other expense (income)	44	(454)	141	(453)
Income before income taxes	613	1,088	2,762	3,187
Income tax expense	1	360	371	1,076
Net income	$612	$728	$2,391	$2,111

Basic earnings per share	$0.20	$0.22	$0.76	$0.64

Diluted earnings per share	$0.19	$0.22	$0.74	$0.63

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,111	3,290	3,147	3,318
Weighted average number of dilutive stock options
outstanding	80	63	71	45
Denominator used for diluted per share computations	3,192	3,353	3,218	3,363

Dividends declared per share	$0.06	$0.05	$0.16	$0.15

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net income	$2,391	$2,111
Adjustments to reconcile net income
to net cash (used) provided by operating activities:
Depreciation	572	594
Amortization	86	85
Stock compensation expense	280	214
Change in estimated cost of environmental remediation	-	(460)
Changes in operating assets and liabilities:
Accounts receivable	(4,302)	(983)
Inventories	(2,678)	4,275
Prepaid expenses and other current assets	(7)	(18)
Accounts payable	979	(400)
Other accrued liabilities	(315)	(39)
Total adjustments	(5,385)	3,268
Net cash (used) provided by operating activities	(2,994)	5,379

Investing Activities:
Purchase of property, plant, and equipment	(644)	(443)
Purchase of patents and trademarks	(79)	(81)
Net cash used by investing activities	(723)	(524)

Financing Activities:
Net (repayment) borrowing of bank debt	6,266	(2,395)
Proceeds from issuance of common stock	123	44
Distributions to stockholders	(472)	(500)
Purchase of treasury stock	(1,566)	(868)
Net cash provided (used) by financing activities	4,350	(3,719)

Effect of exchange rate changes	80	238
Net change in cash and cash equivalents	713	1,374

Cash and cash equivalents at beginning of period	6,519	5,225

Cash and cash equivalents at end of period	$7,232	$6,599

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

The Company has evaluated events and transactions subsequent to September 30, 2010 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million, of which $2.0 million was secured by a mortgage on the property.  The property consists of approximately four acres of land and 48,000 sq. feet of warehouse space.  The property was the site of the Company’s original scissor factory which opened in 1887 and was closed in 1996.

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company is required to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual included the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At September 30, 2010, the Company had approximately $470,000 remaining in its accrual for environmental remediation, of which approximately $150,000 was classified as a current liability at that date.

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

The change in the accrual for environmental remediation for the nine months ended September 30, 2010 follows (in thousands):

Balance at December 31, 2009	Payments	Balance at September 30, 2010

$ 681	$ (208)	$ 473

Also, as part of the sale, the Company provided the buyer with a mortgage loan of $2.0 million at six percent interest. The mortgage is payable in monthly installments of principal and interest with the remaining outstanding balance due in full, one year after remediation  and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Components of net periodic benefit cost:
Interest cost	$31	$38	$92	$114
Service cost	6	$6	19	$19
Expected return on plan assets	(24)	$(24)	(72)	$(71)
Amortization of prior service costs	2	$2	7	$7
Amortization of actuarial loss	39	$42	116	$126
	$54	$65	$162	$195

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company is required to contribute approximately $270,000.  Through September 30, 2010, the Company has contributed approximately $230,000 and expects to make additional contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $18 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on February 1, 2012. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of September 30, 2010 and December 31, 2009, the Company had outstanding borrowings of $15,420,000 and $9,154,000, respectively, under the revolving loan agreement.

During the three and nine months ended September 30, 2010, the Company issued 25,000 and 49,050 shares of common stock upon the exercise of outstanding stock options and received total proceeds of  $72,800 and $122,925, respectively.  During the three and nine months ended September 30, 2010, the Company repurchased 84,622 and 150,072 shares of common stock for its treasury.  These shares were purchased at fair market value, with a total cost to the Company of $848,841 and $1,566,290, respectively.

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

Financial data by segment:
(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales to external customers:
United States	$12,220	$11,145	$36,845	$34,520
Canada	1,765	1,770	6,214	5,680
Europe	2,098	2,354	6,730	5,527
Consolidated	$16,083	$15,269	$49,789	$45,727

Operating income (loss):
United States	$583	$593	$2,462	$2,833
Canada	185	80	703	325
Europe	(111)	(39)	(262)	(424)
Consolidated	$657	$634	$2,903	$2,734

Interest expense, net	47	7	105	27
Other (income) expense, net	(3)	(461)	36	(480)
Consolidated income before taxes	$613	$1,088	$2,761	$3,187

Assets by segment:
	September 30,	December 31,
	2010	2009
United States	$37,940	$31,377
Canada	5,885	5,606
Europe	5,944	5,326
Consolidated	$49,769	$42,309

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $90,866 and $67,618 for the quarters ended September 30, 2010 and September 30, 2009, respectively. Share-based compensation expense was $280,066 and $214,006 for the nine months ended September 30, 2010 and September 30, 2009, respectively. During the three months ended September 30, 2010, the Company issued a total of 114,000 options with a weighted average fair value of $2.52 per share. During the nine months ended September 30, 2010 the Company issued a total of 202,000 options with a weighted average fair value of $2.71. The Company did not issue options during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Company issued 151,000 options with a weighted average fair value of $2.34 per share. The assumptions used to value option grants for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected life in years	5	NA	5	5
Interest rate	1.55%	NA	1.55% - 2.54%	1.82% - 2.95%
Volatility	0.335	NA	0.335 – 0.359	0.384 – 0.386
Dividend yield	2.3%	NA	1.8 - 2.3%	2.5%

As of September 30, 2010, there was a total of $741,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and September 30, 2009 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$612	$728	$2,391	$2,111
Other comprehensive income / (loss) -
Foreign currency translation	547	530	(58)	717
Comprehensive income	$1,160	$1,258	$2,333	$2,829

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

Results of Operations

Net sales

Consolidated net sales for the three months ended September 30, 2010 were $16,083,000 compared with $15,269,000 in the same period in 2009, a 5% increase (6% in local currency). Consolidated net sales for the nine months ended September 30, 2010 were $49,789,000, compared with $45,727,000 for the same period in 2009, a 9% increase (8% in local currency). Net sales for the three and nine months ended September 30, 2010 in the U.S. segment increased 10% and 7%, respectively, compared with the same periods in 2009.  The increases in net sales for the three and nine months ended September 30, 2010 was primarily due to higher sales of the iPoint pencil sharpener, and growth with mass market customers. Net sales in Canada for the three months ended September 30, 2010 remained constant in U.S. dollars but declined 5% in local currency. Net sales in Canada for the nine months ended September 30, 2010 increased 9% in U.S. dollars but decreased approximately 2% in local currency compared with the same periods in 2009. The decline in net sales in Canada for the three and nine months was primarily due to soft demand for the Company’s products in the commercial channel.  Net sales in Europe for the three months ended September 30, 2010 decreased 11% in U.S. dollars (1% in local currency) compared with the same period in 2009.  The decline in sales for the third quarter 2010 sales was primarily due to the timing of mass market promotional sales which took place in the prior quarter. Net sales in Europe for the nine months ended September 30, 2010 increased 22% in U.S. dollars (29% in local currency) compared with the same period in 2009.  The increase in net sales in Europe for the nine month period is primarily due to market share gains in the mass market and office channel.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended September 30, 2010 was $5,657,000 (35.2% of net sales) compared to $5,498,000 (36.0% of net sales) for the same period in 2009.  Gross profit for the nine months ended September 30, 2010 was $18,321,000 (36.8% of net sales) compared to $16,900,000 (36.9% of net sales) in the same period in 2009.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2010 were $5,000,000 (31.1% of net sales) compared with $4,864,000 (31.8% of net sales) for the same period of 2009, an increase of $136,000. SG&A expenses for the nine months ended September 30, 2010 were $15,418,000 (31.0% of net sales) compared with $14,166,000 (31.0% of net sales) in the comparable period of 2009, an increase of $1,252,000. The increase in SG&A expenses for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was primarily the result of higher freight expense and sales commissions as a result of higher sales as well as higher personnel related expenses.

Operating income

Operating income for the three months ended September 30, 2010 was $657,000 compared with $634,000 in the same period of 2009. Operating income for the nine months ended September 30, 2010 was $2,903,000 compared to $2,734,000 in the same period of 2009.  Operating income in the U.S. segment remained relatively constant for the three months and declined by $371,000 for the nine months, compared to the same periods in 2009. The decline in operating income for the nine months is principally due to higher SG&A expenses and higher air freight costs.  Operating income in the Canadian segment increased by $105,000 and $378,000 for the three and nine months, respectively, compared to the same periods in 2009.  The increase in operating income in Canada is principally due to the improved gross margins as a result of a stronger Canadian dollar which reduces the cost of goods. The operating loss in Europe increased by $72,000 for the three months and decreased by $162,000 for the nine months ended September 30, 2010 compared to the same periods in 2009. The improvement in the operating loss for the nine month period is principally due to the increased sales in Europe.

Interest expense, net

Interest expense, net for the three months ended September 30, 2010 was $47,000, compared with $7,000 for the same period of 2009, a $40,000 increase.  Interest expense, net for the nine months ended September 30, 2010 was $105,000 compared to $27,000 for the same period in 2009, a $78,000 increase. The increase in interest expense, net for both the three and nine months ended September 30, 2010 was primarily the result of higher interest rates on the Company’s debt outstanding under its revolving loan agreement as well as higher average borrowings during those periods.

Other expense (income), net

Net other income was $3,000 in the three months ended September 30, 2010 compared to net other income of $461,000 in the same period of 2009.  Net other expense was $36,000 in the first nine months of 2010 compared to net other income of $480,000 in the first nine months of 2009.  The decreases in other expense (income), net for the three and nine months ended September 30, 2010 was primarily due to  the one time gain recorded in the third quarter of 2009 of approximately $460,000 which resulted from completion below estimated costs of a major portion of the remediation of the Bridgeport property which was sold in December 2008.

Income taxes

The effective tax rate for the three and nine month periods ended September 30, 2010 was 0% and 13%, respectively, compared to 33% and 34%, respectively, in the same periods of 2009.  The decrease in the effective tax rate for the three and nine months ended September 30, 2010 were the result of tax credits of approximately $120,000 for the three months and approximately $300,000 for the nine months ended September 30, 2010 related to the donation of land to the city of Bridgeport, CT. The decrease in the effective tax rate was also caused in part by a higher proportion of earnings in foreign jurisdictions with a lower tax rate.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2010, working capital increased approximately $7.0 million compared to December 31, 2009. Inventory increased by approximately $2.6 million at September 30, 2010 compared to December 31, 2009. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 at September 30, 2010 compared to 1.9 at December 31, 2009.  Accounts receivable increased by approximately $4.2 million at September 30, 2010 compared to December 31, 2009. The increase in accounts receivable was related to the increase in sales as well as the timing of customer payments.  The average number of days sales outstanding in accounts receivable was 63 days at September 30, 2010 compared to 61 days at December 31, 2009.

The Company's working capital, current ratio and long-term debt to equity ratio follow (in thousands):

	September 30, 2010	December 31, 2009

Working capital	$35,907	$28,953
Current ratio	5.84	5.26
Long term debt to equity ratio	61.2%	37.2%

During the first nine months of 2010, total debt outstanding under the Company’s revolving credit facility, increased by $6.3 million compared to total debt at December 31, 2009. As of September 30, 2010, $15,420,000 was outstanding and $2,580,000 was available for borrowing under the credit facility.  The increase in borrowings under the credit facility was primarily related to the increase in working capital and the repurchase of common shares for treasury.

On January 26, 2010, the Company modified its revolving loan agreement with Wachovia Bank; the amendments include (a) a decrease in the maximum borrowing amount from $20 million to $18 million; (b) an extension of the maturity date of the loan from September 30, 2010 to February 1, 2012; (c) an increase in the interest rate to LIBOR plus 2% (from LIBOR plus 7/8%) and (d) modification of certain covenant restrictions.  Funds borrowed under the credit facility may be used for working capital, general operating expenses, share repurchases and certain other purposes.

As discussed in Note 2, at September 30, 2010 the Company had approximately $473,000 remaining in its accrual for environmental remediation, with approximately $150,000 classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage loan at 6 percent interest. Payments of principal and interest on the mortgage are due monthly and will also be used fund the remediation.

Cash expected to be generated from operating activities, together with funds available under the Company’s revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2010

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 12, 2010