Form 10-K
period 2010-12-31
ACME UNITED CORP
filed 2011-03-11
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-07698
ACME UNITED CORPORATION
 Exact name of registrant as specified in its charter

Connecticut	06-0236700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Round Hill Road
Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code      (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
$2.50 par value Common Stock	NYSE Amex

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [_]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [_]   NO [X]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [X]   NO [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES [_]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,234,273. Registrant had 3,069,837 shares of its $2.50 par value Common Stock outstanding as of March 2, 2011.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 25, 2011 is incorporated into the Company’s 2010 Annual Report on Form 10-K, Part III.

PART I
Item 1.  Business

General
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.  The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office, hardware and industrial markets.  The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China).  The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities.  The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities.  Net sales in 2010 were: United States (including Asia) - $47.2 million, Canada - $7.7 million, and Europe - $8.2 million.

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

Cutting
Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, knives, hobby knives and blades, utility knives, pruners, loppers, saws, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2010 included Westcott TrimAir® paper trimmers with patented titanium coating and a proprietary blade change system for rotary and personal trimmers.  Products introduced in 2009 included  Westcott Ultra Soft Handle scissors with anti-microbial product protection, True Professional™ sewing shears as well as a line of iPoint® pencil sharpeners utilizing the Company’s proprietary non-stick coating. The Company also added to its KleenEarth® family of recycled products by modifying the production process to allow for multi-colored products as opposed to the traditional black. Two years ago, the Company acquired the patents and intellectual property of Camillus Cutlery, the oldest knife company in the United States and in 2009, launched a new family of knives with proprietary designs and high performance titanium carbonitride coatings. In 2010 Camillus expanded the range of knives for tactical outdoor sporting use.  In 2010 Clauss introduced high performance marine tools for saltwater fishing.  In 2008 the Company began shipping the Clauss Speedpak utility knife with replaceable cartridges.

Measuring
Principal products within the measuring instrument category are rulers, math tools and tape measures.  Recent product introductions included Westcott branded erasers, compasses and protractors and rulers and math kits with anti-microbial product protection.

Safety
Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills.  The 2010 addition of Physicians Care Antacid followed additions of sinus and cough/cold medications in 2009. Products introduced in 2009 included PhysiciansCare Emergency Care Responder Kits, Flu Care Kits and a line of safety products with Microban.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $486,778 in 2010 and $440,378 in 2009.

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

Product Distribution

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains.  In each of 2010 and 2009, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 21% of consolidated net sales in 2010 and 20% in 2009.

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

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws.  The Company believes that there are no environmental matters that would have a material financial impact on the Company. The Company believes that no material adverse financial impact is expected to result from compliance with current environmental rules and regulations.  In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company is responsible for environmental remediation on the property in accordance with the Connecticut Transfer Act. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the Bridgeport property.

Employees

As of December 31, 2010, the Company employed 132 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Available Information

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Uncertainty in the global economy could negatively impact our business.
Uncertainty in the global economy could adversely affect our customers and our suppliers and businesses such as ours. In addition, any uncertainty could have a variety of negative effects on the Company such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

Loss of a major customer could result in a decrease in the Company’s future sales and earnings.
In 2010 and 2009, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 21% in 2010 and 20% in 2009. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of the Company’s future sales and earnings.

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
The Company’s success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and processes. The Company has obtained certain domestic and foreign patents, and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible competing products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property or legal defense of such action could have a material adverse effect on the Company.

The Company may need to raise additional capital to fund its operations.
The Company’s management believes that, under current conditions,  the Company’s current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with Wells Fargo Bank, will be sufficient to fund planned operations for the next twelve months. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or adequately respond to competitive pressures.

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
The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations. Refer to Note 16 – Sale of Property - of the Notes to Consolidated Financial Statements for further discussion on the environmental costs related to the sale of property by the Company.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties
The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 175,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada.  Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou, China.

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

Item 4.  Reserved

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the NYSE Amex under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE Amex for the Common Stock for the periods indicated:

Year Ended December 31, 2010	High	Low	Dividends Declared
Fourth Quarter	$10.64	$9.40	$.06
Third Quarter	11.00	9.62	.06
Second Quarter	13.04	10.21	.05
First Quarter	11.73	8.55	.05

Year Ended December 31, 2009
Fourth Quarter	$10.29	$8.11	$.05
Third Quarter	9.30	7.82	.05
Second Quarter	8.24	6.53	.05
First Quarter	8.37	5.95	.05

As of March 4, 2011 there were approximately 1,301 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2006 to 2010: (a) the NYSE Amex Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the NYSE Amex, and (ii) have a market capitalization of $30 million to $35 million.

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

During the fourth quarter of 2010, the Company announced a Common Stock repurchase program of 200,000 shares.  This program does not have an expiration date.  During the twelve months ended December 31, 2010, the Company repurchased 150,072 shares of its Common Stock at an average price of $10.44, all of which were purchased under a previously announced program. As of December 31, 2010, there were 200,000 shares that may be purchased under the repurchase program announced in 2010.

Set forth in the table below is certain information regarding purchases of Common Stock by the Company during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under these Plans or Programs
October 1 - 31		$ -	-	0
November 1 - 30		$ -	-	200,000
December 1 - 31		$ -	-	200,000

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

	2010	2009	2008	2007	2006
Net sales	$63,149	$59,149	$68,719	$63,173	$56,863
Net income	$2,573	$2,842	$4,467	$4,022	$3,886
Total assets	$49,581	$42,309	$45,424	$42,222	$35,021
Long-term debt, less current portion	$13,522	$9,154	$11,749	$10,187	$10,218
Net income
Per share (Basic)	$0.82	$0.86	$1.28	$1.14	$1.11
Per share (Diluted)	$0.81	$0.85	$1.24	$1.09	$1.05
Dividends per share	$0.22	$0.20	$0.18	$0.16	$0.12

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Intangible Assets.  Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  The weighted average amortization period for intangible assets at December 31, 2010 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2010 and 2009, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets increased to $1,866,231 as of December 31, 2010, from $1,863,648 as of December 31, 2009.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 4.42% to be appropriate as of December 31, 2010, which is a decrease of 0.64 percentage points from the rate used as of December 31, 2009. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2010 by $0.5 million.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 8.25% for 2010. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements.

Accounting for Stock-Based Compensation.  Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period.  The Company uses the Black-Scholes option - pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which  vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 - Stock Option Plans - in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

Results of Operations 2010 Compared with 2009

Net Sales

Net sales increased by $4,000,386 or 7% (6% in constant currency) in 2010 to $63,148,933 compared to $59,148,547 in 2009.  The U.S. segment sales increased by $2,276,000 or 5% in 2010 compared to 2009.  Sales in Canada increased by $687,000 or 10% (constant in local currency) in 2010 compared to 2009.  European sales increased by $1,038,000 or 14% in U.S. dollars (22% in local currency) in 2010 compared to 2009.

The increase in net sales for the twelve months ended December 31, 2010 in the U.S. was primarily due to higher sales of the iPoint pencil sharpeners as the result of increased market share and increased sales of the Company’s non stick products.  The increase in net sales in Europe for the twelve months ended December 31, 2010 was primarily due to an increase in sales into the mass market and office channels.

Gross Profit

Gross profit was 37% of net sales in 2010 and 2009.  The increased leveraging effect from higher sales was offset by higher airfreight expense (approximately 100 bps).  The higher airfreight expense was incurred primarily in the second quarter as the result of well publicized labor shortages in southeast China leading to slower production at the Company’s suppliers.  The expedited freight costs were necessary to meet customer delivery schedules.

Selling, General and Administrative

Selling, general and administrative expenses were $20,385,000 in 2010 compared with $19,047,000 in 2009, an increase of $1,338,000 or 7%.  SG&A expenses were 32% of net sales in 2010 compared to 32% in 2009.  The increase in SG&A expenses was primarily related to incremental shipping and commission costs as a result of higher sales as well as higher personnel related expenses.

Operating Income

Operating income was $2,980,000 in 2010, compared with $3,027,000 in 2009, a decrease of $47,000.  Operating income in the U.S. segment declined by approximately $498,000 mainly due to higher airfreight expense of approximately $500,000. Operating income increased in Canada by $391,000 mainly due to improved gross margins as the result of strong buying power of the Canadian dollar. The European operating loss declined by $59,000.

Interest Expense, Net

Net interest expense for 2010 was $142,000, compared with $26,000 for 2009, an increase of $116,000. The increase in interest expense, net for 2010 was primarily the result of higher average interest rates under the Company's bank revolving loan agreement combined with higher average borrowings during 2010 compared to 2009.

Other Income, Net

Net other income was $72,000 in 2010 compared to $452,000 in 2009.  The decrease in other income, net for 2010 was primarily related to a $460,000 benefit recorded for the change in estimated costs associated with the remediation of the Bridgeport property in 2009 compared to $100,000 in 2010.

Income Tax

The effective tax rate in 2010 was 12%, compared to 18% in 2009.  The lower effective tax rates in both years compared to historical rates were primarily the result of tax credits associated with donation of property, located in Bridgeport, CT, to the city of Bridgeport.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2010.

Liquidity and Capital Resources

During 2010, working capital increased by approximately $4.4 million compared to December 31, 2009.  Inventory increased by approximately $4.9 million in anticipation of seasonal sales in 2011. Inventory turnover, calculated using a twelve month average inventory balance, increased to 2.1 from 1.9 at December 31, 2009.

Receivables increased approximately $1.6 million at December 31, 2010 compared to December 31, 2009. The average number of days sales outstanding in accounts receivable was 65 days in 2010 compared to 61 days in 2009.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	2010	2009

Working Capital	$33,409,776	$28,952,754
Current Ratio	4.62	5.26
Long-Term Debt to Equity Ratio	53.3%	37.3%

During 2010, total debt outstanding under the Company’s revolving credit facility (referred to below) increased by approximately $4.4 million compared to total debt at December 31, 2009. As of December 31, 2010, $13,522,000 was outstanding and $4,478,000 was available for borrowing under the revolving credit facility.

On February 23, 2011, the Company modified its revolving loan agreement with Wells Fargo Bank; the amendments include an increase in the maximum borrowing amount from $18 million to $20 million; and an extension of the maturity date of the loan from February 1, 2012 to March 31, 2013.  Funds borrowed under the Modified Loan Agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.

Under the provisions of the modified loan agreement, the Company, among other things, is restricted with respect to outside borrowings, investments and mergers.  Further, the modified loan agreement requires the Company to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio. This modified loan agreement continues to be secured by the assets of the U.S. parent company. This modification did not change the permissible use of funds or the quantitative covenants that the Company is required to comply with. The Company was in compliance with all financial covenants under the revolving loan agreement as of and through December 31, 2010, and believes it will be able to continue to comply with these covenants under the modified moan agreement for the remainder of the term of the credit facility.

Capital expenditures during 2010 and 2009 were $937,083 and $566,939, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.  Capital expenditures in 2011 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for the next twelve months.

Recently Issued Accounting Standards

There were no recently issued or newly adopted accounting standards that were applicable to the preparation of our consolidated financial statements for 2010 or that may become applicable to the preparation of our consolidated financial statements in the future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009

Net sales	$63,148,933	$59,148,547

Cost of goods sold	39,783,509	37,075,060

Gross profit	23,365,424	22,073,487

Selling, general and administrative expenses	20,385,268	19,046,864
Operating income	2,980,156	3,026,623

Non operating items:
Interest:
Interest expense	(301,304)	(155,008)
Interest income	159,555	129,334
Interest expense, net	(141,749)	(25,674)
Other income	72,440	452,005
Total other (expense) income , net	(69,309)	426,331
Income before income tax expense	2,910,847	3,452,954
Income tax expense	337,883	610,867
Net income	$2,572,964	$2,842,087

Earnings per share:
Basic	$0.82	$0.86
Diluted	$0.81	$0.85

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,601,416	$6,519,065
Accounts receivable, less allowance	12,330,665	10,703,433
Inventories	22,292,909	17,400,270
Deferred income taxes	206,732	180,241
Prepaid expenses and other current assets	1,195,613	952,946
Total current assets	42,627,335	35,755,955

Property, plant and equipment:
Land	160,405	171,660
Buildings	2,438,073	2,558,572
Machinery and equipment	8,904,675	8,169,641
Total property, plant and equipment	11,503,153	10,899,873
Less: accumulated depreciation	9,287,397	8,811,705
Net plant, property and equipment	2,215,756	2,088,168
Note receivable	1,839,262	1,891,604
Intangible assets, less accumulated amortization	1,866,231	1,863,648
Deferred income taxes	943,606	621,270
Other assets	88,828	88,828
Total assets	$49,581,018	$42,309,473

LIABILITIES
Current liabilities:
Accounts payable	$5,678,910	$3,546,139
Other accrued liabilities	3,538,649	3,257,062
Total current liabilities	9,217,559	6,803,201
Long-term debt	13,522,000	9,154,000
Other accrued liabilities - non current	1,489,648	1,811,022
Total liabilities	24,229,207	17,768,223

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,374,574 shares in 2010 and 4,313,024
shares in 2009, including treasury stock	10,935,676	10,782,555
Treasury stock, at cost, 1,305,237 shares in 2010
and 1,155,165 shares in 2009	(11,710,616)	(10,144,325)
Additional paid-in capital	4,603,194	4,208,112
Accumulated other comprehensive loss	(875,157)	(812,970)
Retained earnings	22,398,714	20,507,878
Total stockholders' equity	25,351,811	24,541,250
Total liabilities and stockholders' equity	$49,581,018	$42,309,473

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2008	3,343,368	10,732,555	(8,406,722)	3,906,000	(1,663,361)	18,319,191	22,887,663
Net income						2,842,087	2,842,087
Translation adjustment					709,421		709,421
Change in pension plan
net prior service credit and
actuarial losses, net of tax
of $82,218					140,970		140,970
Comprehensive income							3,692,478
Stock compensation expense				308,337			308,337
Distribution to shareholders						(653,400)	(653,400)
Issuance of common stock	20,000	50,000		(6,225)			43,775
Purchase of treasury stock	(205,509)		(1,737,603)				(1,737,603)
Balances, December 31, 2009	3,157,859	$10,782,555	$(10,144,325)	$4,208,112	$(812,970)	$20,507,878	$24,541,250
Net income						2,572,964	2,572,964
Translation adjustment					(40,237)		(40,237)
Change in pension plan
net prior service credit and
actuarial losses, net of tax
of $35,049					(21,950)		(21,950)
Comprehensive income							2,510,777
Stock compensation expense				385,732			385,732
Distribution to shareholders						(682,128)	(682,128)
Issuance of common stock	61,550	153,121		9,350			162,471
Purchase of treasury stock	(150,072)		(1,566,290)				(1,566,290)
Balances, December 31, 2010	3,069,337	10,935,676	(11,710,616)	4,603,194	(875,157)	22,398,714	$25,351,811

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Operating activities:
Net income	$2,572,964	$2,842,087
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Depreciation	755,334	803,902
Amortization	114,822	113,987
Stock compensation expense	385,732	308,337
Deferred income taxes	(348,713)	(280,188)
Change in estimated cost of environmental remediation	(100,000)	(457,379)
Changes in operating assets and liabilities
Accounts receivable	(1,635,185)	49,438
Inventories	(5,015,837)	4,668,500
Prepaid expenses and other current assets	(137,266)	43,310
Accounts payable	2,208,634	(149,341)
Other accrued liabilities	64,430	(1,361,210)
Total adjustments	(3,708,048)	3,739,356
Net cash (used) provided by operating activities	(1,135,084)	6,581,443
Investing activities:
Purchase of property, plant and equipment	(937,083)	(566,939)
Purchase of patents and trademarks	(117,405)	(132,244)
Net cash used by investing activities	(1,054,488)	(699,183)
Financing activities:
Net borrowings (repayments) of long-term debt	4,368,000	(2,565,000)
Distributions to shareholders	(655,832)	(662,547)
Purchase of treasury stock	(1,566,290)	(1,737,603)
Issuance of common stock	162,475	43,775
Net cash provided (used) by financing activities	2,308,353	(4,921,375)
Effect of exchange rate changes	(36,429)	333,616
Net increase in cash and cash equivalents	82,351	1,294,501
Cash and cash equivalents at beginning of year	6,519,065	5,224,564
Cash and cash equivalents at end of year	$6,601,416	$6,519,065

Supplemental cash flow information
Cash paid for income taxes	$464,576	$1,334,358
Cash paid for interest expense	$278,165	$165,092

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year.  Resulting translation adjustments are made directly to accumulated other comprehensive loss.  Foreign currency transaction gains and losses are recognized in operating results.  Foreign currency transaction losses, which are included in other income, net, were $58,992 in 2010 and $35,519 in 2009.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable, at the date of purchase are considered cash equivalents.  Included with the cash and equivalents are Certificates of Deposit totaling $3.0 million.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $57,125 in 2010 and $71,629 in 2009.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  Patents and trademarks are amortized over their estimated useful lives.  The weighted average amortization period for intangible assets at December 31, 2010 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At December 31, 2010 and 2009, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($486,778 in 2010 and $440,378 in 2009) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($2,656,653 in 2010 and $2,529,743 in 2009) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place.  Advertising costs ($1,039,302 in 2010 and $1,066,860 in 2009) are included in selling, general and administrative expenses.

Subsequent events - The Company has evaluated events and transactions subsequent to December 31, 2010 through the date our consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentrations – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations.  In 2010, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables. In 2010 and 2009, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 21% in 2010 and 20% in 2009.

3. Inventories
Inventories consisted of:	2010	2009
Finished goods	$21,108,954	$16,337,034
Work in process	171,673	97,297
Materials and supplies	1,012,282	965,939
	$22,292,909	$17,400,270

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $470,749 as of December 31, 2010 and $421,685 as of December 31, 2009.

4. Intangible Assets
Intangible assets consisted of:	2010	2009
Patents	$1,794,754	$1,695,881
Trademarks	554,590	534,058
	2,349,344	2,229,939
Accumulated amortization	483,113	366,291
	$1,866,231	$1,863,648

Amortization expense for patents and trademarks for the years ended December 31, 2010, and 2009 were $114,822 and $113,987, respectively.   The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows:  2011 - $118,190; 2012 - $116,733; 2013 - $116,594; 2014 - $103,365; and 2015 - $90,656.

5. Other Accrued Liabilities
Other current and long-term accrued liabilities consisted of:
	2010	2009
Customer rebates	$2,436,993	$2,489,410
Remediation liability	343,539	681,444
Pension liability	1,164,217	1,308,655
Other	1,083,548	588,575
	$5,028,297	$5,068,084

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2010, the Company contributed $265,000 to the plan and expects to contribute approximately $300,000 during 2011.

The plan asset weighted average allocation at December 31, 2010 and December 31, 2009, by asset category, were as follows:

Asset Category	2010	2009
Equity Securities	68%	70%
Fixed Income Securities	30%	30%
Other Securities / Investments	2%	0%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments.  Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of each December 31, 2010 and 2009, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $95,200 and $91,993, respectively.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
Money Market Fund	$36,002	$-	$-	$36,002
Acme United Common Stock	95,200	-	-	95,200
Equity Common and Collected Funds	-	795,384	-	795,384
Fixed Income Common and Collected Funds	-	388,842	-	388,842
Total	$131,202	$1,184,226	$-	$1,315,428

Other disclosures related to the pension plan follow:

	2010	2009
Assumptions used to determine benefit obligation:
Discount rate	4.42%	5.06%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(2,555,196)	$(2,641,926)
Interest cost	(122,416)	(151,990)
Service cost	(25,000)	(25,000)
Amendment	-	-
Actuarial loss	(117,417)	(99,923)
Benefits and plan expenses paid	340,384	363,643
Benefit obligation at end of year	(2,479,645)	(2,555,196)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,246,541	1,261,036
Actual return on plan assets	144,274	241,408
Employer contribution	264,997	107,740
Benefits and plan expenses paid	(340,384)	(363,643)
Fair value of plan assets at end of year	1,315,428	1,246,541
Funded status	$(1,164,217)	$(1,308,655)

Accrued benefits costs are included in other accrued liabilities (non-current).

	2010	2009
Assumptions used to determine net periodic benefit cost:
Discount rate	5.06%	6.19%
Expected return on plan assets	8.25%	8.25%
Components of net benefit expense:
Interest cost	$122,416	$151,990
Service cost	25,000	25,000
Expected return on plan assets	(95,422)	(94,951)
Amortization of prior service costs	9,154	9,154
Amortization of actuarial loss	154,555	167,500
Net periodic benefit cost	$215,703	$258,693

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2010	2009

Balance at beginning of the year	$1,925,609	$2,148,797
Change in net loss	68,565	(46,534)
Amortization of actuarial loss	(154,555)	(167,500)
Amortization of prior service cost	(9,154)	(9,154)
Change recognized in other comprehensive income	(95,144)	(223,188)
Total recognized in other comprehensive income	$1,830,465	$1,925,609

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,781,982	$1,867,972
Prior service cost	48,483	57,637
Total	$1,830,465	$1,925,609

In 2011, net periodic benefit cost will include approximately $150,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:

2011	$300,000
2012	285,000
2013	268,000
2014	258,000
2015	240,000
Years 2016 - 2020	929,000

The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee.  For the years ended December 31, 2010 and 2009, the Company contributed 50% of employee’s contributions, up to the first 6% of each employee’s contribution.  Total contribution expense under this profit sharing plan was $114,085 in 2010 and $99,882 in 2009.

7. Income Taxes
The amounts of income tax expense (benefit) reflected in operations is as follows:
	2010	2009
Current:
Federal	$103,040	$246,910
State	11,312	28,055
Foreign	594,110	630,500
	708,462	905,465

Deferred:
Federal	(8,160)	(257,441)
State	(356,950)	(22,747)
Foreign	(5,469)	(14,410)
	(370,579)	(294,598)
	$337,883	$610,867

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2010	2009
United States	$12,481	$814,582
Foreign	2,898,366	2,638,372
	$2,910,847	$3,452,954

The following schedule reconciles the amounts of income taxes computed at the United
States statutory rates to the actual amounts reported in operations.

	2010	2009
Federal income
taxes at
34% statutory rate	$989,688	$1,174,004
State and local
taxes, net of
federal income
tax effect	3,322	3,503
Permanent items	24,316	39,505
Charitable Donations	(350,672)	(345,099)
Foreign tax rate difference	(383,179)	(494,861)
Change in deferred income tax
valuation allowance	54,358	233,815

Provision for income taxes	$337,833	$610,867

The following summarizes deferred income tax assets and liabilities:

	2010	2009
Deferred income tax liabilities:
Plant, property
and equipment	$383,875	$356,726
	383,875	356,726

Deferred income tax assets:
Asset valuations	372,774	122,921
Contribution carryforward	309,818	373,925
Operating loss
carryforwards and credits	2,047,287	1,850,929
Pension	522,903	576,114
Foreign tax credit	-	142,000
Other	328,718	85,277
	3,581,500	3,151,166
Net deferred
income tax asset before valuation allowance	3,197,625	2,794,440
Valuation
allowance	(2,047,287)	(1,992,929)
Net deferred
income tax asset	$1,150,338	$801,511

In 2010, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2006 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested.  Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends.  During 2010, the Company repatriated $500,000 of foreign earnings from its Canadian subsidiary and $1,000,000 of foreign earnings from its Asian subsidiary. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly.  Foreign subsidiary earnings of $8,616,398 and $7,220,529 are considered permanently reinvested as of December 31, 2010 and 2009, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2010, the Company has tax operating loss carry forwards aggregating $6,655,596, all of which are applicable to Germany, and can be carried forward indefinitely.

8.  Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with Wells Fargo Bank. As of December 31, 2010, $13,522,000 was outstanding and $4,478,000 was available for borrowing under the Company’s revolving loan agreement.

Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  The Company was in compliance with these financial covenants at December 31, 2010.

On February 23, 2011, the Company modified its revolving loan agreement with Wells Fargo Bank to amend certain provisions of the original agreement.  The amendments include an increase in the maximum borrowing amount from $18 million to $20 million and an extension of the maturity date of the loan from February 1, 2012 to March 31, 2013.  This modified loan agreement continues to be secured by the assets of the U.S. parent company. Funds borrowed under the modified loan agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.

9.  Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $624,734 and $668,297in 2010 and 2009. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2010:  2011 - $592,694; 2012 - $226, 034; 2013 - $143,014; 2014 - $120,562; and 2015 - $69,437.

The Company is involved, from time to time, in disputes and other litigation in the ordinary course of business, including certain environmental and other matters.  The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse effect on its financial position, results of operations, or liquidity.

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

Financial data by segment:

2010
(000's omitted)	United States	Canada	Europe	Consolidated
Sales to unaffiliated customers	$47,184	$7,720	$8,245	$63,149

Operating income (loss)	2,660	807	(487)	2,980
Assets	37,683	6,205	5,691	49,581
Additions to property, plant and equipment	788	40	110	937
Depreciation and amortization	745	52	73	870

2009

Sales to unaffiliated customers	$44,908	$7,033	$7,207	$59,149

Operating income (loss)	3,158	416	(547)	3,027
Assets	31,377	5,606	5,326	42,309
Additions to property, plant and equipment	534	14	20	567
Depreciation and amortization	771	62	85	918

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2010	2009
Total operating income	$2,980	$3,027
Interest expense (income), net	142	26
Other income, net	72	452
Consolidated income before taxes	$2,910	$3,453

Net Income	$2,573	$2,842

11.  Stock Option Plans

The Company has two stock option plans: (1) the 2002 Employee Stock Option Plan, as amended (the “Employee Plan”) and (2) the 2005 Non-Salaried Director Stock Option Plan (the “Director Plan”).

The Employee Plan provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.  The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2010, the number of shares available for grant under the Employee Plan was 62,438.

The Director Plan provides for the issuance of stock options for up to 50,000 shares of the Company's common stock to non-salaried directors.  Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 2,500 share option (the “Annual Option”).  The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2010, the number of shares available for grant under the Director Plan was 8,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2010	2009

Options outstanding at the
beginning of the year	722,500	608,500
Options granted	203,000	151,000
Options forfeited	(25,000)	(17,000)
Options exercised	(61,550)	(20,000)
Options outstanding at
the end of the year	838,950	722,500
Options exercisable at the
end of the year	499,387	482,125
Common stock available for future grants at the end of the year	70,938	98,938
Weighted average exercise price per share:
Granted	$10.13	$7.84
Forfeited	14.77	15.36
Exercised	2.71	2.19
Outstanding	10.38	9.96
Exercisable	10.67	9.62

A summary of options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70 to $5.11	137,700	< 1	$3.47	137,700	$3.47
$5.12 to $8.51	155,500	8	7.71	57,000	7.38
$8.52 to $10.21	184,000	9	9.97	0	0.00
$10.22 to $13.62	121,000	7	12.98	86,500	12.91
$13.63 to $17.02	240,750	5	15.16	218,187	15.18
	838,950			499,387

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

The assumptions used to value option grants for the twelve months ended December 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Expected life in years	5	5
Interest rate	1.55 – 2.54%	1.82 - 2.95%
Volatility	.336-.359	.384-.386
Dividend yield	1.80% - 2.30%	2.50%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 was $385,732 and $308,377, respectively.  At December 31, 2010, there was approximately $662,758 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2010, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2010 and 2009 was $2.71 and $2.34 per option, respectively.  The aggregate intrinsic value of outstanding options was $1,114,904 at December 31, 2010. The aggregate intrinsic value of exercisable options was $954,524 at December 31, 2010.  The aggregate intrinsic value of options exercised during 2010 was $460,923.

12.  Earnings Per Share
The calculation of earnings per share follows:
	2010	2009
Numerator:
Net income	$2,572,964	$2,842,087
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,128,509	3,288,867
Effect of dilutive employee stock options	65,805	63,921
Denominator for dilutive earnings per share	3,194,314	3,352,788
Basic earnings per share	$0.82	$0.86
Dilutive earnings per share	$0.81	$0.85

For 2010 and 2009, respectively, 473,750 and 364,250 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive (loss) income
The components of the accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2008	(388,220)	(1,275,140)	(1,663,361)
Change in net prior service credit
and actuarial losses, net of
income tax expense of $82,218,		140,970	140,970
Translation adjustment	709,421		709,421
Balances, December 31, 2009	$321,201	$(1,134,170)	$(812,970)
Change in net prior service credit
and actuarial losses, net of
income tax expense of $35,053,		(21,950)	(21,950)
Translation adjustment	(40,237)		(40,237)
Balances, December 31, 2010	$280,964	$(1,156,120)	$(875,157)

14.  Financial Instruments
The carrying value of bank debt is a reasonable estimate of fair value because of its short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

15.  Quarterly Data (unaudited)
Quarters (000's omitted, except per share data)

2010	First	Second	Third	Fourth	Total
Net sales	$13,121	$20,585	$16,083	$13,360	$63,149
Cost of goods sold	8,008	13,034	10,426	8,316	39,784
Net income	214	1,566	612	181	2,573
Basic earnings per share	$0.07	$0.50	$0.20	$0.06	$0.82
Diluted earnings per share	$0.07	$0.48	$0.19	$0.07	$0.81
Dividends per share	$0.05	$0.05	$0.06	$0.06	$0.22

2009	First	Second	Third	Fourth	Total
Net sales	$11,297	$19,161	$15,269	$13,422	$59,149
Cost of goods sold	7,000	12,056	9,771	8,248	37,075
Net income	42	1,341	728	731	2,842
Basic earnings per share	$0.01	$0.40	$0.22	$0.23	$0.86
Diluted earnings per share	$0.01	$0.40	$0.22	$0.22	$0.85
Dividends per share	$0.05	$0.05	$0.05	$0.05	$0.20

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the four quarterly earnings per share amounts may not necessarily equal the earnings per share for the year.

16.  Sale of Property

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million.  The property consisted of approximately four acres of land and 48,000 sq. feet of warehouse space.  The property was the site of the original Acme United scissor factory which opened in 1887 and was closed in 1996.

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

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. During 2010, the Company had paid approximately $248,000 for work related to the remediation and has approximately $343,000 remaining in its accrual for environmental remediation, of which approximately $191,000 was classified as a current liability.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the year ended December 31, 2010 follows (in thousands):

Balance at December 31, 2009	Payments	Change in Estimate	Balance at December 31, 2010

$ 681	$ (248)	$ (100)	$ 343

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest.  The mortgage is payable in monthly installments with the outstanding balance due in full, one year after remediation and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

17.  Business Combination

On February 28, 2011, the Company purchased The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and brands for approximately $3.4 million. Pac-Kit sells high quality, unitized ANSI kits to a broad range of customers and distributors. Pac-Kit produces its products in a 40,000 square foot FDA facility in Norwalk, CT and employs 33 people.

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Acme United Corporation

We have audited the accompanying consolidated balance sheet of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp
New Haven, Connecticut
March 11, 2011

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Acme United Corporation

We have audited the accompanying consolidated balance sheet of Acme United Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Hartford, Connecticut
March 8, 2010

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2010.
For information regarding the change in the Company’s independent registered public accounting firm, see the Form 8-k filed on April 21, 2010.

Item 9A. Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	60	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	54	President, Chief Operating Officer and Director
Paul G. Driscoll	50	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	61	Director
Richmond Y. Holden, Jr.	57	Director
Susan H. Murphy	59	Director
Stevenson E. Ward III	65	Director

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

Richmond Y. Holden, Jr.  has served as director since 1998 Since May 2007, Executive Vice President of School Specialty Inc., a distributor of school supplies.  He served as President and Chief Executive Officer of J.L. Hammett Co., a reseller of educational products from 1992 to 2006. The qualifications of Mr. Holden to serve on the Board include his senior management level experience of large complex companies in the educational markets.  In particular, as a result of his experience with School Specialty Inc., a $1 billion reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to educational products, such as marketing, sourcing, pricing and distribution.

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

Item 11.  Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has not engaged in any transactions with related persons in the fiscal year ended December 31, 2010 and there are no transactions with related persons currently proposed.

Information regarding Director Independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 Annual Meeting of Shareholders

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firms

 (a)(2) Financial Statement Schedules

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

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Organization of the Company (1)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (1)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (2)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (2)
3(ii)	Amendment to the Company’s Bylaws (10)
4	Specimen of Common Stock certificate (2)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)

10.2	1992 Amended and Restated Stock Option Plan* (6)
10.2(a)	Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
10.2(b)	Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
10.2(c)	Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
10.2(d)	Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
10.3	Acme United Employee Stock Option Plan dated February 26, 2002* as amended (11)
10.4	Severance Pay Plan dated September 28, 2004*
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (13)*
10.6	2005 Non-Salaried Director Stock Option Plan (12)
10.8	Deferred Compensation Plan dated October 2, 2007
10.9	Fifth Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty
10.10	Sixth Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty*
10.11	Change in Control Plan dated February 24, 2011*
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

(2)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

(3)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.

(7)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

(10)	Previously filed in the Company’s form 8-K filed on February 28, 2006.

(11)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.

(12)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.

(13)	Previously filed in the Company’s Form 8-K filed on December 21, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

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