Form 10-Q
period 2011-03-31
ACME UNITED CORP
filed 2011-05-12
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
____________________________________

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes  [_]     No  [X]

As of April 22, 2011 the registrant had outstanding 3,088,587 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,102	$6,601
Accounts receivable, less allowance	12,711	12,331
Inventories:
Finished goods	22,291	21,109
Work in process	134	172
Raw materials and supplies	929	1,012
	23,354	22,293
Prepaid expenses and other current assets	1,614	1,403
Total current assets	42,780	42,628
Property, plant and equipment:
Land	170	160
Buildings	2,503	2,438
Machinery and equipment	9,401	8,905
	12,073	11,503
Less accumulated depreciation	9,698	9,287
	2,376	2,216
Note receivable	1,825	1,839
Intangible assets, less amortization	3,354	1,866
Other assets	1,032	1,032
Total assets	$51,367	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$3,379	$5,679
Other accrued liabilities	2,406	3,539
Total current liabilities	5,785	9,218
Long-term debt	18,345	13,522
Other	1,523	1,489
Total liabilities	25,653	24,229

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,403,824 shares in 2011
and 4,374,574 shares in 2010,
including treasury stock	11,009	10,936
Additional paid-in capital	4,719	4,603
Retained earnings	22,326	22,399
Treasury stock, at cost - 1,315,237 shares
in 2011 and 1,305,237 in 2010	(11,808)	(11,711)
Accumulated other comprehensive income:
Minimum pension liability	(1,156)	(1,156)
Translation adjustment	625	281
	(531)	(875)
Total stockholders’ equity	25,714	25,352
Total liabilities and stockholders’ equity	$51,367	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2011	2010
Net sales	$14,401	$13,121
Cost of goods sold	9,093	8,008

Gross profit	5,308	5,113

Selling, general and administrative expenses	5,125	4,812
Operating income	183	301

Non-operating items:
Interest:
Interest expense	97	52
Interest income	(50)	(32)
Interest expense, net	47	20
Other (income) expense, net	(25)	14
Total other expense, net	22	34
Income before income taxes	161	267
Income tax expense	41	53
Net income	$120	$214

Basic earnings per share	$0.04	$0.07

Diluted earnings per share	$0.04	$0.07

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,075	3,170
Weighted average number of dilutive stock options
outstanding	30	104
Denominator used for diluted per share computations	3,105	3,274

Dividends declared per share	$0.06	$0.05

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income	$120	$214
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	197	206
Amortization	36	29
Stock compensation expense	84	77
Changes in operating assets and liabilities:
Accounts receivable	316	448
Inventories	393	(1,208)
Prepaid expenses and other assets	(176)	(87)
Accounts payable	(2,684)	520
Other accrued liabilities	(1,133)	(653)
Total adjustments	(2,968)	(668)
Net cash used by operating activities	(2,847)	(454)

Investing Activities:
Purchase of property, plant, and equipment	(178)	(189)
Purchase of patents and trademarks	(24)	(11)
Acquisition of Pac-Kit Safety Company	(3,127)	-
Net cash used by investing activities	(3,329)	(200)

Financing Activities:
Borrowing (repayments) of long-term debt	4,823	(246)
Proceeds from issuance of common stock	105	30
Distributions to stockholders	(184)	(158)
Purchase of treasury stock	(97)	-
Net cash provided (used) by financing activities	4,646	(375)

Effect of exchange rate changes	31	(22)
Net change in cash and cash equivalents	(1,499)	(1,051)

Cash and cash equivalents at beginning of period	6,601	6,519

Cash and cash equivalents at end of period	$5,102	$6,548

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2010 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2011 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At March 31, 2011, the Company had approximately $321,000 remaining in its accrual for environmental remediation, of which approximately $168,000 is classified as a current liability in the accompanying balance sheet.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the three months ended March 31, 2011 follows (in thousands):

Balance at December 31, 2010	Payments	Balance at March 31, 2011
$ 343	$ (22)	$ 321

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest per year. The mortgage is payable in monthly installments with the outstanding balance due in full, one year after remediation  and monitoring on the property have been completed. It is estimated that the remediation project will be completed within five years from the date of the sale.

Note 3 — Pension

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2011	2010

Components of net periodic benefit cost:
Interest cost	$26	$31
Service cost	5	6
Expected return on plan assets	(26)	(24)
Amortization of prior service costs	3	2
Amortization of actuarial loss	38	39
	$45	$54

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute approximately $300,000.

Note 4 — Long Term Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on March 31, 2013. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of March 31, 2011 and December 31, 2010, the Company had outstanding borrowings of $18,345,000 and $13,522,000, respectively, under the revolving loan agreement.

As of March 31, 2011, the Company was not in compliance with its fixed charge coverage ratio covenant.  The covenant requires that the Company maintain a 2 to 1 ratio of EBITDA to fixed charges. At March 31, 2011, the Company’s trailing twelve month EBITDA was approximately $3.9 million, $100,000, or 2.5%, less than the $4.0 million needed for the Company to meet the required minimum ratio. The Company has received a waiver of such covenant for the period ending March 31, 2011.

During the first three months of 2011, the Company issued 29,250 shares of common stock and received proceeds of $104,825 upon the exercise of outstanding stock options.

Note 5— Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada and (3) Europe. The activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “operating segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware and industrial use.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

	Three months ended March 31
Sales to external customers:	2011	2010
United States	$10,559	$9,628
Canada	1,854	1,570
Europe	1,988	1,923
Consolidated	$14,401	$13,121

Operating income:
United States	$120	$378
Canada	150	70
Europe	(87)	(147)
Consolidated	$183	$301

Interest expense, net	47	20
Other (income) expense, net	(25)	14
Consolidated income before taxes	$161	$267

	March 31	December 31
Assets by segment	2011	2010
United States	$39,435	$37,685
Canada	5,789	6,205
Europe	6,143	5,691
Consolidated	$51,367	$49,581

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date.  Compensation expense is recognized over the required service period.   Share-based compensation expense was $83,610 and $77,100 for the quarters ended March 31, 2011 and March 31, 2010, respectively. During the three months ended March 31, 2011and 2010, the Company issued 60,000 and 70,000 employee stock options, respectively, with a weighted average fair value of $2.52 and $2.86, respectively.   As of March 31, 2011, there was $714,576 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees.

Note 7 – Comprehensive Income / (Loss)

Comprehensive income for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended
	March 31
	2011	2010

Net income	$120	$214
Other comprehensive income / (loss) -
Foreign currency translation	344	(126)
Comprehensive income	$464	$88

Note 8 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 9 – Business Combination

On February 28, 2011, the Company purchased The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million, including liabilities assumed of $310,000, using funds borrowed under its revolving loan agreement with Wells Fargo.

The Company recorded $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. The Company incurred approximately $100,000 of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$592
Inventory	$1,196
Equipment	$150
Intangible Assets	$1,500
Total assets	$3,438

Liabilities
Accounts Payable	$310

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact of the Company’s suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

 On February 28, 2011, the Company purchased The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement with Wells Fargo. Pac-Kit sells high quality, unitized  first kits to a broad range of customers and distributors. Pac-Kit produces its products in a 40,000 square foot FDA facility in Norwalk, CT and employs 33 people.

The Company recorded $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. The Company incurred approximately $100,000 of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

Net Sales

Consolidated net sales for the three months ended March 31, 2011 were $14,401,000, compared with $13,121,000, in the same period in 2010, a 10% increase. Net sales in the U.S increased 10% principally due to increased sales of PhysiciansCare and Pac-Kit branded first aid products. Net sales in the Canadian operating segment increased 18% (11% in local currency).  The increase is primarily the result of initial shipments of new products.  Net sales in Europe increased by 3% in U.S. dollars (4% in local currency).

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $5,308,000 (37% of net sales), compared to $5,113,000 (39% of net sales) for the same period in 2010.  The decrease in gross profit as a percentage of sales for the first quarter was principally due to higher sales of seasonal over-the-counter medications which have lower margins than the balance of our products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2011 were $5,125,000 (35.6% of net sales), compared with $4,812,000 (36.7% of net sales) for the same period of 2010, an increase of $313,000. The increase in SG&A expenses for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to higher personnel related costs as well as transaction and integration costs of approximately $100,000 associated with the acquisition of Pac-Kit .

Operating Income

Operating income for the three months ended March 31, 2011 was $183,000, compared with $301,000 in the same period of 2010, a decrease of $118,000. Operating income in the U.S. decreased by $258,000 compared to the same period of 2010. The decrease is principally due to higher S,G&A expenses, including approximately $100,000 of transaction and integration costs related to the acquisition of Pac-Kit.  Operating income in the Canada increased by $80,000 primarily due to an increase in sales.  The operating loss in the European segment decreased by $60,000 in the first quarter of 2011, compared to the same period of 2010, primarily as a result of cost cutting initiatives.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2011, was $47,000, compared with $20,000 for the same period of 2010, an increase of $27,000.  The increase in interest expense, net during the first three months of 2011 over the comparable period in 2010 was primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other income (expense), net

Net other income, consisting primarily of foreign currency transaction gains, was $25,000 in the first quarter of 2011, compared to net other expense of $14,000 in the first quarter of 2010.

Income Taxes

The effective tax rate in the first quarter of 2011 was 26%, compared to 20% in the first quarter of 2010.  The increase in the tax rate is the result of tax credits recorded in the first quarter of 2010 that related to the donation of property the Company owned in Bridgeport, CT, to the City of Bridgeport, CT.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2011, working capital remained essentially constant compared to December 31, 2010. Inventory increased by approximately $1.1 million at March 31, 2011 compared to December 31, 2010. The increase was principally due to the acquisition of the Pac-Kit Company as well as a buildup in advance of the back to school season. Inventory turnover, calculated using a twelve month average inventory balance, increased slightly to 2.0 at March 31, 2011 compared to 1.9 at December 31, 2010.  Receivables increased by approximately $400,000 at March 31, 2011 compared to December 31, 2010. The average number of days sales outstanding in accounts receivable was 65 days at March 31, 2011 compared to 61 days at December 31, 2010.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2011	December 31, 2010

Working capital	$36,995,353	$33,410,000
Current ratio	7.40	4.62
Long term debt to equity ratio	71.3%	53.5%

During the first three months of 2011, total debt outstanding under the Company’s credit facility, increased by approximately $4.8 million compared to total debt at December 31, 2010. As of March 31, 2011, $18,345,000 was outstanding and $1,655,000 was available for borrowing under the Company’s credit facility.  The increase in borrowings under the Company’s revolving loan agreement is primarily related to the acquisition of the Pac-Kit Company.

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

As of March 31, 2011, the Company was not in compliance with its fixed charge coverage ratio covenant.  The covenant requires that the Company maintain a 2 to 1 ratio of EBITDA to fixed charges. At March 31, 2011, the Company’s trailing twelve month EBITDA was approximately $3.9 million, $100,000, or 2.5%, less than the $4.0 million needed for the Company to meet the required minimum ratio. For the reasons discussed above, EBITDA was negatively impacted by lower gross profits as a percentage of sales as well as higher selling, general and administrative expenses. These factors have resulted in a fixed coverage charge ratio slightly below the minimum required under the loan agreement. The Company has received a waiver of such covenant for the period ending March 31, 2011.

As discussed in Note 2, at March 31, 2011 the Company had approximately $321,000 remaining in its accrual for environmental remediation, with approximately $168,000 classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation.

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

Item 4T. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)    Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

January	10,000	$9.73	10,000	190,000

February	-	-	-

March	-	-	-

Total	10,000	$9.73	10,000	190,000

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

Dated: May 12, 2011

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 12, 2011