Form 10-Q
period 2011-06-30
ACME UNITED CORP
filed 2011-08-05
CIK 2098

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
____________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  [_]     No  [X]

As of August 5, 2011 the registrant had outstanding 3,101,587 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,234	$6,601
Accounts receivable, less allowance	23,481	12,331
Inventories:
Finished goods	22,031	21,109
Work in process	96	172
Raw materials and supplies	1,448	1,012
	23,575	22,293
Prepaid expenses and other current assets	1,298	1,403
Total current assets	52,588	42,628
Property, plant and equipment:
Land	173	160
Buildings	2,526	2,438
Machinery and equipment	9,554	8,905
	12,253	11,503
Less accumulated depreciation	9,950	9,287
	2,303	2,216
Note receivable	1,810	1,839
Intangible assets	3,331	1,866
Other assets	1,032	1,032
Total assets	$61,064	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$8,210	$5,679
Other accrued liabilities	5,145	3,539
Total current liabilities	13,355	9,218
Deferred income taxes
Bank debt	18,601	13,522
Other	1,583	1,489
Total liabilities	33,539	24,229

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,416,824 shares in 2011
and 4,374,574 shares in 2010,
including treasury stock	11,041	10,936
Additional paid-in capital	4,853	4,603
Retained earnings	23,884	22,399
Treasury stock, at cost - 1,315,237 shares
in 2011 and 1,305,237 shares in 2010	(11,808)	(11,711)
Accumulated other comprehensive income:
Translation adjustment	711	281
Unrecognized pension costs	(1,156)	(1,156)
	(445)	(875)
Total stockholders’ equity	27,525	25,352
Total liabilities and stockholders’ equity	$61,064	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net sales	$24,029	$20,585	$38,430	$33,706
Cost of goods sold	15,346	13,034	24,439	21,042

Gross profit	8,683	7,551	13,991	12,664

Selling, general and administrative expenses	6,223	5,605	11,348	10,417
Operating income	2,460	1,946	2,643	2,247

Non-operating items:
Interest:
Interest expense	114	79	211	131
Interest income	(40)	(41)	(90)	(73)
Interest expense, net	74	38	121	58
Other expense (income), net	3	24	(22)	39
Total other expense	77	62	99	97
Income before income taxes	2,383	1,884	2,544	2,150
Income tax expense	640	317	681	370
Net income	$1,743	$1,567	$1,863	$1,780

Basic earnings per share	$0.56	$0.50	$0.60	$0.56

Diluted earnings per share	$0.56	$0.48	$0.60	$0.54

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,096	3,158	3,085	3,163
Weighted average number of dilutive stock options
outstanding	21	131	26	107
Denominator used for diluted per share
computations	3,117	3,289	3,111	3,270

Dividends declared per share	$0.06	$0.05	$0.12	$0.10

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$1,863	$1,780
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	396	394
Amortization	85	57
Stock compensation expense	209	189
Changes in operating assets and liabilities:
Accounts receivable	(10,413)	(10,025)
Inventories	248	(974)
Prepaid expenses and other current assets	153	(86)
Accounts payable	2,119	2,794
Other accrued liabilities	1,636	1,071
Total adjustments	(5,567)	(6,580)
Net cash used by operating activities	(3,704)	(4,800)

Investing Activities:
Purchase of property, plant, and equipment	(296)	(346)
Purchase of patents and trademarks	(50)	(44)
Acquisition of Pac-Kit Safety Company	(3,127)	-
Net cash used by investing activities	(3,473)	(390)

Financing Activities:
Borrowing of long-term debt	5,079	3,971
Proceeds from issuance of common stock	146	50
Distributions to stockholders	(370)	(317)
Purchase of treasury stock	(97)	(718)
Net cash provided by financing activities	4,758	2,986

Effect of exchange rate changes	52	(65)
Net change in cash and cash equivalents	(2,367)	(2,269)

Cash and cash equivalents at beginning of period	6,601	6,519

Cash and cash equivalents at end of period	$4,234	$4,250

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

The Company has evaluated events and transactions subsequent to June 30, 2011 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recent accounting pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from the other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The Company is required to adopt this standard for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

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

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At June 30, 2011, the Company had approximately $301,000 remaining in its accrual for environmental remediation, of which approximately $150,000 was classified as a current liability at that date.  It is estimated that the remediation project will be completed within five years from the date of the sale.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the six months ended June 30, 2011 follows (in thousands):

Balance at December 31, 2010	Payments	Balance at June 30, 2011
$ 343	$ (42)	$ 301

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

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Components of net periodic benefit cost:
Interest cost	$26	$31	$52	$61
Service cost	5	6	10	13
Expected return on plan assets	(26)	(24)	(53)	(48)
Amortization of prior service costs	3	2	5	5
Amortization of actuarial loss	38	39	76	77
	$45	$54	$89	$109

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute approximately $250,000.  The Company expects to make contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on March 31, 2013. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of June 30, 2011 and December 31, 2010, the Company had outstanding borrowings of $18,601,000 and $13,522,000, respectively, under the revolving loan agreement.

During the three and six months ended June 30, 2011, the Company issued 13,000 and 42,250 shares of common stock upon the exercise of outstanding stock options and received total proceeds of  $41,100 and $145,925, respectively.

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

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2011	2010	2011	2010
United States	$18,527	$14,995	$29,086	$24,626
Canada	3,324	2,881	5,178	4,449
Europe	2,178	2,709	4,166	4,631
Consolidated	$24,029	$20,585	$38,430	$33,706

Operating income (loss):
United States	$1,862	$1,502	$1,983	$1,880
Canada	599	455	749	517
Europe	(1)	(10)	(89)	(150)
Consolidated	$2,460	$1,946	$2,643	$2,247

Interest expense, net	74	38	121	58
Other expense (income), net	3	24	(22)	39
Consolidated income before taxes	$2,383	$1,884	$2,544	$2,150

Assets by segment:
(in thousands)
	June 30,	December 31,
	2011	2010
United States	$47,073	$37,685
Canada	7,137	6,205
Europe	6,854	5,691
Consolidated	$61,064	$49,581

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $125,828 and $112,100 for the quarters ended June 30, 2011 and June 30, 2010, respectively. Share-based compensation expense was $209,438 and $189,200 for the six months ended June 30, 2011 and June 30, 2010, respectively. During the three months ended June 30, 2011, the Company issued 18,500 options with a weighted average fair value of $2.28 per share. During the six months ended June 30, 2011 the Company issued 78,500 options with a weighted average fair value of $2.46.

As of June 30, 2011, there was a total of $636,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and June 30, 2010 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,743	$1,567	$1,863	$1,780
Other comprehensive income / (loss) -
Foreign currency translation	85	(479)	423	(605)
Comprehensive income	$1,828	$1,088	$2,286	$1,175

Note 8 – Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and bank debt are a reasonable estimate of fair value because of their short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 9 – Business Combination

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million, less liabilities assumed of $310,000, using funds borrowed under the Company’s revolving loan agreement with Wells Fargo.

The Company recorded $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. During the three and six months ended June 30, 2011, the Company incurred approximately $25,000 and $125,000, respectively, of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$592
Inventory	$1,196
Equipment	$150
Intangible Assets	$1,500
Total assets	$3,438

Liabilities
Accounts Payable	310

Unaudited net sales for the three and six months ended June 30, 2011 attributable to Pac-Kit were approximately $1.8 million and $2.4 million, respectively. Unaudited proforma net sales attributable to Pac-Kit for the comparable period in 2010 were approximately $1.6 million and $2.1 million, respectively.  The six month period ended June 30, 2010 represents a comparable period based on the acquisition date.

Unaudited proforma net income, excluding one time transaction and integration costs of $25,000 and $125,000 respectively, for the three and six months ended June 30, 2011, attributable to Pac-Kit was approximately $95,000 and $125,000, respectively. Net income for the comparable period in 2010 was immaterial to the financial statements.

Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales and net income for the six months ended June 30, 2011 attributable to Pac-Kit were approximately $3.2 million and $155,000, respectively. Net sales for the comparable period in 2010 were approximately $2.9 million.  Net income for the comparable period in 2010 was immaterial to the consolidated financial statements.

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

Results of Operations

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement with Wells Fargo. The Pac-Kit line of products are high quality, unitized first aid kits sold to a broad range of customers and distributors. These products are produced in a 40,000 square foot FDA approved facility in Norwalk, CT.

The Company recorded approximately $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. In three and six months ended June 30, 2011, the Company incurred approximately $25,000 and $125,000, respectively, of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

Net sales

Consolidated net sales for the three months ended June 30, 2011 were $24,029,000 compared with $20,585,000 in the same period in 2010, a 17% increase (14% in local currency). Consolidated net sales for the six months ended June 30, 2011 were $38,430,000, compared with $33,706,000 for the same period in 2010, a 14% increase (12% in local currency). Net sales for the three and six months ended June 30, 2011 in the U.S. segment increased 24% and 18%, respectively, compared with the same periods in 2010. Sales in the U.S. for both periods increased due to market share gains in the mass market channel and the addition of sales resulting from the acquisition of the Pac-Kit Company. Net sales in Canada for the three and six months ended June 30, 2011 increased by 15% and 16%, respectively, in U.S. dollars (8% and 9%, respectively in local currency) compared with the same periods in 2010.  Sales in Canada increased primarily due to the introduction of new products.  European net sales for the three and six months ended June 30, 2011 decreased 20% and 10% in U.S. dollars (30% and 17% in local currency) compared with the same periods in 2010.  The decreases in net sales in Europe for the three and six month periods on a comparative basis are primarily due to  the timing of sales to mass market customers which are expected to occur later in 2011 than they did in 2010.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended June 30, 2011 was $8,683,000 (36.1% of net sales) compared to $7,551,000 (36.7% of net sales) for the same period in 2010.  Gross profit for the six months ended June 30, 2011 was $13,991,000 (36.4% of net sales) compared to $12,664,000 (37.6% of net sales) in the same period in 2010. The gross margin as a percent of sales for the three and six months ended June 30, 2011 was negatively impacted by sale of the Pac-Kit line of products, which in general, yield a lower gross margin than the Company’s historical average gross margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2011 were $6,223,000 (25.8% of net sales) compared with $5,605,000 (27.2% of net sales) for the same period of 2010, an increase of $618,000. SG&A expenses for the six months ended June 30, 2011 were $11,348,000 (29.5% of net sales) compared with $10,417,000 (30.9% of net sales) in the comparable period of 2010, an increase of $931,000. The increases in SG&A expenses for the three and six months ended June 30, 2011, compared to the same periods in 2010, were primarily the result of incremental expenses from the addition of Pac-Kit, higher freight expense and sales commissions as a result of higher sales as well as higher personnel related expenses. Also included in SG&A expenses for the three and six months ended June 30, 2011 were approximately $25,000 and $125,000, respectively, of integration and transaction costs associated with the Pac-Kit asset acquisition.

Operating income

Operating income for the three months ended June 30, 2011 was $2,460,000 compared with $1,946,000 in the same period of 2010. Operating income for the six months ended June 30, 2011 was $2,643,000 compared to $2,247,000 in the same period of 2010.  Operating income in the U.S. segment increased by $360,000 and $102,000 for the three and six months, respectively, compared to the same periods in 2010. The increase in operating income is principally due to higher sales.  Operating income in the Canadian segment increased by $144,000 and $232,000 for the three and six months, respectively, compared to the same periods in 2010.  The increase in operating income in Canada is principally due to the higher sales and improved gross margins as a result of a stronger Canadian dollar which reduces the cost of goods. The operating losses in Europe decreased by $10,000 and $61,000 for the three and six months ended June 30, 2011 respectively, compared to the same periods in 2010. The decreases in the operating losses for the three and six month periods were principally due to cost cutting initiatives implemented early in 2011.

Interest expense, net

Interest expense, net for the three months ended June 30, 2011 was $74,000, compared with $38,000 for the same period of 2010, a $36,000 increase.  Interest expense, net for the six months ended June 30, 2011, was $121,000 as compared to $58,000 for the same period in 2010, a $63,000 increase. The increases in interest expense, net for both the three and six months ended June 30, 2011 were primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense was $3,000 in the three months ended June 30, 2011 as compared to $24,000 in the same period of 2010.  Net other income was $22,000 in the first six months of 2011 compared to net other expense of $39,000 in the first six months of 2010.  The decreases in other expense (income), net for the three and six months ended June 30, 2011 were primarily due to gains from foreign currency transactions.

Income taxes

The effective tax rate for the three and six month periods ended June 30, 2011 was 27% compared to 17% in the same periods of 2010.  The effective tax rate for the six months ended June 30, 2010, reflected approximately $180,000 of tax benefits associated with the Company’s donation of land to the City of Bridgeport, CT in the fourth quarter of 2009.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2011, working capital increased approximately $5.8 million compared to December 31, 2010. Inventory increased by approximately $1.3 million at June 30, 2011 compared to December 31, 2010.  The increase in inventory is principally due to the acquisition of Pac-Kit assets.  Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 at June 30, 2011 compared to 2.1 at December 31, 2010.  Accounts receivable increased by approximately $11.2 million at June 30, 2011 compared to December 31, 2010 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 65 days at June 30, 2011 compared to 61 days at December 31, 2010.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2011	December 31, 2010
(in thousands)
Working capital	$39,234	$33,410
Current ratio	3.94	4.62
Long term debt to equity ratio	67.6%	53.3%

During the first six months of 2011, total debt outstanding under the Company’s credit facility increased by $5.1 million, compared to total debt at December 31, 2010. The increase in the debt outstanding is primarily related to the acquisition of substantially all of the assets of The Pac-Kit Company for $3.4 million.  As of June 30, 2011, $18,601,000 was outstanding and $1,399,000 was available for borrowing under the Company’s credit facility.

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

As discussed in Note 2, at June 30, 2011 the Company had approximately $301,000 remaining in its accrual for environmental remediation relating to the sale of property in Bridgeport, CT in 2008, of which, approximately $150,000 is classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage loan at 6 percent interest. Payments of principal and interest on the mortgage are due monthly and will also help fund the remediation.

Management anticipates that cash generated from operating activities, together with funds available under the Company’s revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 5, 2011

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 5, 2011