Form 10-Q
period 2011-09-30
ACME UNITED CORP
filed 2011-11-07
CIK 2098

+

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
____________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]     No  [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”   “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer  [_]       Accelerated filer  [_]        Non-accelerated filer  [_]        Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]     No  [X]

As of November 2, 2011 the registrant had outstanding 3,127,587 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,270	$6,601
Accounts receivable, less allowance	16,661	12,331
Inventories:
Finished goods	21,821	21,109
Work in process	71	172
Raw materials and supplies	912	1,012
	22,804	22,293
Prepaid expenses and other current assets	1,075	1,403
Total current assets	46,810	42,628
Property, plant and equipment:
Land	295	160
Buildings	2,465	2,438
Machinery and equipment	9,546	8,905
	12,306	11,503
Less accumulated depreciation	9,925	9,287
	2,381	2,216
Note receivable	1,794	1,839
Intangible assets, net	3,326	1,866
Other assets	1,033	1,032
Total assets	$55,344	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$4,435	$5,679
Other accrued liabilities	3,869	3,539
Total current liabilities	8,304	9,218
Bank debt	18,106	13,522
Other	1,373	1,489
Total liabilities	27,783	24,229

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,416,824 shares in 2011
and 4,374,574 shares in 2010,
including treasury stock	11,040	10,936
Additional paid-in capital	4,962	4,603
Retained earnings	24,349	22,399
Treasury stock, at cost - 1,315,237 shares
in 2011 and 1,305,237 shares in 2010	(11,808)	(11,711)
Accumulated other comprehensive income:
Foreign currency translation adjustment	174	281
Unrecognized pension costs	(1,156)	(1,156)
	(982)	(875)
Total stockholders’ equity	27,561	25,352
Total liabilities and stockholders’ equity	$55,344	$49,581

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net sales	$19,036	$16,083	$57,466	$49,789
Cost of goods sold	12,396	10,426	36,835	31,468

Gross profit	6,640	5,657	20,631	18,321

Selling, general and administrative expenses	5,520	5,000	16,868	15,418
Operating income	1,120	657	3,763	2,903

Non-operating items:
Interest:
Interest expense	112	86	323	217
Interest income	(42)	(39)	(132)	(112)
Interest expense, net	70	47	191	105
Other expense (income), net	20	(3)	(2)	36
Total other expense	90	44	189	141
Income before income taxes	1,030	613	3,574	2,762
Income tax expense	348	1	1,029	371
Net income	$682	$612	$2,545	$2,391

Basic earnings per share	$0.22	$0.20	$0.82	$0.76

Diluted earnings per share	$0.22	$0.19	$0.82	$0.74

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,102	3,111	3,090	3,147
Weighted average number of dilutive stock options
outstanding	18	80	15	71
Denominator used for diluted per share computations	3,120	3,192	3,105	3,218

Dividends declared per share	$0.07	$0.06	$0.19	$0.16

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net income	$2,545	$2,391
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	596	572
Amortization	122	86
Stock compensation expense	318	280
Changes in operating assets and liabilities:
Accounts receivable	(3,817)	(4,302)
Inventories	693	(2,678)
Prepaid expenses and other current assets	364	(7)
Accounts payable	(1,579)	979
Other accrued liabilities	219	(315)
Total adjustments	(3,084)	(5,385)
Net cash used by operating activities	(539)	(2,994)

Investing Activities:
Purchase of property, plant, and equipment	(599)	(644)
Purchase of patents and trademarks	(81)	(79)
Acquisition of Pac-Kit Safety Equipment Company	(3,127)	-
Net cash used by investing activities	(3,807)	(723)

Financing Activities:
Borrowing of long-term debt	4,584	6,266
Proceeds from issuance of common stock	146	123
Distributions to stockholders	(555)	(472)
Purchase of treasury stock	(97)	(1,566)
Net cash provided by financing activities	4,078	4,350

Effect of exchange rate changes	(63)	80
Net change in cash and cash equivalents	(331)	713

Cash and cash equivalents at beginning of period	6,601	6,519

Cash and cash equivalents at end of period	$6,270	$7,232

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation and Recent Accounting Pronouncements

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

The Company has evaluated events and transactions subsequent to September 30, 2011 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Remediation work on the project began in the third quarter of 2009 and a major portion of the work has been completed. At September 30, 2011, the Company had approximately $278,000 remaining in its accrual for environmental remediation, of which approximately $125,000 was classified as a current liability at that date.   The Company believes that the remediation project will be completed within five years from the date of the sale.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the nine months ended September 30, 2011 follows (in thousands):

Balance at December 31, 2010	Payments	Balance at September 30, 2011

$ 343	$ (65)	$ 278

Also, as part of the sale, the Company provided the buyer with a mortgage loan of $2.0 million at six percent interest. The mortgage is payable in monthly installments of principal and interest with the remaining outstanding balance due in full, one year after remediation  and monitoring on the property have been completed.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Components of net periodic benefit cost:
Interest cost	$26	$16	$77	$92
Service cost	5	6	14	19
Expected return on plan assets	(26)	(24)	(79)	(72)
Amortization of prior service costs	3	2	8	7
Amortization of actuarial loss	38	32	113	116
	$46	$32	$133	$162

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company is required to contribute approximately $250,000.  As of September 30, 2011, the Company has contributed approximately $193,389 to the plan. The Company expects to make contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

The Company’s revolving loan agreement, as amended, provides for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on March 31, 2013. In addition, the Company’s revolving loan agreement requires monthly interest payments.  As of September 30, 2011 and December 31, 2010, the Company had outstanding borrowings of $18,106,000 and $13,522,000, respectively, under the revolving loan agreement.

During the nine months ended September 30, 2011, the Company issued 42,250 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $145,925.  There were no stock options exercised during the three months ended September 30, 2011.

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

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2011	2010	2011	2010
United States	$15,020	$12,220	$44,104	$36,845
Canada	1,829	1,765	7,008	6,214
Europe	2,187	2,098	6,354	6,730
Consolidated	$19,036	$16,083	$57,466	$49,789

Operating income (loss):
United States	$923	$583	$2,904	$2,462
Canada	114	185	863	703
Europe	83	(111)	(4)	(262)
Consolidated	$1,120	$657	$3,763	$2,903

Interest expense, net	70	47	191	105
Other expense (income), net	20	(3)	(2)	36
Consolidated income before taxes	$1,030	$613	$3,574	$2,762

Assets by segment:
(in thousands)
	September 30,	December 31,
	2011	2010
United States	$43,319	$37,685
Canada	5,899	6,205
Europe	6,126	5,691
Consolidated	$55,344	$49,581

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $108,766 and $90,866 for the quarters ended September 30, 2011 and September 30, 2010, respectively. Share-based compensation expense was $318,204 and $280,066 for the nine months ended September 30, 2011 and September 30, 2010, respectively. During the three months ended September 30, 2011, the Company issued 107,000 options with a weighted average fair value of $2.10 per share. During the nine months ended September 30, 2011, the Company issued 185,500 options with a weighted average fair value of $2.20.

As of September 30, 2011, there was a total of $766,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and September 30, 2010 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$682	$612	$2,545	$2,391
Other comprehensive (loss) income -
Foreign currency translation	(530)	547	(107)	(58)
Comprehensive income	$152	$1,159	$2,438	$2,333

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

The Company recorded $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. During the nine months ended September 30, 2011, the Company incurred approximately $125,000, of integration and transaction costs associated with the acquisition.  These costs were recorded in selling, general and administrative expenses.  The Company did not incur any of these expenses during the three months ended September 30, 2011.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$592
Inventory	$1,196
Equipment	$150
Intangible Assets	$1,500
Total assets	$3,438

Liabilities
Accounts Payable	310

Unaudited proforma net sales for the three and nine months ended September 30, 2011 attributable to Pac-Kit were approximately $1.6 million and $4.0 million, respectively. Unaudited proforma net sales attributable to Pac-Kit for the comparable period in 2010 were approximately $1.3 million and $3.4 million, respectively.  The nine month period ended September 30, 2011 represents a comparable period based on the acquisition date.

Unaudited proforma net income, attributable to Pac-Kit, for the three months ended September 30, 2011 was approximately $100,000.  Unaudited proforma net income, excluding one time transaction and integration costs of $125,000, for the nine months ended September 30, 2011, attributable to Pac-Kit was approximately $225,000. Net income for the comparable periods in 2010 was immaterial to the Company’s financial statements.

Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales and net income for the nine months ended September 30, 2011 attributable to Pac-Kit were approximately $4.8 million and $255,000, respectively. Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales for the comparable period in 2010 were approximately $4.2 million.  Unaudited proforma net income for the comparable period in 2010 was immaterial to the Company’s consolidated financial statements.

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

Results of Operations

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement with Wells Fargo. The Pac-Kit line of products consist of high quality, unitized first aid kits sold to a broad range of customers and distributors. These products are produced in a 40,000 square foot FDA approved facility in Norwalk, CT.

The Company recorded approximately $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. In the nine months ended September 30, 2011, the Company incurred approximately $125,000 of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

Net sales

Consolidated net sales for the three months ended September 30, 2011 were $19,036,000 compared with $16,083,000 in the same period in 2010, an 18% increase (16% in local currency). Consolidated net sales for the nine months ended September 30, 2011 were $57,466,000, compared with $49,789,000 for the same period in 2010, a 15% increase (13% in local currency). Net sales for the three and nine months ended September 30, 2011 in the U.S. segment increased 23% and 20%, respectively, compared with the same periods in 2010. Sales in the U.S. for both periods increased due to market share gains in the mass market channel, the addition of sales resulting from the acquisition of the Pac-Kit Company and strong sales of first aid products. Net sales in Canada for the three months ended September 30, 2011 increased by 4% in U.S. dollars but declined 3% in local currency compared with the same period in 2010. Net sales in Canada for the nine months ended September 30, 2011 increased by 13% in U.S. dollars (6% in local currency) compared with the same period in 2010.  Sales in Canada increased primarily due to the introduction of new products.  European net sales for the three months ended September 30, 2011 increased 4% in U.S. dollars but declined 6% in local currency compared with the same period in 2010.  European net sales for the nine months ended September 30, 2011 declined 6% in U.S. dollars (13% in local currency).The decrease in net sales in Europe for the nine month period on a comparative basis was primarily due to the timing of sales to mass market customers which are expected to occur later in 2011 than they did in 2010.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended September 30, 2011 was $6,640,000 (34.9% of net sales) compared to $5,657,000 (35.2% of net sales) for the same period in 2010.  Gross profit for the nine months ended September 30, 2011 was $20,631,000 (35.9% of net sales) compared to $18,321,000 (36.8% of net sales) in the same period in 2010. The gross margin as a percent of sales for the three and nine months ended September 30, 2011 was negatively impacted by sale of the Pac-Kit line of products, which in general, yield a lower gross margin than the Company’s historical average gross margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2011 were $5,520,000 (29.0% of net sales) compared with $5,000,000 (31.1% of net sales) for the same period of 2010, an increase of $520,000. SG&A expenses for the nine months ended September 30, 2011 were $16,868,000 (29.4% of net sales) compared with $15,418,000 (31.0% of net sales) in the comparable period of 2010, an increase of $1,450,000. The increases in SG&A expenses for the three and nine months ended September 30, 2011, compared to the same periods in 2010, were primarily the result of incremental expenses from the addition of Pac-Kit, higher freight expense and sales commissions as a result of higher sales as well as higher personnel related expenses. Also included in SG&A expenses for the nine months ended September 30, 2011 were a total of approximately $125,000 of integration and transaction costs associated with the Pac-Kit asset acquisition.

Operating income

Operating income for the three months ended September 30, 2011 was $1,120,000 compared with $657,000 in the same period of 2010. Operating income for the nine months ended September 30, 2011 was $3,763,000 compared to $2,903,000 in the same period of 2010.  Operating income in the U.S. segment increased by $340,000 and $442,000 for the three and nine months, respectively, compared to the same periods in 2010. The increase in operating income is principally due to higher sales.  Operating income in the Canadian segment decreased by $71,000 for the three months and increased $160,000 for the nine months ended September 30, 2011, compared to the same periods in 2010.  The increase in operating income in Canada for the nine month period is principally due to the higher sales and improved gross margins as a result of a stronger Canadian dollar which reduces the cost of goods. The improvement in the operating income (loss) in Europe for the three and nine months ended September 30, 2011 respectively, compared to the same periods in 2010 was principally due to cost cutting initiatives implemented early in 2011.

Interest expense, net

Interest expense, net for the three months ended September 30, 2011 was $70,000, compared with $47,000 for the same period of 2010, a $23,000 increase.  Interest expense, net for the nine months ended September 30, 2011, was $191,000 as compared to $105,000 for the same period in 2010, an $86,000 increase. The increases in interest expense, net for both the three and nine months ended September 30, 2011 were primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense was $20,000 in the three months ended September 30, 2011 compared to other income of $3,000 in the same period of 2010.  Net other income was $2,000 in the first nine months of 2011 compared to net other expense of $36,000 in the first nine months of 2010.  The changes in other expense (income), net for the three and nine months ended September 30, 2011 were primarily due to gains/losses from foreign currency transactions.

Income taxes

The effective tax rate for the three and nine month periods ended September 30, 2011 was 34% and 29%, respectively compared to 0% and 13%, respectively,  in the same periods of 2010.  The effective tax rate for the nine months ended September 30, 2010, reflected approximately $300,000 of tax benefits associated with the Company’s donation of land to the City of Bridgeport, CT in the fourth quarter of 2009.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2011, working capital increased approximately $5.1 million compared to December 31, 2010. Inventory increased by approximately $.5 million at September 30, 2011 compared to December 31, 2010.  The increase in inventory is principally due to the acquisition of Pac-Kit assets.  Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 at September 30, 2011 compared to 2.1 at December 31, 2010.  Accounts receivable increased by approximately $4.3 million at September 30, 2011 compared to December 31, 2010 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 65 days at September 30, 2011 and December 31, 2010.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2011	December 31, 2010

Working capital	$38,507	$33,410
Current ratio	5.64	4.62
Long term debt to equity ratio	65.8%	53.3%

During the first nine months of 2011, total debt outstanding under the Company’s credit facility increased by $4.6 million, compared to total debt at December 31, 2010. The increase in the debt outstanding is primarily related to the financing of the acquisition of substantially all of the assets of The Pac-Kit Company for $3.4 million.  As of September 30, 2011, $18,106,000 was outstanding and $1,894,000 was available for borrowing under the Company’s credit facility.

On February 23, 2011, the Company modified its revolving loan agreement with Wells Fargo Bank; the amendments include an increase in the maximum borrowing amount from $18 million to $20 million and an extension of the maturity date of the loan from February 1, 2012 to March 31, 2013.  Funds borrowed under the credit facility may be used for working capital, general operating expenses, share repurchases and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  At September 30, 2011 the Company was in compliance with these covenants.

As discussed in Note 2, at September 30, 2011 the Company had approximately $278,000 remaining in its accrual for environmental remediation relating to the sale of property in Bridgeport, CT in 2008, of which, approximately $125,000 is classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. The Company does not believe that payment of such remediation costs will have a material adverse affect on the Company’s ability to implement its business plan. In addition, the Company has provided the buyer with a $2.0 million mortgage loan at 6 percent interest. Payments of principal and interest on the mortgage are due monthly and will also help fund the remediation.

Management anticipates that cash currently on hand, together with cash generated from operating activities, along with funds available under the Company’s revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 31.1 Certification of Walter C. Johnsen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Paul G. Driscoll pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS - XBRL Instance Document

EX-101.SCH - XBRL Taxonomy Extension Schema

EX-101.CAL - XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF - XBRL Taxonomy Extension  Definition Linkbase

EX-101.LAB - XBRL Taxonomy Extension Label Linkbase

EX-101.PRE - XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen Chairman of the Board and Chief Executive Officer

Dated: November 7, 2011

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 7, 2011