Form 10-K
period 2011-12-31
ACME UNITED CORP
filed 2012-03-07
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
YES [X]   NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [X]   NO [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,711,429. Registrant had 3,139,977 shares of its $2.50 par value Common Stock outstanding as of March 2, 2012.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 23, 2012 is incorporated into the Company’s 2011 Annual Report on Form 10-K, Part III.

PART I
Item 1.  Business

General
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.  The Company is a leading worldwide supplier of innovative cutting, measuring and safety products to the school, home, office, hardware and industrial markets.  The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China).  The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities.  The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities.  Net sales in 2011 were: United States (including direct import sales from Asia) - $56.7 million, Canada - $8.5 million, and Europe - $8.1 million.

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

Acquisitions

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

The Company recorded $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. During 2011, the Company incurred approximately $125,000, of integration and transaction costs associated with the acquisition.  These costs were recorded in selling, general and administrative expenses.

Principal Products

The Company markets and sells under five main brands - Westcott®, Clauss®,  Camillus®, PhysiciansCare® and Pac-Kit®.

Cutting

Principal products within the cutting device category are scissors, shears, guillotine paper trimmers, rotary paper trimmers, rotary cutters, knives, hobby knives and blades, utility knives, pruners, loppers, saws, manicure products, medical cutting instruments and pencil sharpeners. Products introduced in 2011 included an expanded line of heavy duty school and office iPoint® pencil sharpeners.   Other recent product introductions included Westcott TrimAir® paper trimmers with patented titanium coating and a proprietary blade change system for rotary and personal trimmers, Westcott Ultra Soft Handle scissors with anti-microbial product protection, True Professional™ sewing shears as well as a line of iPoint® pencil sharpeners utilizing the Company’s proprietary non-stick coating. The Company also added to its KleenEarth® family of recycled products by modifying the production process to allow for multi-colored products as opposed to the traditional black.

Three years ago, the Company acquired the patents and intellectual property of Camillus Cutlery, the oldest knife company in the United States and in 2009, launched a new family of knives with proprietary designs and high performance titanium carbonitride coatings. In 2010, Camillus expanded the range of knives for tactical outdoor sporting use.

In 2011 Clauss introduced the AirShoc® line of titanium coated non stick garden tools.  In 2010 Clauss introduced high performance marine tools for saltwater fishing.

Measuring

Principal products within the measuring instrument category are rulers, and math tools.  Recent product introductions included Westcott branded compasses, protractors, rulers and math kits with anti-microbial product protection.

Safety

Principal products within the safety product category are first aid kits, personal protection products and over-the-counter medication refills. The Company markets these products under the PhysiciansCare brand.

In February, 2011 the Company extended its PhysiciansCare line of first aid kits and refills by acquiring the Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation, and marine markets.  Pac-Kit was one of the pioneers in industrial first aid products.  Today it sells high quality, unitized kits to a broad range of companies and distributors. It is known for tailoring these items to meet user requirements, and for rapid turnaround.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $535,500 in 2011 and $486,778 in 2010.

Intellectual Property

The Company has many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available.  The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare and Pac-Kit.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains.  In each of 2011 and 2010, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 20% of consolidated net sales in 2011 and 21% in 2010.

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

Employees

As of December 31, 2011, the Company employed 157 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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
In 2011 and 2010, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 20% in 2011 and 21% in 2010. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The loss of a major customer or a disruption in sales to such a customer could result in a decrease of the Company’s future sales and earnings.

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

Item 2.  Properties
The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. The Company owns and leases manufacturing and warehousing facilities in the United States totaling 215,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada.  Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou, China.

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

Item 4.  Mine Safety Disclosures
Not Applicable

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the NYSE Amex under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE Amex for the Common Stock for the periods indicated:

Year Ended December 31, 2011	High	Low	Dividends Declared
Fourth Quarter	$11.02	$8.52	$.07
Third Quarter	10.45	9.00	.07
Second Quarter	9.95	9.05	.06
First Quarter	10.95	8.51	.06

Year Ended December 31, 2010
Fourth Quarter	$10.64	$9.40	$.06
Third Quarter	11.00	9.62	.06
Second Quarter	13.04	10.21	.05
First Quarter	11.73	8.55	.05

As of March 2, 2012 there were approximately 2,065 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2007 to 2011: (a) the NYSE Amex Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the NYSE Amex, and (ii) have a market capitalization of $30 million to $35 million.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Acme United, the NYSE Amex Composite Index and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Acme United
NYSE Amex Composite
Old Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock Repurchase program of 200,000 shares.  The program does not have an expiration date. During the twelve months ended December 31, 2011, the Company repurchased 13,810 shares of its Common Stock at an average price of $9.68, all of which were purchased under a previously announced program. As of December 31, 2011, there were 186,190 shares that may be purchased under the repurchase program announced in 2010.

Set forth in the table below is certain information regarding purchases of Common Stock by the Company during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under these Plans or Programs
October 1 - 31	0	$-	-	190,000
November 1 - 30	1,200	$9.50	1,200	188,800
December 1 - 31	2,610	$9.63	2,610	186,190

Equity Compensation Plan Information

The following table sets forth information regarding compensation payable under the Company’s equity compensation plans (the Non-Salaried Director Stock Option Plan and the Employee Stock Option Plan) in effect as of December 31, 2011.  The Company’s shareholders have approved each equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	943,000	$10.84	107,438
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	943,000	$10.84	107,438

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

	2011	2010	2009	2008	2007
Net sales	$73,302	$63,149	$59,149	$68,719	$63,173
Net income	$2,811	$2,573	$2,842	$4,467	$4,022
Total assets	$55,222	$49,581	$42,309	$45,424	$42,222
Long-term debt, less current portion	$17,568	$13,522	$9,154	$11,749	$10,187
Net income
Per share (Basic)	$0.91	$0.82	$0.86	$1.28	$1.14
Per share (Diluted)	$0.91	$0.81	$0.85	$1.24	$1.09
Dividends per share	$0.26	$0.22	$0.20	$0.18	$0.16

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Critical Accounting Policies
The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The Company’s significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. Certain accounting estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management and can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management.  The Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s critical accounting policies and estimates:

Estimates.  Operating results may be affected by certain accounting estimates.  The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, and accruals for income taxes.  Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates:

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

Intangible Assets.  Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  The weighted average amortization period for intangible assets at December 31, 2011 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2011 and 2010, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets increased to $3,284,663 as of December 31, 2011, from $1,866,231 as of December 31, 2010 primarily as a result of the Pac-Kit acquisition. Refer to Note 17 – Business Combinations - in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

Pension Obligation. The pension benefit obligation is based on various assumptions used by third-party actuaries in calculating this amount.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  Our funding policy is to fund the Plan in accordance with applicable requirements of the Internal Revenue Code and regulations.

These assumptions are reviewed annually and updated as required. The Company has a frozen defined benefit pension plan.   Two assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.99% to be appropriate as of December 31, 2011, which is a decrease of 0.43 percentage points from the rate used as of December 31, 2010. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2011 by $0.1 million.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 8.25% for 2011. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements.

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

Results of Operations 2011 Compared with 2010

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

The Company recorded approximately $1.9 million for assets acquired including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. In 2011, the Company incurred approximately $125,000 of integration and transaction costs associated with the acquisition. These costs were recorded in selling, general and administrative expenses.

Net Sales

In 2011, sales increased by $10,152,931 or 16% (14% in constant currency) to $73,301,864 compared to $63,148,933 in 2010.  The U.S. segment sales increased by $9,480,000 or 20% in 2011 compared to 2010.  Sales in Canada increased by $794,000 or 10% (5% in local currency) in 2011 compared to 2010.  European sales decreased by $120,000 or 2% in U.S. dollars (8% in local currency) in 2011 compared to 2010.  The decline in European net sales is primarily related to the timing of shipments to mass market customers.

The increase in net sales for the twelve months ended December 31, 2011 in the U.S. segment was primarily due to the additional sales resulting from the acquisition of the Pac-Kit Company of approximately $5.2 million, strong sales of first aid products and market share gains in the mass market channel.  The increase in net sales in Canada for the twelve months ended December 31, 2011 was primarily due to the introduction of new products including the Company’s new line of AirShoc lawn and garden tools, sold to a major retail hardware chain.

Gross Profit

Gross profit was 36% of net sales in 2011 compared to 37% in  2010.  The anticipated decline in gross profit as a percentage of sales for 2011 was primarily related to the addition of the Pac-Kit line of products, which in general, yield a lower gross profit than the Company’s historical average gross margins. The sales of Pac-Kit products reduced the overall gross profit percentage by approximately 80 basis points.

Selling, General and Administrative

Selling, general and administrative expenses were $22,040,000 in 2011 compared with $20,385,000 in 2010, an increase of $1,655,000 or 8%.  SG&A expenses were 30% of net sales in 2011 compared to 32% in 2010.  The increase in SG&A expenses was primarily the result of incremental expenses from the addition of Pac-Kit, higher delivery costs and sales commissions as a result of higher sales as well as higher personnel related expenses.

Operating Income

Operating income was $4,285,000 in 2011, compared with $2,980,000 in 2010, an increase of $1,305,000.  Operating income in the U.S. and Canadian segments increased by approximately $825,000 and $117,000, respectively, principally due to higher sales. The European operating loss declined by $363,000 principally due to cost cutting measures initiated in 2011 and improvement in the gross margin.

Interest Expense, Net

Net interest expense for 2011 was $255,000, compared with $142,000 for 2010, an increase of $113,000. The increase in interest expense, net for 2011, was primarily the result of higher average borrowings during 2011 under the Company’s bank revolving credit facility compared to 2010. The higher average borrowings were principally related to the acquisition of Pac-Kit.

Other Expense, Net

Net other expense was $4,000 in 2011 compared to net other income of $72,000 in 2010.  The decrease in other income, net for 2011, was primarily related to a $100,000 benefit recorded for the change in estimated costs associated with the remediation of the Bridgeport, CT property in 2010.  There was no such gain recorded in 2011.

Income Tax

The effective tax rate in 2011 was 30%, compared to 12% in 2010.  The effective tax rate in 2010 included a tax credit of $360,000 related to land that the Company donated to the City of Bridgeport.  Also, in 2011, the Company had a higher proportion of earnings in the United States, compared to 2010, which has a higher tax rate than the countries in which our subsidiaries operate. Excluding the effect of the tax credit in 2010, the effective tax rate would have been 24%.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2011.

Liquidity and Capital Resources

During 2011, working capital increased by approximately $4.4 million compared to December 31, 2011.  Inventory increased by approximately $2.2 million.  The Company purchased approximately $1.2 million of inventory as part of the acquisition of Pac-Kit and spent an additional $1.0 million on inventory in anticipation of new business in 2012. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 2.0 from 2.1 at December 31, 2010.

Receivables increased approximately $600,000 at December 31, 2011 compared to December 31, 2010. The average number of days sales outstanding in accounts receivable was 65 days in both 2011 and 2010.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	December 31,
	2011	2010

Working Capital	$37,818,344	$33,409,776
Current Ratio	5.34	4.62
Long-Term Debt to Equity Ratio	63.3%	53.3%

During 2011, total debt outstanding under the Company’s revolving credit facility (referred to below) increased by approximately $4.0 million compared to total debt at December 31, 2010. The increase in debt outstanding is primarily related to the financing of the acquisition of substantially all of the assets of The Pac-Kit Company for $3.4 million. As of December 31, 2011, $17,568,484 was outstanding and $2,431,516 was available for borrowing under the revolving credit facility.

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

Under the provisions of the modified loan agreement, the Company, among other things, is restricted with respect to outside borrowings, investments and mergers.  Further, the modified loan agreement continues to require the Company to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio. This modified loan agreement continues to be secured by the assets of the U.S. parent company. This modification did not change the permissible use of funds or the quantitative covenants that the Company is required to comply with. The Company was in compliance with all financial covenants under the revolving loan agreement as of and through December 31, 2011, and believes it will be able to continue to comply with these covenants under the modified loan agreement for the remainder of the term of the credit facility.

Capital expenditures during 2011 and 2010 were $940,713 and $937,083, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.  Capital expenditures in 2012 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for the next twelve months.

Recently Issued Accounting Standards

In June 2011 the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-5, to existing standards on comprehensive income (Accounting Standards Codification (“ASC”) Topic 220). ASU No. 2011-5 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-5 is effective for annual and interim periods ending beginning after December 15, 2011, and early adoption is permitted. In December 2011 the FASB issued an update to ASU No. 2011-5, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but management believes that these changes in presentation would not be likely to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010

Net sales	$73,301,864	$63,148,933

Cost of goods sold	46,976,944	39,783,509

Gross profit	26,324,920	23,365,424

Selling, general and administrative expenses	22,039,956	20,385,268
Operating income	4,284,964	2,980,156

Non operating items:
Interest:
Interest expense	(404,326)	(301,304)
Interest income	149,761	159,555
Interest expense, net	(254,565)	(141,749)
Other (expense) income	(4,379)	72,440
Total other (expense) income , net	(258,944)	(69,309)
Income before income tax expense	4,026,020	2,910,847
Income tax expense	1,214,827	337,883
Net income	$2,811,193	$2,572,964

Earnings per share:
Basic	$0.91	$0.82
Diluted	$0.91	$0.81

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$7,853,343	$6,601,416
Accounts receivable, less allowance	12,904,168	12,330,665
Inventories	24,494,992	22,292,909
Deferred income taxes	281,573	206,732
Prepaid expenses and other current assets	988,288	1,195,613
Total current assets	46,522,364	42,627,335

Property, plant and equipment:
Land	288,313	160,405
Buildings	2,276,662	2,298,712
Machinery and equipment	7,657,373	6,859,056
Total property, plant and equipment	10,222,348	9,318,173
Less: accumulated depreciation	7,716,224	7,102,419
Net plant, property and equipment	2,506,124	2,215,754
Note receivable	1,765,831	1,839,262
Intangible assets, less accumulated amortization	3,284,663	1,866,231
Deferred income taxes	1,053,926	943,606
Other assets	88,828	88,828
Total assets	$55,221,736	$49,581,018

LIABILITIES
Current liabilities:
Accounts payable	$4,935,495	$5,678,910
Other accrued liabilities	3,768,525	3,538,649
Total current liabilities	8,704,020	9,217,559
Long-term debt	17,568,484	13,522,000
Other accrued liabilities - non current	1,174,305	1,489,648
Total liabilities	27,446,809	24,229,207

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,454,024 shares in 2011 and 4,374,574 shares in 2010, including treasury stock	11,134,303	10,935,676
Treasury stock, at cost, 1,319,047 shares in 2011
and 1,305,237 shares in 2010	(11,844,354)	(11,710,616)
Additional paid-in capital	5,120,277	4,603,194
Accumulated other comprehensive loss	(1,038,319)	(875,157)
Retained earnings	24,403,020	22,398,714
Total stockholders' equity	27,774,927	25,351,811
Total liabilities and stockholders' equity	$55,221,736	$49,581,018

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2009	3,157,859	$10,782,555	$(10,144,325)	$4,208,112	$(812,970)	$20,507,878	$24,541,250
Net income						2,572,964	2,572,964
Translation adjustment					(40,237)		(40,237)
Change in pension plan
net prior service credit and
actuarial losses, net of tax
of $35,049					(21,950)		(21,950)
Comprehensive income							2,510,777
Stock compensation expense				385,732			385,732
Distribution to shareholders						(682,128)	(682,128)
Issuance of common stock	61,550	153,121		9,350			162,471
Purchase of treasury stock	(150,072)		(1,566,290)				(1,566,290)
Balances, December 31, 2010	3,069,337	10,935,676	(11,710,616)	4,603,194	(875,157)	22,398,714	$25,351,811
Net income						2,811,193	2,811,193
Translation adjustment					(229,853)		(229,853)
Change in pension plan
net prior service credit and
actuarial losses, net of tax
of $25,094					66,691		66,691
Comprehensive income							2,648,031
Stock compensation expense				428,439			428,439
Tax benefit from exercise of
employee stock options				24,034			24,034
Distribution to shareholders						(806,887)	(806,887)
Issuance of common stock	79,450	198,627		64,610			263,237
Purchase of treasury stock	(13,810)		(133,738)				(133,738)
Balances, December 31, 2011	3,134,977	11,134,303	(11,844,354)	5,120,277	(1,038,319)	24,403,020	$27,774,927

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Operating activities:
Net income	$2,811,193	$2,572,964
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Depreciation	795,452	755,334
Amortization	183,385	114,822
Stock compensation expense	428,439	385,732
Deferred income taxes	(185,162)	(348,713)
Change in estimated cost of environmental remediation	-	(100,000)
Changes in operating assets and liabilities
Accounts receivable	(76,021)	(1,635,185)
Inventories	(1,127,005)	(5,015,837)
Prepaid expenses and other current assets	271,550	(137,266)
Accounts payable	(1,031,524)	2,208,634
Other accrued liabilities	(7,239)	64,430
Total adjustments	(748,125)	(3,708,048)
Net cash provided (used) by operating activities	2,063,068	(1,135,084)
Investing activities:
Purchase of property, plant and equipment	(940,713)	(937,083)
Purchase of patents and trademarks	(101,853)	(117,405)
Acquisition of Pac-Kit Safety Equipment Company	(3,126,986)	-
Net cash used by investing activities	(4,169,552)	(1,054,488)
Financing activities:
Net borrowings of long-term debt	4,046,484	4,368,000
Distributions to shareholders	(771,582)	(655,832)
Purchase of treasury stock	(133,738)	(1,566,290)
Issuance of common stock	287,269	162,475
Net cash provided by financing activities	3,428,433	2,308,353
Effect of exchange rate changes	(70,022)	(36,429)
Net increase in cash and cash equivalents	1,251,927	82,351
Cash and cash equivalents at beginning of year	6,601,416	6,519,065
Cash and cash equivalents at end of year	$7,853,343	$6,601,416

Supplemental cash flow information
Cash paid for income taxes	$1,293,036	$464,576
Cash paid for interest expense	$390,418	$278,165

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

Translation of Foreign Currency - For foreign operations, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year.  Resulting translation adjustments are made directly to accumulated other comprehensive loss.  Foreign currency transaction gains and losses are recognized in operating results.  Foreign currency transaction losses, which are included in other income, net, were $25,732 in 2011 and $58,992 in 2010.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.  Included with the cash and equivalents are Certificates of Deposit totaling approximately $1.0 million.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $129,242 in 2011 and $57,125 in 2010.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  Patents and trademarks are amortized over their estimated useful lives.  The weighted average amortization period for intangible assets at December 31, 2011 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At December 31, 2011 and 2010, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($535,500 in 2011 and $486,778 in 2010) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($3,084,925 in 2011 and $2,656,653 in 2010) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place.  Advertising costs ($1,239,693 in 2011 and $1,039,302 in 2010) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2011 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations.  In 2011, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables. In 2011 and 2010, the Company had one customer that individually exceeded 10% of consolidated net sales. Net sales to this customer amounted to approximately 20% in 2011 and 21% in 2010.

Recently Issued Accounting Standards

In June 2011 the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-5, to existing standards on comprehensive income (Accounting Standards Codification (“ASC”) Topic 220). ASU No. 2011-5 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-5 is effective for annual and interim periods ending beginning after December 15, 2011, and early adoption is permitted. In December 2011 the FASB issued an update to ASU No. 2011-5, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but management believes that these changes in presentation would not be likely to have a material impact on our financial statements.

3. Inventories
Inventories consisted of:	2011	2010
Finished goods	$22,887,381	$21,108,954
Work in process	44,564	171,673
Materials and supplies	1,563,047	1,012,282
	$24,494,992	$22,292,909

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $551,827 as of December 31, 2011 and $470,749 as of December 31, 2010.

4. Intangible Assets
Intangible assets consisted of:	2011	2010
Patents	$1,885,888	$1,794,754
Trademarks	565,273	554,590
Pac-Kit Tradename, Customer List	1,500,000	-
	3,951,161	2,349,344
Accumulated amortization	666,498	483,113
	$3,284,663	$1,866,231

Amortization expense for patents and trademarks for the years ended December 31, 2011, and 2010 were $183,385 and $114,822, respectively.   The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows:  2012 - $195,423; 2013 - $195,283; 2014 - $182,053; 2015 - $169,345; and 2016 - $167,521.

5. Other Accrued Liabilities
Other current and long-term accrued liabilities consisted of:
	2011	2010
Customer rebates	$2,747,352	$2,436,993
Remediation liability	239,016	343,539
Pension liability	1,012,786	1,164,217
Other	943,679	1,083,548
	$4,942,832	$5,028,297

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2011, the Company contributed $240,000 to the plan and expects to contribute approximately $230,000 during 2012.

The plan asset weighted average allocation at December 31, 2011 and December 31, 2010, by asset category, were as follows:

Asset Category	2011	2010
Equity Securities	68%	68%
Fixed Income Securities	29%	30%
Other Securities / Investments	3%	2%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments.  Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of each December 31, 2011 and 2010, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $95,000 and $95,200, respectively.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2011.

	Level 1	Level 2	Level 3	Total
Money Market Fund	$32,819	$-	$-	$32,819
Acme United Common Stock	95,000	-	-	95,000
Equity Common and Collected Funds	-	757,371	-	757,371
Fixed Income Common and Collected Funds	-	361,544	-	361,544
Total	$127,819	$1,118,915	$-	$1,246,734

Other disclosures related to the pension plan follow:

	2011	2010
Assumptions used to determine benefit obligation:
Discount rate	3.99%	4.42%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(2,479,645)	$(2,555,196)
Interest cost	(99,122)	(122,416)
Service cost	(19,000)	(25,000)
Actuarial gain	22,235	(117,417)
Benefits and plan expenses paid	316,010	340,384
Benefit obligation at end of year	(2,259,522)	(2,479,645)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,315,428	1,246,541
Actual return on plan assets	7,665	144,274
Employer contribution	239,653	264,997
Benefits and plan expenses paid	(316,010)	(340,384)
Fair value of plan assets at end of year	1,246,736	1,315,428
Funded status	$(1,012,786)	$(1,164,217)

	2011	2010
Assumptions used to determine net periodic benefit cost:
Discount rate	4.42%	5.06%
Expected return on plan assets	8.25%	8.25%
Components of net benefit expense:
Interest cost	$99,122	$122,416
Service cost	19,000	25,000
Expected return on plan assets	(95,470)	(95,422)
Amortization of prior service costs	9,154	9,154
Amortization of actuarial loss	124,536	154,555
Net periodic benefit cost	$156,342	$215,703

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2011	2010

Balance at beginning of the year	$1,830,465	$1,925,609
Change in net loss	65,570	68,565
Amortization of actuarial loss	(124,536)	(154,555)
Amortization of prior service cost	(9,154)	(9,154)
Change recognized in other comprehensive income	(68,120)	(95,144)
Total recognized in other comprehensive income	$1,762,345	$1,830,465

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,723,016	$1,781,982
Prior service cost	39,329	48,483
Total	$1,762,345	$1,830,465

In 2012, net periodic benefit cost will include approximately $154,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:
2012	$271,000
2013	255,000
2014	247,000
2015	230,000
2016	213,000
Years 2017 - 2021	814,000

The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee.  For the years ended December 31, 2011 and 2010, the Company contributed 50% of employee’s contributions, up to the first 6% of salary contributed by each employee.  Total contribution expense under this profit sharing plan was $95,088 in 2011 and $114,085 in 2010.

7. Income Taxes
The amounts of income tax expense (benefit) reflected in operations is as follows:
	2011	2010
Current:
Federal	$756,126	$103,040
State	88,741	11,312
Foreign	532,827	594,110
	1,377,694	708,462

Deferred:
Federal	(142,281)	(8,160)
State	(18,802)	(356,950)
Foreign	(1,784)	(5,469)
	(162,867)	(370,579)
	$1,214,827	$337,883

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2011	2010
United States	$1,901,905	$12,481
Foreign	2,124,115	2,898,366
	$4,026,020	$2,910,847

As discussed in Note 10 below, for segment reporting, Direct Import sales are included in the United States segment. However, the revenues are earned by our Asian subsidiary and income taxes are paid in Hong Kong.  As such, income of the Asian subsidiary is included in the foreign income before taxes.

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations.

	2011	2010
Federal income
taxes at
34% statutory rate	$1,368,847	$989,688
State and local
taxes, net of
federal income
tax effect	46,160	3,322
Permanent items	7,149	24,316
Charitable Donations	-	(350,672)
Foreign tax rate difference	(308,250)	(383,179)
Change in deferred income tax
valuation allowance	100,921	54,358

Provision for income taxes	$1,214,827	$337,833

The following summarizes deferred income tax assets and liabilities:

	2011	2010
Deferred income tax liabilities:
Plant, property
and equipment	$322,604	$383,875
	322,604	383,875

Deferred income tax assets:
Asset valuations	426,429	372,774
Contribution carryforward	296,802	309,818
Operating loss
carryforwards and credits	2,148,208	2,047,287
Pension	467,087	522,903
Foreign tax credit	48,847	-
Other	418,938	328,718
	3,806,311	3,581,500
Net deferred
income tax asset before valuation allowance	3,483,707	3,197,625
Valuation
allowance	(2,148,208)	(2,047,287)
Net deferred
income tax asset	$1,335,499	$1,150,338

In 2011, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested.  Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends.  During 2011, the Company repatriated $650,000 of foreign earnings from its Canadian subsidiary. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly.  Foreign subsidiary earnings of $9,855,053 and $8,616,398 are considered permanently reinvested as of December 31, 2011 and 2010, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2011, the Company had tax operating loss carry forwards aggregating $6,952,423, all of which were applicable to Germany, and can be carried forward indefinitely.

8.  Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with Wells Fargo Bank. As of December 31, 2011, $17,568,484 was outstanding and $2,431,516 was available for borrowing under the Company’s revolving loan agreement.

Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  The Company was in compliance with these financial covenants at December 31, 2011.

On February 23, 2011, the Company modified its revolving loan agreement with Wells Fargo Bank to amend certain provisions of the agreement.  The amendments include an increase in the maximum borrowing amount from $18 million to $20 million and an extension of the maturity date of the loan from February 1, 2012 to March 31, 2013.  The modified loan agreement continues to be secured by the assets of the U.S. parent company. Funds borrowed under the modified loan agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $713,925 and $624,734 in 2011 and 2010. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2011:  2012 - $712,665; 2013 - $287,141; 2014 - $210,087; 2015 - $159,594; and 2016 - $33,548.

The Company is involved, from time to time, in litigation and other disputes and other litigation in the ordinary course of business, including certain environmental and other matters.  The Company presently believes that none of these matters, individually or in the aggregate, would be likely to have a material adverse effect on its financial position, results of operations, or liquidity.

10. Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments include (1) United States; (2) Canada and (3) Europe.  The financial results for the Company’s Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the “United States segment”.  Sales in the United States segment include both domestic sales as well as direct import sales.  Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware and industrial use.

Domestic sales orders are filled from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products.  Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct Import Sales represented approximately 15% and 16% of the Company’s total net sales in 2011 and 2010, respectively.

The Chief Operating Decision Maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment revenues are defined as total revenues, including both external customer revenue and inter-segment revenue. Segment operating earnings are defined as segment revenues, less cost of goods sold and operating expenses. Identifiable assets by segment are those assets used in the respective reportable segment’s operations. Inter-segment amounts are eliminated to arrive at consolidated financial results.

Financial data by segment:

2011
(000's omitted)	United States	Canada	Europe	Consolidated
Sales to unaffiliated customers	$56,663	8,514	8,125	$73,302

Operating income (loss)	3,485	924	(124)	4,285
Assets	43,174	6,033	6,015	55,222
Additions to property, plant and equipment	912	26	3	941
Depreciation and amortization	857	36	85	978

2010

Sales to unaffiliated customers	$47,184	$7,720	$8,245	$63,149

Operating income (loss)	2,660	807	(487)	2,980
Assets	37,683	6,205	5,691	49,581
Additions to property, plant and equipment	788	40	110	937
Depreciation and amortization	745	52	73	870

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2011	2010
Total operating income	$4,285	$2,980
Interest expense, net	255	142
Other (expense) income, net	(4)	72
Consolidated income before taxes	$4,026	$2,910

Net Income	$2,811	$2,573

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2011	2010
United States	$55,856	$46,639
International:
Canada	8,514	7,720
Europe	8,125	8,245
Other	807	545
Total International	$17,446	$16,510

Total Revenues	$73,302	$63,149

11.  Stock Option Plans

The Company has two stock option plans: (1) the 2002 Employee Stock Option Plan, as amended (the “Employee Plan”) and (2) the 2005 Non-Salaried Director Stock Option Plan (the “Director Plan”).

The Employee Plan, which became effective February 26, 2002, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.  The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan after July 1, 2006 vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Options granted prior to July 1, 2006 vest 25% one day after the date of grant and 25% one day after each of the next three anniversaries.  As of December 31, 2011, the number of shares available for grant under the Employee Plan was 66,938.  Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

The Director Plan, as amended, provides for the issuance of stock options for up to 140,000 shares of the Company's common stock to non-salaried directors.  Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 4,500 share option (the “Annual Option”).  The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2011, the number of shares available for grant under the Director Plan was 40,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2011	2010

Options outstanding at the
beginning of the year	838,950	722,500
Options granted	185,500	203,000
Options forfeited	(2,000)	(25,000)
Options exercised	(79,450)	(61,550)
Options outstanding at
the end of the year	943,000	838,950
Options exercisable at the
end of the year	554,500	499,387
Common stock available for future
grants at the end of the year	107,438	70,938
Weighted average exercise price per share:
Granted	$9.67	$10.13
Forfeited	10.10	14.77
Exercised	3.31	2.71
Outstanding	10.84	10.38
Exercisable	11.69	10.67

A summary of options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70 to $5.11	58,750	< 1	$3.73	58,750	$3.73
$5.12 to $8.51	156,000	7	7.71	90,000	7.57
$8.52 to $10.21	367,500	9	9.82	63,500	9.77
$10.22 to $13.62	121,000	7	12.98	103,500	12.95
$13.63 to $17.02	239,750	4	15.16	238,750	15.16
	943,000			554,500

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

The assumptions used to value option grants for the twelve months ended December 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Expected life in years	5	5
Interest rate	0.91 – 2.10%	1.55 – 2.54%
Volatility	.327-.330	.336-.359
Dividend yield	2.37% - 2.70%	1.80% - 2.30%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010 was $428,439 and $385,732, respectively.  At December 31, 2011, there was approximately $685,386 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2011, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2011 and 2010 was $2.26 and $2.71 per option, respectively.  The aggregate intrinsic value of outstanding options was $622,710 at December 31, 2011. The aggregate intrinsic value of exercisable options was $517,010 at December 31, 2011.  The aggregate intrinsic value of options exercised during 2011 was $482,233.

12.  Earnings Per Share
The calculation of earnings per share follows:

	2011	2010
Numerator:
Net income	$2,811,193	$2,572,964
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,099,982	3,128,509
Effect of dilutive employee stock options	(0)	65,805
Denominator for dilutive earnings per share	3,099,983	3,194,314
Basic earnings per share	$0.91	$0.82
Dilutive earnings per share	$0.91	$0.81

For 2011 and 2010, respectively, 602,895 and 473,750 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive (loss) income
The components of accumulated other comprehensive (loss) income follow:
	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2009	$321,201	$(1,134,170)	$(812,970)
Change in net prior service credit
and actuarial losses, net of
income tax expense of $35,053,		(21,950)	(21,950)
Translation adjustment	(40,237)		(40,237)
Balances, December 31, 2010	280,964	(1,156,120)	(875,157)
Change in net prior service credit
and actuarial losses, net of
income tax expense of $25,094,		66,691	66,691
Translation adjustment	(229,853)		(229,853)
Balances, December 31, 2011	$51,111	$(1,089,429)	$(1,038,319)

14.  Financial Instruments
The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of its short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

15.  Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2011	First	Second	Third	Fourth	Total
Net sales	$14,401	$24,029	$19,036	$15,836	$73,302
Cost of goods sold	9,093	15,346	12,396	10,142	46,977
Net income	120	1,743	682	266	2,811
Basic earnings per share	$0.04	$0.56	$0.22	$0.08	$0.91
Diluted earnings per share	$0.04	$0.55	$0.22	$0.09	$0.91
Dividends per share	$0.06	$0.06	$0.07	$0.07	$0.26

2010	First	Second	Third	Fourth	Total
Net sales	$13,121	$20,585	$16,083	$13,360	$63,149
Cost of goods sold	8,008	13,034	10,426	8,316	39,784
Net income	214	1,566	612	181	2,573
Basic earnings per share	$0.07	$0.50	$0.20	$0.06	$0.82
Diluted earnings per share	$0.07	$0.48	$0.19	$0.07	$0.81
Dividends per share	$0.05	$0.05	$0.06	$0.06	$0.22

Earnings per share were computed independently for each of the quarters presented.  Therefore, the sum of the four quarterly earnings per share amounts may not necessarily equal the earnings per share for the year.

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

Remediation work on the project began in the third quarter of 2009.  The Company expects the remediation work to be completed during the second half of 2012. During 2011, the Company had paid approximately $105,000 for work related to the remediation and has approximately $239,000 remaining in its accrual for environmental remediation, of which approximately $90,000 was classified as a current liability.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the year ended December 31, 2011 follows (in thousands):

Balance at December 31, 2010	Payments	Balance at December 31, 2011
$ 344	$ (105)	$ 239

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

The Company recorded $1.9 million for assets acquired, including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. During 2011, the Company incurred approximately $125,000, of integration and transaction costs associated with the acquisition.  These costs were recorded in selling, general and administrative expenses.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$592
Inventory	1,196
Equipment	150
Intangible Assets	1,500
Total assets	$3,438

Liabilities
Accounts Payable	$310

Net sales for 2011 attributable to Pac-Kit were approximately $5.2 million. Unaudited net sales attributable to Pac-Kit for the comparable period in 2010 were approximately $4.6 million.  The year ended December 31, 2011 represents a comparable period based on the Pac-Kit acquisition date.

Unaudited proforma net income, excluding one time transaction and integration costs of $125,000, for the twelve months ended December 31, 2011, attributable to Pac-Kit was approximately $175,000. Net income for the comparable period in 2010 was immaterial to the Company’s financial statements.

Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales and net income for the year ended December 31, 2011 attributable to Pac-Kit were approximately $6.0 million and $200,000, respectively. Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales for the comparable period in 2010 were approximately $5.4 million.  Unaudited proforma net income for the comparable period in 2010 was immaterial to the Company’s consolidated financial statements.

REPORT OF MARCUM LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp
New Haven, Connecticut
March 7, 2012

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	61	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	55	President, Chief Operating Officer and Director
Paul G. Driscoll	51	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	62	Director
Richmond Y. Holden, Jr.	58	Director
Susan H. Murphy	60	Director
Stevenson E. Ward III	66	Director

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002.  Mr. Driscoll joined Acme as Director of International Finance on March 19, 2001.  From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery including Director of Finance and Operations in Japan.  Prior to Gallo he served in several increasingly responsible finance positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

Rex L. Davidson has served as director since April, 2006.  President of Rex Davidson Associates, LLC, a management consulting service, and Executive Director of Las Cumbres Community Services which provides developmental disability and mental health services to children, adults and families in Northern New Mexico since 2009.  From 1982 to 2009 he served as President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and President of Goodwill Industries Housing Corporation.  Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of an organization with over 2,000 employees and revenues in excess of $100 million.  Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the company.

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

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding Related Party Transactions is incorporated herein by reference to the section entitled “Transactions with Related Parties” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders.

Information regarding Director Independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Organization of the Company (1)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (1)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (2)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (2)
3(ii)	Amendment to the Company’s Bylaws (10)

4	Specimen of Common Stock certificate (2)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
10.2	1992 Amended and Restated Stock Option Plan* (6)
10.2(a)	Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
10.2(b)	Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
10.2(c)	Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
10.2(d)	Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
10.3	Acme United Employee Stock Option Plan dated February 26, 2002* as amended (11)
10.4	Severance Pay Plan dated September 28, 2004*
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (13)*
10.6	2005 Non-Salaried Director Stock Option Plan (12)
10.8	Deferred Compensation Plan dated October 2, 2007
10.9	Fifth Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty
10.10	Sixth Modification to Revolving Promissory Note and Revolving Credit and Security Agreement, and Reaffirmation of Guaranty *
10.11	Change in Control Plan dated February 24, 2011*
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *      Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

(2)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

(3)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.

(7)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

(10)	Previously filed in the Company’s form 8-K filed on February 28, 2006.

(11)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.

(12)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.

(13)	Previously filed in the Company’s form 8-K filed on December 21, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2012.

ACME UNITED CORPORATION
(Registrant)

Signatures	Titles

/s/ Walter C. Johnsen
Walter C. Johnsen	Chairman and Chief Executive Officer

/s/ Brian S. Olschan
Brian S. Olschan	President, Chief Operating Officer and Director

/s/ Paul G. Driscoll
Paul G. Driscoll	Vice President, Chief Financial Officer,
Secretary and Treasurer
/s/ Rex Davidson
Rex Davidson	Director

/s/ Richmond Y. Holden, Jr.
Richmond Y. Holden, Jr.	Director

/s/ Susan H. Murphy
Susan H. Murphy	Director

/s/ Stevenson E. Ward III
Stevenson E. Ward III	Director