Form 10-Q
period 2012-03-31
ACME UNITED CORP
filed 2012-05-14
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

____________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
YES [_]   NO [X]

As of April 22, 2012 the registrant had outstanding 3,103,227 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,078	$7,853
Accounts receivable, less allowance	14,689	12,904
Inventories:
Finished goods	22,571	22,887
Work in process	134	45
Raw materials and supplies	929	1,563
	23,634	24,495
Prepaid expenses and other current assets	1,926	1,270
Total current assets	44,327	46,522
Property, plant and equipment:
Land	293	288
Buildings	2,302	2,277
Machinery and equipment	7,791	7,657
	10,386	10,222
Less accumulated depreciation	7,986	7,716
	2,400	2,506
Note receivable	1,750	1,766
Intangible assets, less amortization	3,264	3,285
Other assets	1,143	1,143
Total assets	$52,885	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$3,541	$4,935
Other accrued liabilities	3,437	3,769
Total current liabilities	6,978	8,704
Long-term debt	16,920	17,568
Other	1,207	1,174
Total liabilities	25,105	27,447

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,459,024 shares in 2012
and 4,454,024 shares in 2011,
including treasury stock	11,147	11,134
Additional paid-in capital	5,216	5,120
Retained earnings	24,444	24,403
Treasury stock, at cost - 1,355,797 shares
in 2012 and 1,319,047 in 2011	(12,214)	(11,844)
Accumulated other comprehensive income:
Minimum pension liability	(1,089)	(1,089)
Translation adjustment	276	51
	(813)	(1,038)
Total stockholders’ equity	27,780	27,775
Total liabilities and stockholders’ equity	$52,885	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2012	2011
Net sales	$16,878	$14,401
Cost of goods sold	10,934	9,093

Gross profit	5,944	5,308

Selling, general and administrative expenses	5,486	5,125
Operating income	458	183

Non-operating items:
Interest:
Interest expense	103	97
Interest income	(47)	(50)
Interest expense, net	56	47
Other expense (income) , net	42	(25)
Total other expense, net	98	22
Income before income taxes	360	161
Income tax expense	100	41
Net income	$260	$120

Basic earnings per share	$0.08	$0.04

Diluted earnings per share	$0.08	$0.04

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,129	3,075
Weighted average number of dilutive stock options
outstanding	2	30
Denominator used for diluted per share computations	3,131	3,105

Dividends declared per share	$0.07	$0.06

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(all amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Net income	$260	$120
Other comprehensive income -
Foreign currency translation ajdustment	225	344
Comprehensive income	$485	$464

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income	$260	$120
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	209	197
Amortization	49	36
Stock compensation expense	88	84
Changes in operating assets and liabilities:
Accounts receivable	(1,703)	316
Inventories	998	393
Prepaid expenses and other assets	(575)	(176)
Accounts payable	(1,441)	(2,684)
Other accrued liabilities	(376)	(1,133)
Total adjustments	(2,751)	(2,968)
Net cash used by operating activities	(2,491)	(2,847)

Investing Activities:
Purchase of property, plant, and equipment	(75)	(178)
Purchase of patents and trademarks	(29)	(24)
Acquisition of Pac-Kit Safety Company	-	(3,127)
Net cash used by investing activities	(104)	(3,329)

Financing Activities:
(Repayments) borrowing of long-term debt	(649)	4,823
Proceeds from issuance of common stock	21	105
Distributions to stockholders	(219)	(184)
Purchase of treasury stock	(370)	(97)
Net cash (used) provided by financing activities	(1,217)	4,646

Effect of exchange rate changes	37	31
Net change in cash and cash equivalents	(3,775)	(1,499)

Cash and cash equivalents at beginning of period	7,853	6,601

Cash and cash equivalents at end of period	$4,078	$5,102

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2011 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2012 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recent accounting pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for our quarter ended March 31, 2012. The adoption of this guidance was limited to a change in the presentation of our results, which we have elected to include as a separate Condensed Consolidated Statement of Comprehensive Income.

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

Remediation work on the project began in the third quarter of 2009. The Company expects the remediation work to be completed during the second half of 2012.  At March 31, 2012, the Company had approximately $224,000 remaining in its accrual for environmental remediation and monitoring, of which approximately $71,000 is classified as a current liability in the accompanying balance sheet.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the three months ended March 31, 2012 follows (in thousands):

Balance at December 31, 2011	Payments	Balance at March 31, 2012

$ 239	$ (15)	$ 224

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

Note 3 — Pension

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2012	2011

Components of net periodic benefit cost:
Interest cost	$26	$25
Service cost	5	5
Expected return on plan assets	(26)	(24)
Amortization of prior service costs	3	2
Amortization of actuarial loss	38	31
	$45	$39

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2012, the Company is required to contribute approximately $235,000.

Note 4 — Long Term Debt and Shareholders Equity

The Company’s revolving loan agreement with Wells Fargo provided for borrowings up to $20 million, with all principal amounts outstanding thereunder required to be repaid in a single amount on March 31, 2013. As of March 31, 2012 and December 31, 2011, the Company had outstanding borrowings of $16,919,519 and $17,568,484, respectively, under the revolving loan agreement.  Under the revolving loan agreement, the Company was required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  At March 31, 2012 the Company was in compliance with these covenants.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under our former loan agreement with Wells Fargo. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo.

In conjunction with signing the new agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

During the first three months of 2012, the Company issued 5,000 shares of common stock and received proceeds of $21,000 upon the exercise of employee stock options.

Note 5— Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. operating segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware and industrial use.

Domestic sales orders are filled from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products.  Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% and 8% of the Company’s total net sales for the three months ended March 31, 2012 and 2011, respectively.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

	Three months ended March 31
Sales to external customers:	2012	2011
United States	$12,595	$10,559
Canada	1,659	1,854
Europe	2,625	1,988
Consolidated	$16,878	$14,401

Operating income:
United States	$166	$120
Canada	50	150
Europe	242	(87)
Consolidated	$458	$183

Interest expense, net	56	47
Other (income) expense, net	42	(25)
Consolidated income before taxes	$360	$161

	March 31	December 31
Assets by segment	2012	2011
United States	$41,611	$43,174
Canada	5,190	6,033
Europe	6,084	6,015
Consolidated	$52,885	$55,222

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date.  Compensation expense is recognized over the required service period.   Share-based compensation expense was $87,516 and $83,610 for the quarters ended March 31, 2012 and March 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company granted 64,938 and 60,000 employee stock options, respectively, with a weighted average fair value of $2.23 and $2.52, respectively.   As of March 31, 2012, there was a total of $733,146 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested, share –based payments granted to the Company’s employees.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combinations

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million, less liabilities assumed of $310,000.

Unaudited net sales and net income for the three months ended March 31, 2011 attributable to Pac-Kit were approximately $600,000 and $30,000, respectively.

Assuming Pac-Kit was acquired on January 1, 2011, unaudited proforma net sales and net income for the three months ended March 31, 2011, attributable to Pac-Kit were approximately $1.3 million and $90,000.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact of the Company’s suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement with Wells Fargo. The Pac-Kit line of products consists of high quality, unitized first aid kits sold to a broad range of customers and distributors.

The Company recorded approximately $1.9 million for assets acquired, including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name.

Net Sales

Consolidated net sales for the three months ended March 31, 2012 were $16,878,000, compared with $14,401,000, in the same period in 2011, a 17% increase. Net sales in the U.S increased 19% principally due to increased sales of iPoint pencil sharpeners, Clauss professional cutting tools and first aid products. Net sales in the Canadian operating segment decreased 11% (9% in local currency).  The decrease was primarily the result of initial shipments of AirShoc lawn and garden tools during the first quarter of 2011.  Initial orders are typically larger than subsequent routine orders.   Net sales in Europe increased by 32% in U.S. dollars (39% in local currency).  The increase in sales was primarily due to market share gains with mass market customers as a result of increased focus and resources in that channel of the business.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $5,944,000 (35.2% of net sales), compared to $5,308,000 (36.9% of net sales) for the same period in 2011.  The decrease in gross profit as a percentage of sales for the first quarter was principally due to the mix of products sold in the quarter. We expect gross margins to improve in the second quarter with an improved product mix over the first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2012 were $5,486,000 (32.5% of net sales), compared with $5,125,000 (35.6% of net sales) for the same period of 2011, an increase of $361,000. The increase in SG&A expenses for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to higher commission and delivery costs associated with the higher sales.

Operating Income

Operating income for the three months ended March 31, 2012 was $458,000, compared with $183,000 in the same period of 2011, an increase of $275,000. Operating income in the U.S. increased by $46,000 compared to the same period of 2011. The increase is principally due to higher sales, as described above.  Operating income in the Canada decreased by $100,000 primarily due to the decrease in sales.  The European segment had operating income of approximately $242,000 in the first quarter of 2012, compared to a loss of $87,000 in the same period of 2011, primarily as a result of higher sales.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2012, was $56,000, compared with $47,000 for the same period of 2011.

Other expense (income), net

Net other expense (income), consisting primarily of foreign currency transaction losses, was $42,000 in the first quarter of 2012, compared to income of $25,000 in the first quarter of 2011.

Income Taxes

The effective tax rate in the first quarter of 2012 was 28%, compared to 26% in the first quarter of 2011.  The increase in the effective tax rate is primarily related to the Company having a higher proportion of earnings in the United States which has a higher tax rate than the countries in which our subsidiaries operate.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2012, working capital declined approximately $469,000 compared to December 31, 2011. Inventory declined by approximately $861,000 at March 31, 2012 compared to December 31, 2011. Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 at March 31, 2012 and December 31, 2011.  Receivables increased by approximately $1.7 million at March 31, 2012 compared to December 31, 2011. The increase in accounts receivables occurred primarily due to the higher sales in the first quarter of 2012 compared to the previous quarter.  The average number of days sales outstanding in accounts receivable was 65 days at March 31, 2012 and December 31, 2011.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2012	December 31, 2011

Working capital	$ 37,348,713	$ 37,818,344
Current ratio	6.35	5.34
Long term debt to equity ratio	60.9%	63.3%

During the first three months of 2012, total debt outstanding under the Company’s former credit facility, decreased by approximately $649,000 compared to total debt thereunder at December 31, 2011. As of March 31, 2012, $16,919,519 was outstanding and $3,080,481 was available for borrowing under the Company’s former credit facility.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under our former loan agreement. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo.

In conjunction with signing the new agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

As discussed in Note 2, at March 31, 2012 the Company had approximately $224,000 remaining in its accrual for environmental remediation and monitoring, with approximately $71,000 classified as a current liability. The Company intends to use cash flow from operations or borrowings under its revolving credit facility to pay for these costs. In addition, the Company has provided the buyer with a $2.0 million mortgage at 6 percent interest. Payments on the mortgage are due monthly and will also help fund the remediation and monitoring.

The Company believes that cash expected to be generated from operating activities, together with funds available under its new revolving credit facility are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

January	-	-	-	186,190

February	-	-	-

March	36,750	$10.07	36,750	149,440

Item 3.  —Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not Applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.12  Loan and Security Agreement and Secured Revolving Note

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

Dated: May 14, 2012

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 14, 2012