Form 10-Q
period 2012-06-30
ACME UNITED CORP
filed 2012-08-14
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”   “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No  ☒

As of August 7, 2012 the registrant had outstanding 3,103,227 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,141	$7,853
Accounts receivable, less allowance	23,857	12,904
Inventories:
Finished goods	24,784	22,887
Work in process	21	45
Raw materials and supplies	1,876	1,563
	26,681	24,495
Prepaid expenses and other current assets	1,859	1,270
Total current assets	59,538	46,522
Property, plant and equipment:
Land	284	288
Buildings	2,252	2,277
Machinery and equipment	7,855	7,657
	10,391	10,222
Less accumulated depreciation	8,014	7,716
	2,377	2,506
Note receivable	1,734	1,766
Intangible assets	4,288	3,285
Other assets	1,217	1,143
Total assets	$69,154	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$9,968	$4,935
Other accrued liabilities	5,611	3,769
Total current liabilities	15,579	8,704
Long-term debt	23,005	17,569
Other	1,130	1,174
Total liabilities	39,714	27,447

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,459,024 shares in 2012
and 4,454,024 shares in 2011,
including treasury stock	11,147	11,134
Additional paid-in capital	5,355	5,120
Retained earnings	26,288	24,403
Treasury stock, at cost - 1,355,797 shares
in 2012 and 1,319,047 shares in 2011	(12,214)	(11,844)
Accumulated other comprehensive income:
Minimum pension liability	(1,089)	(1,089)
Translation adjustment	(47)	51
	(1,136)	(1,038)
Total stockholders’ equity	29,440	27,775
Total liabilities and stockholders’ equity	$69,154	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net sales	$27,594	$24,029	$44,472	$38,430
Cost of goods sold	17,773	15,346	28,707	24,439

Gross profit	9,821	8,683	15,765	13,991

Selling, general and administrative expenses	6,743	6,223	12,229	11,348
Operating income	3,078	2,460	3,536	2,643

Non-operating items:
Interest:
Interest expense	91	114	193	211
Interest income	(29)	(40)	(76)	(90)
Interest expense, net	62	74	117	121
Other expense (income), net	43	3	86	(22)
Total other expense	105	77	203	99
Income before income taxes	2,973	2,383	3,333	2,544
Income tax expense	912	640	1,013	681
Net income	$2,061	$1,743	$2,320	$1,863

Basic earnings per share	$0.66	$0.56	$0.74	$0.60

Diluted earnings per share	$0.66	$0.56	$0.74	$0.60

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,103	3,096	3,118	3,085
Weighted average number of dilutive stock options
outstanding	41	21	24	26
Denominator used for diluted per share computations	3,144	3,117	3,142	3,111

Dividends declared per share	$0.07	$0.06	$0.14	$0.12

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$2,061	$1,743	$2,320	$1,863
Other comprehensive (loss) / income -
Foreign currency translation	(323)	85	(98)	423
Comprehensive income	$1,738	$1,828	$2,222	$2,286

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)
	Six Months Ended
	June 30,
	2012	2011
Operating Activities:
Net income	$2,320	$1,863
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	421	396
Amortization	98	85
Stock compensation expense	233	209
Changes in operating assets and liabilities:
Accounts receivable	(10,934)	(10,413)
Inventories	(1,914)	248
Prepaid expenses and other assets	(473)	153
Accounts payable	5,048	2,119
Other accrued liabilities	1,644	1,636
Total adjustments	(5,877)	(5,567)
Net cash used by operating activities	(3,557)	(3,704)

Investing Activities:
Purchase of property, plant, and equipment	(233)	(296)
Purchase of patents and trademarks	(52)	(50)
Acquisition of certain assets of The C-Thru Ruler Company	(1,474)	-
Acquisition of Pac-Kit	-	(3,127)
Net cash used by investing activities	(1,759)	(3,473)

Financing Activities:
Borrowing of long-term debt	5,436	5,079
Proceeds from issuance of common stock	21	146
Distributions to stockholders	(437)	(370)
Purchase of treasury stock	(370)	(97)
Net cash provided by financing activities	4,650	4,758

Effect of exchange rate changes	(46)	52
Net change in cash and cash equivalents	(712)	(2,367)

Cash and cash equivalents at beginning of period	7,853	6,601

Cash and cash equivalents at end of period	$7,141	$4,234

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

The Company has evaluated events and transactions subsequent to June 30, 2012 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recent accounting pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard was effective for our quarter ended March 31, 2012. The adoption of this standard was limited to a change in the presentation of our results, which we have elected to include as a separate Condensed Consolidated Statement of Comprehensive Income.

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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company is required to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual included the estimated costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009. The Company expects the remediation work to be completed during the second half of 2012.  At June 30, 2012, the Company had approximately $188,000 remaining in its accrual for environmental remediation and monitoring, of which approximately $54,000 is classified as a current liability in the accompanying balance sheet.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of three years from the completion of the remediation work.

The change in the accrual for environmental remediation for the three months ended June 30, 2012 follows (in thousands):

Balance at December 31, 2011	Payments	Balance at June 30, 2012

$ 239	$ (51)	$ 188

Also, as part of the sale, the Company provided the buyer with a mortgage of $2.0 million at six percent interest per year. The mortgage is payable in monthly installments of principal and interest with the outstanding balance due in full, one year after remediation and monitoring on the property have been completed.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Components of net periodic benefit cost:
Interest cost	$17	$26	$43	$52
Service cost	12	5	17	10
Expected return on plan assets	(28)	(26)	(54)	(53)
Amortization of prior service costs	2	3	5	5
Amortization of actuarial loss	39	38	77	76
	$43	$45	$87	$90

Under applicable laws and regulations, in 2012, the Company is required to contribute to its qualified plan approximately $235,000.  The Company expects to make contributions to the plan as required during the remainder of the year.

Note 4 —Debt and Shareholders Equity

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new revolving loan agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under the former loan agreement with Wells Fargo. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At June 30, 2012 the Company was in compliance with these covenants under the new agreement with HSBC Bank.

As of June 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $23,004,777 and $17,568,484, respectively, under the respective revolving loan agreements.

During the first six months of 2012, the Company issued 5,000 shares of common stock and received proceeds of $21,000 upon the exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 28% and 22% of the Company’s total net sales for the three and six months ended June 30, 2012 compared to 23% and 18% for the comparable periods in 2011.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)
	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2012	2011	2012	2011
United States	$22,563	$18,527	$35,160	$29,086
Canada	3,310	3,324	4,967	5,178
Europe	1,721	2,178	4,345	4,166
Consolidated	$27,594	$24,029	$44,472	$38,430

Operating income (loss):
United States	$2,587	$1,862	$2,753	$1,983
Canada	521	599	571	749
Europe	(30)	(1)	212	(89)
Consolidated	$3,078	$2,460	$3,536	$2,643

Interest expense, net	62	74	117	121
Other expense (income), net	43	3	86	(22)
Consolidated income before taxes	$2,973	$2,383	$3,333	$2,544

Assets by segment:
( in thousands )
	June 30,	December 31,
	2012	2011
United States	$57,236	$43,174
Canada	6,326	6,033
Europe	5,592	6,015
Consolidated	$69,154	$55,222

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $145,237 and $125,828 for the quarters ended June 30, 2012 and 2011, respectively. Share-based compensation expense was $232,753 and $209,438 for the six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, the Company issued 20,000 options with a weighted average fair value of $2.44 per share. During the six months ended June 30, 2012 the Company issued 84,938 options with a weighted average fair value of $2.28.

As of June 30, 2012, there was a total of $645,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On June 7, 2012, the Company purchased certain assets of The C-Thru Ruler Company, a leading supplier of drafting, measuring, lettering and stencil products. The Company purchased inventory and intellectual property related to C-Thru’s lettering and ruler business for approximately $1.47 million using funds borrowed under its revolving loan agreement with HSBC. The Company recorded approximately $0.42 million for inventory, as well as approximately $1.05 million for intangible assets, consisting primarily of customer relationships.

Unaudited net sales and net income for the three and six months ended June 30, 2012 attributable to C-Thru were  not material to the Company’s financial statements for those periods.

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma combined net sales for the three and six months ended June 30, 2012 for the Company were approximately $28.2 million and $45.6 million, respectively.

Assuming C-Thru was acquired on January 1, 2011, unaudited proforma combined net sales for the three and six months ended June 30, 2011, for the Company were approximately $24.7 million and $39.7 million, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations

On June 7, 2012, the Company purchased certain assets of The C-Thru Ruler Company, a leading supplier of drafting, measuring, lettering and stencil products. The Company purchased inventory and intellectual property related to C-Thru’s lettering and ruler business for approximately $1.47 million using funds borrowed under its revolving loan agreement with HSBC. The Company recorded approximately $0.42 million for inventory, as well as approximately $1.05 million for intangible assets, consisting of customer relationships.

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement with Wells Fargo. The Pac-Kit line of products consists of high quality, unitized first aid kits sold to a broad range of customers and distributors. The Company recorded approximately $1.9 million for assets acquired from Pac-Kit, including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name.

Net sales

Consolidated net sales for the three months ended June 30, 2012 were $27,594,000 compared with $24,029,000 in the same period in 2011, a 15% increase (16% in local currency). Consolidated net sales for the six months ended June 30, 2012 were $44,472,000, compared with $38,430,000 for the same period in 2011, a 16% increase (17% in local currency). Net sales for the three and six months ended June 30, 2012 in the U.S. segment increased 22% and 21%, respectively, compared with the same periods in 2011. Sales in the U.S. for both periods increased primarily due to initial shipments for new distribution of the Company’s Camillus brand knives.  Also contributing to the increase were higher sales of iPoint pencil sharpeners, paper trimmers and first aid products.  Net sales in Canada for the three months ended June 30, 2012 remained constant in U.S. dollars but increased 4% in local currency.  Net sales in Canada for the six months ended June 30, 2012 decreased 4% in U.S. dollars and 1% in local currency compared with the same period in 2011.

European net sales for the three months ended June 30, 2012 decreased 21% U.S. dollars (11% in local currency) compared with the same period in 2011.  The decrease in net sales in Europe for the three month period on a comparative basis was primarily due to the loss of a large customer, Schlecker, as a result of their financial troubles. Schlecker, once one of Germany’s largest drug store chains, filed for bankruptcy and is in the process of liquidating a majority of its business. European net sales for the six months ended June 30, 2012 increased 4% in U.S. dollars and 13% in local currency.   The increase in sales was primarily due to market share gains with mass market customers which were partially offset by lower sales as result of the loss of the large customer.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended June 30, 2012 was $9,821,000 (35.6% of net sales) compared to $8,683,000 (36.1% of net sales) for the same period in 2011.  Gross profit for the six months ended June 30, 2012 was $15,765,000 (35.5% of net sales) compared to $13,991,000 (36.4% of net sales) in the same period in 2011. The gross margin as a percent of sales for the three and six months ended June 30, 2012 was negatively impacted by the mix of customers and products sold during the three and six month periods. The mix included a higher proportion of first aid products, pencil sharpeners and paper trimmers, which in general, yield a lower gross margin than the Company’s historical average gross margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2012 were $6,743,000 (24.4% of net sales) compared with $6,223,000 (25.8% of net sales) for the same period of 2011, an increase of $520,000. SG&A expenses for the six months ended June 30, 2012 were $12,229,000 (27.5% of net sales) compared with $11,348,000 (29.5% of net sales) in the comparable period of 2011, an increase of $881,000. The increases in SG&A expenses for the three and six months ended June 30, 2012, compared to the same periods in 2011, were primarily the result of, an increase in shipping expense and sales commissions as a result of higher sales, personnel related expenses as well as an increase in spending on new product development.

Operating income

Operating income for the three months ended June 30, 2012 was $3,078,000 compared with $2,460,000 in the same period of 2011. Operating income for the six months ended June 30, 2012 was $3,536,000 compared to $2,643,000 in the same period of 2011.  Operating income in the U.S. segment increased by $725,000 and $770,000 for the three and six months, respectively, compared to the same periods in 2011. The increase in operating income is principally due to higher sales.  Operating income in the Canadian segment decreased by $78,000 and $178,000 for the three and six months, respectively, compared to the same periods in 2011.  The decrease in operating income in Canada is principally due to the decline in sales.

The operating loss in Europe increased by $29,000 for the three months ended June 30, 2012 compared to the same period in 2011.  The increase in the operating loss is primarily related to the loss of a major German customer due to their financial troubles which resulted in the liquidation of a majority of their business.  Europe had operating income of $212,000 for the six months ended June 30, 2012 compared to an operating loss of $89,000 for the comparable period in 2011.  The increase in operating income is principally due to increased sales to mass market customers which were partially offset by the losses incurred due to the loss of the major customer.

Interest expense, net

Interest expense, net for the three months ended June 30, 2012 was $62,000, compared with $74,000 for the same period of 2011, a $12,000 decrease.  Interest expense, net for the six months ended June 30, 2012, was $117,000 as compared to $121,000 for the same period in 2011.

Other expense (income), net

Net other expense was $43,000 in the three months ended June 30, 2012 as compared to $3,000 in the same period of 2011.  Net other expense was $86,000 in the first six months of 2012 compared to net other income of $22,000 in the first six months of 2011.  The increase in other expense (income), net for the three and six months ended June 30, 2012, was primarily due to loses from foreign currency transactions.

Income taxes

The effective tax rates for the three and six month periods ended June 30, 2012 were 31% and 30% respectively, compared to 27% in the same periods of 2011.  The increase in the effective tax rate for the three and six months ended June 30, 2012 was due to a higher proportion of earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2012, working capital increased approximately $6,141,000 compared to December 31, 2011. Inventory increased by approximately $2,186,000 at June 30, 2012 compared to December 31, 2011. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 at June 30, 2012 compared to 2.0 at December 31, 2011.  Receivables increased by approximately $10,953,000 at June 30, 2012 compared to December 31, 2011. The increase in accounts receivables occurred primarily due to the higher sales in the second quarter of 2012 compared to the fourth quarter of 2011.  The average number of days sales outstanding in accounts receivable was 62 days at June 30, 2012 and December 31, 2011.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2012	December 31, 2011
(in thousands)
Working capital	$ 43,959	$ 37,818
Current ratio	3.82	5.34
Long term debt to equity ratio	78.1%	63.3%

During the first six months of 2012, total debt outstanding under the Company’s credit facility increased by approximately $5,437,000 compared to total debt thereunder at December 31, 2011. As of June 30, 2012, $23,004,777 was outstanding and $6,995,223 was available for borrowing under the Company’s credit facility.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under our former loan agreement. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At June 30, 2012, the Company was in compliance with these financial covenants.

As discussed above, the Company lost the business of a large European customer due to its financial troubles.  Schlecker, once one of Germany’s largest drug store chains, filed for bankruptcy and is in the process of liquidating a majority of its business. Sales to Schlecker represented approximately 2% of the Company’s total net sales in 2011.  The Company has not incurred and does not expect to incur any future material charges related to the write-off of receivables or inventory related to the loss of the Schlecker business.

As discussed in Note 2, at June 30, 2012 the Company had approximately $188,000 remaining in its accrual for environmental remediation and monitoring, with approximately $54,000 classified as a current liability. The Company intends to use cash flow from operations , borrowings under its revolving credit facility and/or payments made to the company under the 2008 mortgage to pay for these costs.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  —Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not Applicable

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.1 Acme United Corporation 2012 Employee Stock Option Plan

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

Dated: August 14, 2012

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 14, 2012