Form 10-Q
period 2012-09-30
ACME UNITED CORP
filed 2012-11-09
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012 the registrant had outstanding 3,113,227 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$10,105	$7,853
Accounts receivable, less allowance	16,058	12,904
Inventories:
Finished goods	28,058	22,887
Work in process	30	45
Raw materials and supplies	1,904	1,563
	29,992	24,495
Prepaid expenses and other current assets	1,911	1,270
Total current assets	58,066	46,522
Property, plant and equipment:
Land	288	288
Buildings	2,270	2,277
Machinery and equipment	8,114	7,657
	10,672	10,222
Less accumulated depreciation	8,284	7,716
	2,388	2,506
Note receivable	1,718	1,766
Intangible assets, net	4,276	3,285
Other assets	1,213	1,143
Total assets	$67,661	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,513	$4,935
Other accrued liabilities	5,296	3,769
Total current liabilities	11,809	8,704
Long-term debt	24,321	17,569
Other	1,153	1,174
Total liabilities	37,283	27,447

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,459,024 shares in 2012
and 4,454,024 shares in 2011,
including treasury stock	11,146	11,134
Additional paid-in capital	5,455	5,120
Retained earnings	26,864	24,403
Treasury stock, at cost - 1,355,797 shares
in 2012 and 1,319,047 shares in 2011	(12,214)	(11,844)
Accumulated other comprehensive income:
Minimum pension liability	(1,089)	(1,089)
Translation adjustment	215	51
	(874)	(1,038)
Total stockholders’ equity	30,378	27,775
Total liabilities and stockholders’ equity	$67,661	$55,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net sales	$20,363	$19,036	$64,835	$57,466
Cost of goods sold	12,937	12,396	41,644	36,835

Gross profit	7,426	6,640	23,191	20,631

Selling, general and administrative expenses	6,067	5,520	18,296	16,868
Operating income	1,359	1,120	4,895	3,763

Non-operating items:
Interest:
Interest expense	147	112	340	323
Interest income	(64)	(42)	(140)	(132)
Interest expense, net	83	70	200	191
Other expense (income), net	7	20	93	(2)
Total other expense	90	90	293	189
Income before income taxes	1,269	1,030	4,602	3,574
Income tax expense	471	348	1,484	1,029
Net income	$798	$682	$3,118	$2,545

Basic earnings per share	$0.26	$0.22	$1.00	$0.82

Diluted earnings per share	$0.26	$0.22	$1.00	$0.82

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,103	3,102	3,114	3,090
Weighted average number of dilutive stock options
outstanding	30	18	18	15
Denominator used for diluted per share computations	3,133	3,120	3,132	3,105

Dividends declared per share	$0.07	$0.07	$0.21	$0.19

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$798	$682	$3,118	$2,545
Other comprehensive income (loss) -
Foreign currency translation	262	(530)	164	(107)
Comprehensive income	$1,059	$152	$3,282	$2,438

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)
	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$3,118	$2,545
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	623	596
Amortization	162	122
Stock compensation expense	326	318
Changes in operating assets and liabilities:
Accounts receivable	(3,140)	(3,817)
Inventories	(5,068)	693
Prepaid expenses and other current assets	(476)	364
Accounts payable	1,558	(1,579)
Other accrued liabilities	1,423	219
Total adjustments	(4,592)	(3,084)
Net cash used by operating activities	(1,474)	(539)

Investing Activities:
Purchase of property, plant, and equipment	(516)	(599)
Purchase of patents and trademarks	(103)	(81)
Acquisition of certain assets of The C-Thru Ruler Company	(1,474)	-
Acquisition of Pac-Kit Safety Equipment Company	-	(3,127)
Net cash used by investing activities	(2,093)	(3,807)

Financing Activities:
Borrowing of long-term debt	6,752	4,584
Proceeds from issuance of common stock	21	146
Distributions to stockholders	(654)	(555)
Purchase of treasury stock	(370)	(97)
Net cash provided by financing activities	5,749	4,078

Effect of exchange rate changes	70	(63)
Net change in cash and cash equivalents	2,252	(331)

Cash and cash equivalents at beginning of period	7,853	6,601

Cash and cash equivalents at end of period	$10,105	$6,270

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation and Recent Accounting Pronouncements

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the condensed consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2011 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to September 30, 2012 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recent accounting pronouncements

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard was effective for our quarter ended March 31, 2012. The adoption of this standard was limited to a change in the presentation of our results, which we have elected to include as separate Condensed Consolidated Statements of Comprehensive Income.

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

The remediation work, which began in the third quarter of 2009, was completed during the third quarter of 2012.  The Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of two years.   At September 30, 2012, the Company had approximately $148,000 remaining in its accrual for post-remediation monitoring and project closing costs, of which approximately $30,000 was classified as a current liability at that date.

The change in the accrual for environmental remediation for the nine months ended September 30, 2012 follows (in thousands):

Balance at December 31, 2011	Payments	Balance at September 30, 2012

$ 239	$ (91)	$ 148

Also, as part of the sale, the Company provided the buyer with a mortgage loan of $2.0 million at six percent interest. The mortgage is payable in monthly installments of principal and interest with the remaining outstanding balance due in full, one year after remediation  and monitoring on the property have been completed.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Components of net periodic benefit cost:
Interest cost	$26	$25	$77	$74
Service cost	5	5	14	14
Expected return on plan assets	(26)	(24)	(79)	(71)
Amortization of prior service costs	3	2	8	7
Amortization of actuarial loss	38	31	113	94
	$46	$39	$133	$118

Under applicable laws and regulations, in 2012, the Company is required to contribute to its qualified plan approximately $225,000.  At September 30, 2012, the Company had contributed approximately $185,000 to the plan.

Note 4 —Debt and Shareholders Equity

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new revolving loan agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under the former loan agreement with Wells Fargo. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At September 30, 2012 the Company was in compliance with these covenants under the new agreement with HSBC Bank.

As of September 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $24,320,828 and $17,568,484, respectively, under the respective revolving loan agreements.

During the nine months ended September 30, 2012, the Company issued 5,000 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $21,000.  There were no stock options exercised during the three months ended September 30, 2012.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 16% of the Company’s total net sales for the three and nine months ended September 30, 2012 compared to 16% for the comparable periods in 2011.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts below are presented after converting to U.S. dollars and consolidating eliminations

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2012	2011	2012	2011
United States	$16,541	$15,020	$51,702	$44,104
Canada	2,170	1,829	7,137	7,008
Europe	1,652	2,187	5,996	6,354
Consolidated	$20,363	$19,036	$64,835	$57,466

Operating income (loss):
United States	$1,240	$923	$3,992	$2,904
Canada	182	114	753	863
Europe	(63)	83	149	(4)
Consolidated	$1,359	$1,120	$4,895	$3,763

Interest expense, net	83	70	200	191
Other expense (income), net	7	20	93	(2)
Consolidated income before income taxes	$1,269	$1,030	$4,602	$3,574

Assets by segment:
( in thousands )

	September 30,	December 31,
	2012	2011
United States	$56,400	$43,174
Canada	6,110	6,033
Europe	5,151	6,015
Consolidated	$67,661	$55,222

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expense was $93,000 and $108,766 for the quarters ended September 30, 2012 and September 30, 2011, respectively. Share-based compensation expense was $325,753 and $318,204 for the nine months ended September 30, 2012 and September 30, 2011, respectively. During the three months ended September 30, 2012, the Company issued 130,500 options with a weighted average fair value of $2.41 per share. During the nine months ended September 30, 2012 the Company issued 215,438 options with a weighted average fair value of $2.36.

As of September 30, 2012, there was a total of $856,000 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees.  The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On June 7, 2012, the Company purchased certain assets of The C-Thru Ruler Company (“C-Thru”), a leading supplier of drafting, measuring, lettering and stencil products. The Company purchased inventory and intellectual property for approximately $1.47 million using funds borrowed under its revolving loan agreement with HSBC. The Company recorded approximately $0.42 million for inventory, as well as approximately $1.05 million for intangible assets, consisting primarily of customer relationships.

Unaudited net sales for the three and nine months ended September 30, 2012 attributable to C-Thru were approximately $1 million and $1.1 million, respectively. Unaudited net income for the three and nine months ended September 30, 2012 attributable to C-Thru was not material to the Company's financial statements for those periods.

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma combined net sales for the three and nine months ended September 30, 2012 for the Company were approximately $20.4 million and $66.0 million, respectively.

Assuming C-Thru was acquired on January 1, 2011, unaudited proforma combined net sales for the three and nine months ended September 30, 2011, for the Company were approximately $19.8 million and $59.5 million, respectively.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the impact on the Company’s suppliers and customers, currency fluctuations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, and the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

On June 7, 2012, the Company purchased certain assets of The C-Thru Ruler Company, a leading supplier of drafting, measuring, lettering and stencil products. The Company purchased inventory and intellectual property for approximately $1.47 million using funds borrowed under its revolving loan agreement with HSBC. The Company recorded approximately $0.42 million for inventory, as well as approximately $1.05 million for intangible assets, consisting of customer relationships.

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

Net sales

Consolidated net sales for the three months ended September 30, 2012 were $20,363,000 compared with $19,036,000 in the same period in 2011, a 7% increase (8% in local currency). Consolidated net sales for the nine months ended September 30, 2012 were $64,835,000, compared with $57,466,000 for the same period in 2011, a 13% increase. Net sales for the three and nine months ended September 30, 2012 in the U.S. segment increased 10% and 17%, respectively, compared with the same periods in 2011. Sales in the U.S. for the three months ended September 30, 2012 increased primarily due to new distribution of Camillus knives and sales resulting from the acquisition of C-Thru assets. Also, contributing to the increase in net sales for the year to date period were higher sales of first aid products as well as the iPoint pencil sharpener. Net sales in Canada for the three months ended September 30, 2012 increased by 19% in U.S. dollars (21% in local currency) compared with the same period in 2011. Net sales in Canada for the nine months ended September 30, 2012 increased by 2% in U.S. dollars (5% in local currency) compared with the same period in 2011.  Sales in Canada increased primarily due to the introduction of Camillus brand knives.  European net sales for the three months ended September 30, 2012 decreased 25% in U.S. dollars (14% in local currency) compared with the same period in 2011.  European net sales for the nine months ended September 30, 2012 declined 6% in U.S. dollars but increased 4% in local currency. The decrease in net sales in Europe for the three month period on a comparative basis was primarily due to the loss of Schlecker, a major customer, due to their liquidation. The increase in sales for the year to date period compared to 2011 was primarily related to higher sales to mass market customers partially offset by the loss of sales to Schlecker.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross profit

Gross profit for the three months ended September 30, 2012 was $7,426,000 (36.4% of net sales) compared to $6,640,000 (34.9% of net sales) for the same period in 2011.  Gross profit for the nine months ended September 30, 2012 was $23,191,000 (35.8% of net sales) compared to $20,631,000 (35.9% of net sales) in the same period in 2011. The improvement in the gross margin as a percent of sales for the three months ended September 30, 2012 was primarily the result of the mix of customers and products. The mix included a higher proportion of Camillus brand products and  C-Thru products, which in general, yield a higher gross margin than the Company’s historical average gross margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2012 were $6,067,000 (29.8% of net sales) compared with $5,520,000 (29.0% of net sales) for the same period of 2011, an increase of $547,000. SG&A expenses for the nine months ended September 30, 2012 were $18,296,000 (28.2% of net sales) compared with $16,868,000 (29.4% of net sales) in the comparable period of 2011, an increase of $1,428,000. The increases in SG&A expenses for the three and nine months ended September 30, 2012, compared to the same periods in 2011, were primarily the result of higher freight expense and sales commissions as a result of higher sales as well as higher personnel related expenses and increased spending on new products.

Operating income

Operating income for the three months ended September 30, 2012 was $1,359,000 compared with $1,120,000 in the same period of 2011, a 21% increase. Operating income for the nine months ended September 30, 2012 was $4,895,000 compared to $3,763,000 in the same period of 2011, a 30% increase.  Operating income in the U.S. segment increased by $317,000 and $1,088,000 for the three and nine months, respectively, compared to the same periods in 2011. The increase in operating income is principally due to higher sales.  Operating income in the Canadian segment increased by $68,000 for the three months and decreased $110,000 for the nine months ended September 30, 2012, compared to the same periods in 2011.  Europe had an operating loss of $63,000 for the three months ended September 30, 2012 compared to income of $83,000 for to the same period in 2011.  The operating loss was principally due to lower sales resulting from the loss of Schlecker, a major customer, due to their liquidation.

Interest expense, net

Interest expense, net for the three months ended September 30, 2012 was $83,000, compared with $70,000 for the same period of 2011, a $13,000 increase.  Interest expense, net for the nine months ended September 30, 2012, was $200,000 as compared to $191,000 for the same period in 2011, an $9,000 increase. The increases in interest expense, net for both the three and nine months ended September 30, 2012 were primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense was $7,000 in the three months ended September 30, 2012 compared to $20,000 in the same period of 2011.  Net other expense was $93,000 in the first nine months of 2012 compared to net other income of $2,000 in the first nine months of 2011.  The changes in other expense (income), net for the three and nine months ended September 30, 2012 were primarily due to gains/losses from foreign currency transactions.

Income taxes

The effective tax rate for the three and nine month periods ended September 30, 2012 was 37% and 32%, respectively compared to 34% and 29%, respectively,  in the same periods of 2011.  The increase in the effective tax rate for the three and nine months ended September 30, 2012 was due to a higher proportion of earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2012, working capital increased approximately $8.4 million compared to December 31, 2011. Inventory increased by approximately $5.5 million at September 30, 2012 compared to December 31, 2011.  The increase in inventory is principally due to increases in Camillus products as well as pencil sharpeners and first aid product in advance of new business.  Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 at September 30, 2012 compared to 2.0 at December 31, 2011.  Accounts receivable increased by approximately $3.1 million at September 30, 2012 compared to December 31 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 62 days at September 30, 2012 compared to 65 days at December 31, 2011.  The improvement in the days sales outstanding is primarily due to the loss of sales to Schlecker whose payment terms were longer than the Company’s average terms.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2012	December 31, 2011

Working capital	$ 46,257	$ 37,818
Current ratio	4.92	5.34
Long term debt to equity ratio	80.1%	63.2%

During the first nine months of 2012, total debt outstanding under the Company’s credit facility increased by $6.8 million, compared to total debt at December 31, 2011. The increase in the debt outstanding is primarily related to the purchase of inventory and the acquisition of C-Thru.  As of September 30, 2012, $24,321,000 was outstanding and $5,679,000 was available for borrowing under the Company’s credit facility.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank. The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under our former loan agreement. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At September 30, 2012, the Company was in compliance with these financial covenants.

As discussed above,  Schlecker, once one of Germany’s largest drug store chains, filed for bankruptcy and is in the process of liquidating a majority of its business. Sales to Schlecker represented approximately 2% of the Company’s total net sales in 2011.  The Company has not incurred and does not expect to incur any future material charges related to the write-off of receivables or inventory related to the loss of the Schlecker business.

As discussed in Note 2, at September 30, 2012 the Company had approximately $148,000 remaining in its accrual for post-remediation monitoring and project closing costs, with approximately $30,000 classified as a current liability. The Company intends to use cash flow from operations, borrowings under its revolving credit facility and/or payments made to the Company under the 2008 mortgage to pay for these costs.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2012

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 9, 2012