Form 10-K
period 2012-12-31
ACME UNITED CORP
filed 2013-03-08
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-07698
ACME UNITED CORPORATION
 Exact name of registrant as specified in its charter

Connecticut	06-0236700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Round Hill Road
Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

                Registrant's telephone number, including area code      (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
$2.50 par value Common Stock	NYSE MKT

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
YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,794,065. Registrant had 3,142,202 shares of its $2.50 par value Common Stock outstanding as of March 2, 2013.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 22, 2013 are incorporated into the Company’s 2012 Annual Report on Form 10-K, Part III.

PART I
Item 1.  Business

General
Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.  The Company is a leading worldwide supplier of innovative cutting, measuring and first aid products to the school, home, office, hardware, sporting goods and industrial markets.  The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China).  The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities.  The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities.  Net sales in 2012 were: United States (including direct import sales from Asia) - $67.5 million, Canada - $8.8 million, and Europe - $8.1 million.

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

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million using funds borrowed under its revolving loan agreement. The Pac-Kit line of products consists of high quality, unitized first aid kits sold to a broad range of customers and distributors. The Company recorded approximately $1.9 million for assets acquired from Pac-Kit, including accounts receivable, inventory and fixed assets, as well as approximately $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name.

Principal Products

The Company markets and sells under five main brands - Westcott®, Clauss®,  Camillus®, PhysiciansCare® and Pac-Kit®.

Cutting

Principal products within the cutting device category are scissors, shears, pencil sharpeners, guillotine paper trimmers, rotary paper trimmers, rotary cutters, knives, hobby knives and blades, utility knives, pruners, loppers, saws, manicure products and medical cutting instruments. .  Recent product introductions included Westcott TrimAir® paper trimmers with patented titanium coating and a proprietary blade change system for rotary and personal trimmers, Westcott Ultra Soft Handle scissors with anti-microbial product protection, True Professional™ sewing shears as well as a line of iPoint® pencil sharpeners utilizing the Company’s proprietary non-stick coating. The Company also added to its KleenEarth® family of recycled products by modifying the production process to allow for multi-colored products as opposed to the traditional black.

Many of the Company’s cutting products have a titanium carbonitride and non-stick coating, making scissor and knife blades more than 3 times harder than stainless steel as well as reducing friction and corrosion.

In 2008, the Company acquired the patents and intellectual property of Camillus Cutlery, the oldest knife company in the United States, and in 2009, launched a new family of knives with proprietary designs and high performance titanium carbonitride coatings. In 2010 the Company expanded its offering of Camillus knives for tactical outdoor sporting use.

In 2011 Clauss introduced the AirShoc® line of titanium coated non-stick garden tools.  In 2010 Clauss introduced high performance marine tools for saltwater fishing.

Measuring

Principal products within the measuring instrument category are rulers, drafting tools, lettering products and math tools.  Recent product introductions included Westcott branded compasses, protractors, rulers and math kits with anti-microbial product protection.

On June 7, 2012, the Company extended its line of measuring products by purchasing certain assets of The C-Thru Ruler Company (“C-Thru”), a leading supplier of drafting, measuring, lettering and stencil products.  These C-Thru products have developed a strong reputation in the school and craft markets for high quality measuring devices, and for specialized products for drafting, designing and drawing.

First Aid and Safety

Principal products within the first aid and safety category are first aid kits, personal protection products and over-the-counter medication refills. The Company markets these products under the PhysiciansCare brand.

In February, 2011 the Company extended its PhysiciansCare line of first aid kits and refills by acquiring the assets of the Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation, and marine markets.  Pac-Kit was one of the pioneers in industrial first aid products.  Today we sell high quality, unitized kits to a broad range of companies and distributors. This acquisition has allowed us to tailor these items to meet user requirements, with rapid turnaround.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $572,985 in 2012 and $535,500 in 2011.

Intellectual Property

The Company has many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available.  The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare and Pac-Kit. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2012 was 14 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains.  In 2012 and 2011, the Company had two customers and one customer, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 17% and 12% in 2012 and 20% in 2011.

Competition

The Company competes with many companies in each market and geographic area.  The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitor in the cutting category is Fiskars Corporation.  The major competitor in the measuring category is Maped. The major competitor in the safety category is Johnson and Johnson.

Seasonality

Traditionally, the Company’s sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws.  The Company believes that there are no environmental matters that would have a material financial impact on the Company. The Company believes that no material adverse financial impact is expected to result from compliance with current environmental rules and regulations.  In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company is responsible for environmental remediation on the property in accordance with the Connecticut Transfer Act. The remediation was completed during the third quarter of 2012.  See accompanying Note 15 of the Notes to Consolidated Financial Statements in this report for information regarding the cost of remediation and related matters, including ongoing monitoring of contaminant levels.

Employees

As of December 31, 2012, the Company employed 171 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

The Company’s expectations for both short and long-term future net revenues are based on the Company’s estimates of future demand. Orders from the Company’s principal customers are ultimately based on demand from end-users and end-user demand can be difficult to predict. Low end-user demand would negatively affect orders the Company receives from distributors and other principal customers which could, in turn adversely affect the Company’s revenues in any fiscal period. If the Company’s estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins could be adversely affected.

Because our products are sold by third parties, our financial results depend in part on the financial health of these parties and any loss of a third party distributor could adversely affect the Company’s revenues.
A number of the Company’s products are sold through third-party distributors and large retailers. Some of our distributors also market products that compete with our products.  Changes in the financial or business conditions ore the purchasing decisions of these third parties or their customers could affect our sales and profitability.

Additionally, no assurances can be given that any or all of such distributors or retailers will continue their relationships with the Company. Distributors and other significant retail customers cannot easily be replaced and the loss of revenues and the Company’s inability to reduce expenses to compensate for the loss of revenues could adversely affect the Company’s net revenues and profit margins.

The Company’s operations are increasingly global in nature. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in the countries in which we conduct business, by fluctuations in currency exchange rates and other factors related to our international operations.
As our international operations and activities expand, we face increasing exposure to the risks of operating in foreign countries. These factors include:

•	Changes generally in political, regulatory or economic conditions in the countries in which we conduct business.

•
Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits,  changes in local tax rates, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the company.

•
Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market

These risks could affect the cost of manufacturing and selling our products, our pricing, sales volume, and ultimately our financial performance. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.

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

Failure to manage growth and continue to expand our operations successfully could adversely affect our financial results.
Our business has experienced significant historical growth over the years, and we expect our business to continue to grow organically and through strategic acquisitions. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, it is likely to result in operational inefficiencies and ineffective management of our business thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

Loss of a major customer could result in a decrease in the Company’s future sales and earnings.
Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. In 2012 and 2011, the Company had two customers and one customer, respectively that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 17% and 12% in 2012 and 20% in 2011. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customer and the possibility of related bad debt write-offs, could negatively affect our margins and profits.  Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer could result in a decrease of the Company’s future sales and earnings.

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

Compromises of our information systems or unauthorized access to confidential information or our customers' or associates' personal information may materially harm our business or damage our reputation.
Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate such information. An Acme United associate, contractor or other third-party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Loss or misuse of confidential or personal information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

The Company may need to raise additional capital to fund its operations.
The Company’s management believes that, under current conditions,  the Company’s current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with HSBC Bank N.A., will be sufficient to fund planned operations for the next twelve months. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or adequately respond to competitive pressures.

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
The Company’s products are sold in highly competitive markets including at mass merchants, high volume office supply stores and online. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors’ prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company’s success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. There are no significant barriers to entry into the markets for most of the Company’s products.

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

Our shares of common stock are thinly traded and our stock price may be volatile.
Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies, listed on major stock exchanges. We believe there are 2,629,447 shares of our common stock held by non-affiliates as of December 31, 2012. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading price for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties
The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. In the United States, the Company owns and leases one manufacturing facility in Connecticut consisting of 40,000 square feet and two warehousing facilities in North Carolina consisting of a total of 175,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada.  Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou, China.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Item 3.  Legal Proceedings
There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental agency

Item 4.  Mine Safety Disclosures
Not Applicable

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock is traded on the NYSE MKT under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE MKT for the Common Stock for the periods indicated:

Year Ended December 31, 2012	High	Low	Dividends Declared
Fourth Quarter	$12.37	$10.54	$.07
Third Quarter	11.82	10.20	.07
Second Quarter	11.36	9.82	.07
First Quarter	11.54	9.47	.07

Year Ended December 31, 2011
Fourth Quarter	$11.02	$8.52	$.07
Third Quarter	10.45	9.00	.07
Second Quarter	9.95	9.05	.06
First Quarter	10.95	8.51	.06

As of March 4, 2013 there were approximately 1,301 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2007 to 2012: (a) the NYSE MKT Index and (b) a peer group of companies that, like the Company, (i) are currently listed on the NYSE MKT, and (ii) have a market capitalization of $30 million to $40 million.

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock Repurchase program of 200,000 shares.  The program does not have an expiration date. During the twelve months ended December 31, 2012, the Company repurchased 43,025 shares of its Common Stock at an average price of $10.20, all of which were purchased under a previously announced program. As of December 31, 2012, there were 143,165 shares that may be purchased under the repurchase program announced in 2010. Set forth in the table below is certain information regarding purchases of Common Stock by the Company during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under these Plans or Programs
October 1 - 31	1,686	$11.32	1,686	147,754
November 1 - 30	4,589	$10.87	4,589	143,165
December 1 - 31	-	$-	-	143,165

Equity Compensation Plan Information

The following table sets forth information regarding compensation payable under the Company’s equity compensation plans (the Non-Salaried Director Stock Option Plan and the Employee Stock Option Plan) in effect as of December 31, 2012.  The Company’s shareholders have approved each equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,118,688	$10.97	61,500
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,118,688	$10.97	61,500

Item 6.  Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)
	2012	2011	2010	2009	2008
Net sales	$84,370	$73,302	$63,149	$59,149	$68,719
Net income	$3,549	$2,811	$2,573	$2,842	$4,467
Total assets	$67,828	$55,222	$49,581	$42,309	$45,424
Long-term debt, less current portion	$24,320	$17,568	$13,522	$9,154	$11,749
Net income
Per share (Basic)	$1.14	$0.91	$0.82	$0.86	$1.28
Per share (Diluted)	$1.13	$0.91	$0.81	$0.85	$1.24
Dividends per share	$0.28	$0.26	$0.22	$0.20	$0.18

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.  For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A of this Annual Report on Form 10-K.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Intangible Assets.  Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  The weighted average amortization period for intangible assets at December 31, 2012 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2012 and 2011, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets increased to $4,240,401 as of December 31, 2012, from $3,284,663 as of December 31, 2011 primarily as a result of the C-Thru acquisition. Refer to Note 17 – Business Combinations - in the Notes to Consolidated Financial Statements in this report for a more detailed discussion.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 2.99% to be appropriate as of December 31, 2012, which is a decrease of 1.0 percentage point from the rate used as of December 31, 2011. An increase of 1.0% in the discount rate would have decreased our plan liabilities as of December 31, 2012 by $0.1 million.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 8.25% for 2012. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements in this report.

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

Results of Operations 2012 Compared with 2011

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

Net Sales

In 2012, sales increased by $11,067,906 or 15% (16% in constant currency) to $84,369,770 compared to $73,301,864 in 2011.  The U.S. segment sales increased by $10,846,000 or 19% in 2012 compared to 2011.  Sales in Canada increased by $294,000 or 3% (5% in local currency) in 2012 compared to 2011.  European sales decreased by 1% in U.S. dollars but increased 9% in local currency in 2012 compared to 2011.

The increase in net sales for the twelve months ended December 31, 2012 in the U.S. segment was primarily due to increased sales volume of pencil sharpeners, first aid products and additional sales resulting from the acquisition of the C-Thru Ruler Company.  Also contributing to the increase in sales were revenues from new distribution of Camillus knives at major retailers. The increase in net sales in Canada for the twelve months ended December 31, 2012 was primarily due to the introduction of Camillus knives.  The increase in sales in Europe was primarily due to increased sales in the mass market channel partially offset by the loss of Schlecker, a major customer, due to their liquidation.

Gross Profit

Gross profit was 35.3% of net sales in 2012 compared to 35.9% in 2011.

Selling, General and Administrative

Selling, general and administrative expenses were $24,386,000 in 2012 compared with $22,040,000 in 2011, an increase of $2,346,000 or 11%.  SG&A expenses were 29% of net sales in 2012 compared to 30% in 2011.  The increase in SG&A expenses was primarily the result of higher personnel related expenses ($1.1 million) higher delivery costs and sales commissions as a result of higher sales ($800,000), and increased spending on new product development ($250,000).

Operating Income

Operating income was $5,361,000 in 2012, compared with $4,285,000 in 2011, an increase of $1,076,000.  Operating income in the U.S. increased by approximately $909,000 primarily as a result of higher sales. Operating income in the European segment increased by $316,000 principally due to higher sales in local currency, improved margins and lower selling and administration expenses. Operating income in Canada decreased by approximately $150,000 principally due to lower gross margins which resulted from the mix of products sold.

Interest Expense, Net

Net interest expense for 2012 was $264,000, compared with $255,000 for 2011, an increase of $9,000. The increase in interest expense, net for 2012, was primarily the result of higher average borrowings during 2012 under the Company’s bank revolving credit facility compared to 2011 partially offset by a lower average borrowing rate.

Other Expense, Net

Net other expense was $99,000 in 2012 compared to net other expense of $4,000 in 2011.  The increase in other expense, net for 2012, was primarily due to gains/losses from foreign currency transactions.

Income Tax

The effective tax rate in 2012 was 29%, compared to 30% in 2011.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2012.

Liquidity and Capital Resources

During 2012, working capital increased by approximately $8.9 million compared to December 31, 2011.  Inventory increased by approximately $5.8 million.  The increase in inventory is principally related to new Camillus products, as well as a general increase in advance of anticipated new orders. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 1.9 from 2.0 at December 31, 2011.

Receivables increased approximately $3.5 million at December 31, 2012 compared to December 31, 2011 due to the increase in sales. The average number of days sales outstanding in accounts receivable was 61 days in 2012 compared to 65 days in 2011.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	2012	2011

Working Capital	$46,678,949	$37,818,344
Current Ratio	4.98	5.34
Long-Term Debt to Equity Ratio	78.8%	63.3%

During 2012, total debt outstanding under the Company’s revolving credit facility (referred to below) increased by approximately $6.7 million compared to total debt at December 31, 2011. The increase in debt outstanding is primarily related to the purchase of inventory as well as financing the acquisition of certain assets of The C-Thru Ruler Company for $1.5 million. As of December 31, 2012, $24,319,829 was outstanding and $5,680,171 was available for borrowing under the revolving credit facility.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new revolving loan agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75%, which is 0.25% lower than the interest rate under the former loan agreement with Wells Fargo. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At December 31, 2012 the Company was in compliance with these covenants under the new agreement with HSBC.

In 2012, Schlecker, a major customer of the Company’s and once one of Germany’s largest drug store chains, filed for bankruptcy and liquidated a majority of its business. Sales to Schlecker represented approximately 2% of the Company’s total net sales in 2011.  The Company has not incurred and does not expect to incur any material charges related to the write-off of receivables or inventory as a result of the loss of the Schlecker business.

Capital expenditures during 2012 and 2011 were $681,135 and $940,713, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.  Capital expenditures in 2013 are not expected to differ materially from recent years.

The Company believes that cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011

Net sales	$84,369,770	$73,301,864

Cost of goods sold	54,623,328	46,976,944

Gross profit	29,746,442	26,324,920

Selling, general and administrative expenses	24,385,922	22,039,956
Operating income	5,360,520	4,284,964

Non operating items:
Interest:
Interest expense	(443,657)	(404,326)
Interest income	179,259	149,761
Interest expense, net	(264,398)	(254,565)
Other expense	(99,076)	(4,379)
Total other expense, net	(363,474)	(258,944)
Income before income tax expense	4,997,046	4,026,020
Income tax expense	1,447,815	1,214,827
Net income	$3,549,231	$2,811,193

Earnings per share:
Basic	$1.14	$0.91
Diluted	$1.13	$0.91

See accompanying Notes to Consolidated Financial Statements.

ACME UNITED CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011

Net income	$3,549,231	$2,811,193
Other comprehensive income (loss) -
Foreign currency translation	194,235	(229,853)
Change in net prior service credit
and actuarial losses, net of
income tax expense	57,191	66,691
Total other comprehensive income (loss)	251,426	(163,162)
Comprehensive income	$3,800,657	$2,648,031

See notes to accompanying consolidated financial statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,749,864	$7,853,343
Accounts receivable, less allowance	16,441,970	12,904,168
Inventories	30,292,120	24,494,992
Deferred income taxes	402,467	281,573
Prepaid expenses and other current assets	1,522,745	988,288
Total current assets	58,409,166	46,522,364

Property, plant and equipment:
Land	291,310	288,313
Buildings	2,294,327	2,276,662
Machinery and equipment	8,282,926	7,657,373
Total property, plant and equipment	10,868,563	10,222,348
Less: accumulated depreciation	8,515,327	7,716,224
Net plant, property and equipment	2,353,236	2,506,124
Note receivable	1,701,987	1,765,831
Intangible assets, less accumulated amortization	4,240,401	3,284,663
Deferred income taxes	967,892	1,053,926
Other assets	155,134	88,828
Total assets	$67,827,816	$55,221,736

LIABILITIES
Current liabilities:
Accounts payable	$6,480,146	$4,935,495
Other accrued liabilities	5,250,071	3,768,525
Total current liabilities	11,730,217	8,704,020
Long-term debt	24,319,829	17,568,484
Other accrued liabilities - non current	911,467	1,174,305
Total liabilities	36,961,513	27,446,809

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,487,524 shares in 2012 and 4,454,024
shares in 2011, including treasury stock	11,218,055	11,134,303
Treasury stock, at cost, 1,362,072 shares in 2012
and 1,319,047 shares in 2011	(12,283,251)	(11,844,354)
Additional paid-in capital	5,636,274	5,120,277
Accumulated other comprehensive loss	(786,893)	(1,038,319)
Retained earnings	27,082,118	24,403,020
Total stockholders' equity	30,866,303	27,774,927
Total liabilities and stockholders' equity	$67,827,816	$55,221,736

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2010	3,069,337	10,935,676	(11,710,616)	4,603,194	(875,157)	22,398,714	$25,351,811
Net income						2,811,193	2,811,193
Total other comprehensive income (loss)					(163,162)		(163,162)
Stock compensation expense				428,439			428,439
Tax benefit from exercise of
employee stock options				24,034			24,034
Distribution to shareholders						(806,887)	(806,887)
Issuance of common stock	79,450	198,627		64,610			263,237
Purchase of treasury stock	(13,810)		(133,738)				(133,738)
Balances, December 31, 2011	3,134,977	11,134,303	(11,844,354)	5,120,277	(1,038,319)	24,403,020	$27,774,927
Net income						3,549,231	3,549,231
Total other comprehensive income (loss)					251,426		251,426
Stock compensation expense				427,877			427,877
Distribution to shareholders						(870,133)	(870,133)
Issuance of common stock	33,500	83,752		88,120			171,872
Purchase of treasury stock	(43,025)		(438,897)				(438,897)
Balances, December 31, 2012	3,125,452	11,218,055	(12,283,251)	5,636,274	(786,893)	27,082,118	$30,866,303

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
Operating activities:
Net income	$3,549,231	$2,811,193
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Depreciation	862,035	795,452
Amortization	227,662	183,385
Stock compensation expense	427,877	428,439
Deferred income taxes	(34,860)	(185,162)
Changes in operating assets and liabilities
Accounts receivable	(3,556,267)	(76,021)
Inventories	(5,310,860)	(1,127,005)
Prepaid expenses and other current assets	(395,291)	271,550
Accounts payable	1,484,949	(1,031,524)
Other accrued liabilities	1,472,912	(7,239)
Total adjustments	(4,821,843)	(748,125)
Net cash (used) provided by operating activities	(1,272,612)	2,063,068
Investing activities:
Purchase of property, plant and equipment	(681,135)	(940,713)
Purchase of patents and trademarks	(133,436)	(101,853)
Acquisition of assets in business combination	(1,473,793)	(3,126,986)
Net cash used by investing activities	(2,288,364)	(4,169,552)
Financing activities:
Net borrowings of long-term debt	6,751,345	4,046,484
Distributions to shareholders	(1,089,627)	(771,582)
Purchase of treasury stock	(438,897)	(133,738)
Issuance of common stock	171,872	287,269
Net cash provided by financing activities	5,394,693	3,428,433
Effect of exchange rate changes	62,804	(70,022)
Net increase in cash and cash equivalents	1,896,521	1,251,927
Cash and cash equivalents at beginning of year	7,853,343	6,601,416
Cash and cash equivalents at end of year	$9,749,864	$7,853,343

Supplemental cash flow information
Cash paid for income taxes	$831,791	$1,293,036
Cash paid for interest expense	$436,084	$390,418

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

Translation of Foreign Currency - For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year.  Resulting translation adjustments are made directly to accumulated other comprehensive loss.  Foreign currency transaction gains and losses are recognized in operating results.  Foreign currency transaction losses, which are included in other income, net, were $141,882 in 2012 and $25,732 in 2011.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.  Included with the cash and equivalents are Certificates of Deposit totaling approximately $3.1 million.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $166,732 in 2012 and $129,242 in 2011.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable.  Intangible assets held by the Company with finite useful lives include patents and trademarks.  Patents and trademarks are amortized over their estimated useful lives.  The weighted average amortization period for intangible assets at December 31, 2012 was 14 years.  The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  At December 31, 2012 and 2011, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($572,985 in 2012 and $535,500 in 2011) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($3,318,917 in 2012 and $3,084,925 in 2011) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place.  Advertising costs ($1,521,464 in 2012 and $1,239,693 in 2011) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2012 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations.  In 2012, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables. In 2012, the Company had two customers that individually exceeded 10% of consolidated net sales. In 2011, the Company had one customer that exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 17% and 12% in 2012.  Net sales to the one customer amounted to approximately 20% in 2011.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

3.  Inventories

Inventories consisted of:

	2012	2011
Finished goods	$28,819,060	$22,887,381
Work in process	71,285	44,564
Materials and supplies	1,401,775	1,563,047
	$30,292,120	$24,494,992

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $563,268 as of December 31, 2012 and $551,827 as of December 31, 2011.

4.  Intangible Assets

Intangible assets consisted of:

	2012	2011
Patents	$1,982,918	$1,885,888
Trademarks	601,716	565,273
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
C-Thru, Customer List	1,050,000	-
	5,134,634	3,951,161
accumulated amortization	894,233	666,498
	$4,240,401	$3,284,663

Amortization expense for patents and trademarks for the years ended December 31, 2012, and 2011 were $227,662 and $183,385, respectively.   The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows:  2013 - $270,033; 2014 - $256,803; 2015 - $244,095; 2016 - $242,271; and 2017 - $238,328.

5.  Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	2012	2011
Customer rebates	$3,404,720	$2,747,352
Remediation liability	123,587	239,016
Pension liability	900,291	1,012,786
Other	1,732,940	943,676
	$6,161,538	$4,942,830

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2012, the Company contributed $221,000 to the plan and expects to contribute approximately $230,000 during 2013.

The plan asset weighted average allocation at December 31, 2012 and December 31, 2011, by asset category, were as follows:

Asset Category	2012	2011
Equity Securities	70%	68%
Fixed Income Securities	29%	29%
Other Securities / Investments	1%	3%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 65% equity securities, 30% fixed income securities, and 5% cash investments.  Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of December 31, 2012 and 2011, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $110,400 and $95,000, respectively.

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2012 and 2011:

2012	Level 1	Level 2	Level 3	Total
Money Market Fund	$19,609	$-	$-	$19,609
Acme United Common Stock	110,400	-	-	110,400
Equity Common and Collected Funds	-	811,113	-	811,113
Fixed Income Common and Collected Funds		384,280		384,280
Total	$130,009	$1,195,393	$-	$1,325,402

2011	Level 1	Level 2	Level 3	Total
Money Market Fund	$32,819	$-	$-	$32,819
Acme United Common Stock	95,000	-	-	95,000
Equity Common and Collected Funds	-	757,373	-	757,373
Fixed Income Common and Collected Funds		361,544		361,544
Total	$127,819	$1,118,917	$-	$1,246,736

Other disclosures related to the pension plan follow:

	2012	2011
Assumptions used to determine benefit obligation:
Discount rate	2.99%	3.99%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(2,259,522)	$(2,479,645)
Interest cost	(85,108)	(99,122)
Service cost	(36,000)	(19,000)
Actuarial (loss) gain	(137,609)	22,235
Benefits and plan expenses paid	292,546	316,010
Benefit obligation at end of year	(2,225,693)	(2,259,522)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,246,736	1,315,428
Actual return on plan assets	149,717	7,665
Employer contribution	221,495	239,653
Benefits and plan expenses paid	(292,546)	(316,010)
Fair value of plan assets at end of year	1,325,402	1,246,736
Funded status	$(900,291)	$(1,012,786)

	2012	2011
Assumptions used to determine net periodic benefit cost:
Discount rate	3.99%	4.42%
Expected return on plan assets	8.25%	8.25%
Components of net benefit expense:
Interest cost	$85,109	$99,122
Service cost	36,000	19,000
Expected return on plan assets	(94,765)	(95,470)
Amortization of prior service costs	9,154	9,154
Amortization of actuarial loss	135,759	124,536
Net periodic benefit cost	$171,257	$156,342

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2012	2011

Balance at beginning of the year	$1,762,345	$1,830,465
Change in net loss	82,657	65,570
Amortization of actuarial loss	(135,759)	(124,536)
Amortization of prior service cost	(9,154)	(9,154)
Change recognized in other comprehensive income	(62,256)	(68,120)
Total recognized in other comprehensive income	$1,700,089	$1,762,345

Amounts recognized in Accumulated Other Comprehensive Income:

Net actuarial loss	$1,669,914	$1,723,016
Prior service cost	30,175	39,329
Total	$1,700,089	$1,762,345

Accrued benefits costs are included in other accrued liabilities (non-current).

In 2013, net periodic benefit cost will include approximately $154,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:

2013	$254,000
2014	247,000
2015	231,000
2016	214,000
2017	194,000
Years 2018 - 2022	742,000

The Company also has a The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee.  For the years ended December 31, 2012 and 2011, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee.  Total contribution expense under this profit sharing plan was $99,105 in 2012 and $95,088 in 2011.

7.  Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2012	2011
Current:
Federal	$843,812	$756,126
State	115,111	88,741
Foreign	523,752	532,827
	1,482,675	1,377,694

Deferred:
Federal	(31,374)	(142,281)
State	(4,685)	(18,802)
Foreign	1,199	(1,784)
	(34,860)	(162,867)
	$1,447,815	$1,214,827

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2012	2011
United States	$2,169,451	$1,901,905
Foreign	2,827,595	2,124,115
	$4,997,046	$4,026,020

As discussed in Note 10 below, for segment reporting, Direct Import sales are included in the United States segment. However, the revenues are earned by our Hong Kong subsidiary and related income taxes are paid in Hong Kong whose rate approximates 16.5%.  As such, income of the Asian subsidiary is included in the foreign income before taxes.

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts  reported in operations.

	2012	2011
Federal income taxes at 34% statutory rate	$1,698,996	$1,368,847
State and local taxes, net of federal income tax effect	75,697	46,160
Permanent items	79,892	7,149
Foreign tax rate difference	(460,351)	(308,250)
Change in deferred income tax valuation allowance	53,581	100,921
Provision for income taxes	$1,447,815	$1,214,827

The following summarizes deferred income tax assets and liabilities:

	2012	2011
Deferred income tax liabilities:
Plant, property and equipment	$413,160	$322,604
	413,160	322,604

Deferred income tax assets:
Asset valuations	543,002	426,429
Contribution carryforward	157,297	296,802
Operating loss carryforwards and credits	2,201,789	2,148,208
Pension	448,579	467,087
Foreign tax credit	43,575	48,847
Other	591,066	418,938
	3,985,308	3,806,311
Net deferred income tax asset before valuation allowance	3,572,148	3,483,707
Valuation allowance	(2,201,789)	(2,148,208)
Net deferred income tax asset	$1,370,359	$1,335,499

In 2012, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2009 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested.  Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends.  During 2012, the Company repatriated $750,000 of foreign earnings from its Canadian subsidiary. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly.  Foreign subsidiary earnings of $11,576,094 and $9,855,053 are considered permanently reinvested as of December 31, 2012 and 2011, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

At December 31, 2012, the Company had tax operating loss carry forwards aggregating $7,110,013, all of which were applicable to Germany, and can be carried forward indefinitely.

8.  Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2012, $24,319,829 was outstanding and $5,680,171 was available for borrowing under the Company’s revolving loan agreement.

On April 5, 2012, the Company entered into a new revolving loan agreement with HSBC Bank, N.A. In conjunction with signing the new revolving loan agreement, the Company ended its agreement with Wells Fargo and used funds borrowed under the new loan agreement to pay all amounts then outstanding under the revolving loan agreement with Wells Fargo Bank.

The new five-year credit facility provides for increased borrowings of up to an aggregate of $30 million at an interest rate of LIBOR plus 1.75% (2.00% at December 31, 2012), which is 0.25% lower than the interest rate under the former loan agreement with Wells Fargo. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. These financial covenants in the new loan agreement are similar to the covenants in the prior agreement with Wells Fargo. At December 31, 2012 the Company was in compliance with these covenants under the new agreement with HSBC.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $760,856 and $713,925 in 2012 and 2011. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2012:  2013 - $791,278; 2014 - $482,591; 2015 - $384,427; 2016 - $44,234; and 2017 - $3,917.

There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental authority.

10. Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments include (1) United States; (2) Canada and (3) Europe.  The financial results for the Company’s Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the “United States segment”.  Sales in the United States segment include both domestic sales as well as direct import sales.  Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and first aid products for school, office, home, hardware and industrial use.

Domestic sales orders are filled from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products.  Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct Import Sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct Import Sales represented approximately 19% and 15% of the Company’s total net sales in 2012 and 2011, respectively.

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

Financial data by segment:

2012
(000's omitted)	United States	Canada	Europe	Consolidated
Sales to unaffiliated customers	$67,510	8,808	8,052	$84,370

Operating income	4,394	775	192	5,361
Assets	56,115	6,107	5,606	67,828
Additions to property, plant and equipment	656	14	11	681
Depreciation and amortization	980	36	73	1,089

2011

Sales to unaffiliated customers	$56,663	$8,514	$8,125	$73,302

Operating income (loss)	3,485	924	(124)	4,285
Assets	43,174	6,033	6,015	55,222
Additions to property, plant and equipment	912	26	3	941
Depreciation and amortization	857	36	85	978

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2012	2011
Total operating income	$5,361	$4,285
Interest expense, net	264	255
Other expense, net	99	4
Consolidated income before taxes	$4,998	$4,026

Net Income	$3,549	$2,811

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2012	2011
United States	$66,694	$55,856
International:
Canada	8,808	8,514
Europe	8,052	8,125
Other	816	807
Total International	$17,676	$17,446

Total Revenues	$84,370	$73,302

11.  Stock Option Plans

The Company has two stock option plans: (1) the 2012 Employee Stock Option Plan, (the “Employee Plan”) and (2) the 2005 Non-Salaried Director Stock Option Plan (the “Director Plan”).

The Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted.  The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2012, the number of shares available for grant under the Employee Plan was 40,000.  Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.  Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee plan.

The Director Plan, as amended, provides for the issuance of stock options for up to 140,000 shares of the Company's common stock to non-salaried directors.  Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 4,500 share option (the “Annual Option”).  The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2012, the number of shares available for grant under the Director Plan was 21,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2012	2011

Options outstanding at the beginning of the year	943,000	838,950
Options granted	215,438	185,500
Options forfeited	(6,250)	(2,000)
Options exercised	(33,500)	(79,450)
Options outstanding at the end of the year	1,118,688	943,000
Options exercisable at the end of the year	672,125	554,500
Common stock available for future grants at the end of the year	61,500	107,438
Weighted average exercise price per share:
Granted	$10.47	$9.67
Forfeited	6.98	10.10
Exercised	5.13	3.31
Outstanding	10.96	10.84
Exercisable	11.65	11.69

A summary of options outstanding at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.70 to $5.11	30,500	< 1	$3.84	30,500	$3.84
$5.12 to $8.51	151,750	6	7.70	118,750	7.65
$8.52 to $10.21	427,688	8	9.85	146,125	9.81
$10.22 to $13.62	270,500	8	11.70	139,500	12.69
$13.63 to $17.02	238,250	3	15.16	237,250	15.16
	1,118,688			672,125

The weighted average remaining contractual life of all outstanding stock options is 7 years.

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

The assumptions used to value option grants for the twelve months ended December 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Expected life in years	5	5
Interest rate	0.60 – .92%	0.91 – 2.10%
Volatility	.327-.333	.327-.330
Dividend yield	2.50% - 2.70%	2.37% - 2.70%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011 was $427,877 and $428,439, respectively.  At December 31, 2012, there was approximately $745,698 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2012, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2012 and 2011 was $2.36 and $2.26 per option, respectively.  The aggregate intrinsic value of outstanding options was $1,290,457 at December 31, 2012. The aggregate intrinsic value of exercisable options was $805,223 at December 31, 2012.  The aggregate intrinsic value of options exercised during 2012 was $190,235.

12.  Earnings Per Share

The calculation of earnings per share follows:

	2012	2011
Numerator:
Net income	$3,549,231	$2,811,193
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,115,574	3,099,982
Effect of dilutive employee stock options	16,935	0
Denominator for dilutive earnings per share	3,132,510	3,099,983
Basic earnings per share	$1.14	$0.91
Dilutive earnings per share	$1.13	$0.91

For 2012 and 2011, respectively, 507,750 and 602,895 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.    Accumulated Other Comprehensive (loss) income

The components of accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2010	$280,964	$(1,156,120)	$(875,157)
Change in net prior service credit
and actuarial losses, net of tax		66,691	66,691
Translation adjustment	(229,853)		(229,853)
Balances, December 31, 2011	$51,111	$(1,089,429)	$(1,038,319)
Change in net prior service credit
and actuarial losses, net of tax		57,191	57,191
Translation adjustment	194,235		194,235
Balances, December 31, 2012	$245,346	$(1,032,238)	$(786,893)

14.  Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of its short term nature. The carrying value of the Company’s note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

15.  Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2012	First	Second	Third	Fourth	Total
Net sales	$16,878	$27,594	$20,363	$19,535	$84,370
Cost of goods sold	10,934	17,773	12,937	12,979	54,623
Net income	260	2,061	798	430	3,549
Basic earnings per share	$0.08	$0.66	$0.26	$0.14	$1.14
Diluted earnings per share	$0.08	$0.66	$0.26	$0.13	$1.13
Dividends per share	$0.07	$0.07	$0.07	$0.07	$0.28

2011	First	Second	Third	Fourth	Total
Net sales	$14,401	$24,029	$19,036	$15,836	$73,302
Cost of goods sold	9,093	15,346	12,396	10,142	46,977
Net income	120	1,743	682	266	2,811
Basic earnings per share	$0.04	$0.56	$0.22	$0.08	$0.91
Diluted earnings per share	$0.04	$0.55	$0.22	$0.09	$0.91
Dividends per share	$0.06	$0.06	$0.07	$0.07	$0.26

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. During 2012, the Company paid approximately $115,000 for work related to the remediation and has approximately $124,000 remaining in its accrual for environmental remediation, of which approximately $65,000 was classified as a current liability.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of two years with the estimated completion by the end of 2014.

The change in the accrual for environmental remediation for the year ended December 31, 2012 follows (in thousands):

Balance at December 31, 2011	Payments	Balance at December 31, 2012

$ 239	$ (115)	$ 124

Also, as part of the sale, the Company has provided the buyer with a mortgage of $2.0 million at six percent interest.  The mortgage is payable in monthly installments with the outstanding balance due in full, one year after remediation and monitoring on the property have been completed

17.  Business Combinations

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

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Inventory	423
Intangible Assets	1,050
Total assets	$1,473

Net sales from the date of acquisition through December 31, 2012, attributable to C-Thru were approximately $1.7 million. Unaudited net sales attributable to C-Thru for the comparable period in 2011 were approximately $1.4 million.

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma net sales for the year ended December 31, 2012 attributable to C-Thru were approximately $3.2 million. Unaudited proforma net sales for the comparable period in 2011 were approximately $3.0 million.

Unaudited net income for the year ended December 31, 2012 attributable to C-Thru was not material to the Company’s financial statements for those periods.

On February 28, 2011, the Company purchased substantially all of the assets of The Pac-Kit Safety Equipment Company, a leading manufacturer of first aid kits for the industrial, safety, transportation and marine markets. The Company purchased the accounts receivable, inventory, equipment and intangible assets of Pac-Kit for approximately $3.4 million, less liabilities assumed of $310,000, using funds borrowed under the Company’s revolving loan agreement.

The Company recorded $1.9 million for assets acquired, including accounts receivable, inventory and fixed assets, as well as $1.5 million for intangible assets, consisting of customer relationships and the Pac-Kit trade name. During 2011, the Company incurred approximately $125,000 of integration and transaction costs associated with the acquisition.  These costs were recorded in selling, general and administrative expenses.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$592
Inventory	1,196
Equipment	150
Intangible Assets	1,500
Total assets	$3,438

Liabilities
Accounts Payable	$310

Net assets acquired
$3,128

Net sales for 2011 attributable to Pac-Kit were approximately $5.2 million. The year ended December 31, 2011 represents a comparable period based on the Pac-Kit acquisition date.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp
New Haven, Connecticut
March 8, 2013

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	62	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	56	President, Chief Operating Officer and Director
Paul G. Driscoll	52	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	63	Director
Richmond Y. Holden, Jr.	59	Director
Susan H. Murphy	61	Director
Stevenson E. Ward III	67	Director

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002.  Mr. Driscoll joined Acme as Director of International Finance on March 19, 2001.  From 1997 to 2001 he was employed by Ernest and Julio Gallo Winery, including as Director of Finance and Operations in Japan.  Prior to Gallo he served in several increasingly responsible finance positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

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

Richmond Y. Holden, Jr.  has served as director since 1998. Currently the Executive Vice President of School Specialty Inc., a distributor of school supplies, and President of Educator’s Publishing Services, a division of School Specialty Inc., since mid-2012.  He was President of Educational Resources, a division of School Specialty Inc., from 2010 until mid-2012. Mr. Holden joined School Specialty Inc. in 2007 as President of Educator’s Publishing Services.   He served as President and Chief Executive Officer of J.L. Hammett Co., a reseller of educational products from 1992 to 2006. The qualifications of Mr. Holden to serve on the Board include his senior management level experience of large complex companies in the educational markets.  In particular, as a result of his experience with School Specialty Inc., a $700 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to educational products, such as finance, marketing, technology, sourcing, pricing and distribution.

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

Stevenson E. Ward III has served as director since 2001.  He is the Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. since September 2000. Triton’s technology controls and inactivates pathogens in the healthcare and industrial industries. From 1999 through 2000, Mr. Ward served as Senior Vice President-Administration of Sanofi-Synthelabo, Inc., a major pharmaceutical company.  He also served as Executive Vice President (1996-1999) and Chief Financial Officer (1994-1995) of Sanofi, Inc., and Vice President-Finance, Pharmaceutical Group, Sterling Winthrop, Inc. (1992-1994). Prior to joining Sterling he was employed by General Electric Company with management positions in Purchasing, Corporate Audit and Finance.  Mr. Ward’s qualifications for service on the Board include his extensive experience in senior executive level finance positions at Fortune 100 multinational corporations.

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

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

Information regarding Director Independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 Annual Meeting of Shareholders

Item 14.  Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Income

•	Consolidated Statements of Changes in Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

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

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Organization of the Company (1)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (1)

Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (2)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (2)
3(ii)	Amendment to the Company’s Bylaws (10)
4	Specimen of Common Stock certificate (2)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
10.2	1992 Amended and Restated Stock Option Plan* (6)
10.2(a)	Amendment No. 1 to the Amended and Restated Stock Option Plan* (7)
10.2(b)	Amendment No. 2 to the Amended and Restated Stock Option Plan* (8)
10.2(c)	Amendment No. 3 to the Amended and Restated Stock Option Plan* (9)
10.2(d)	Amendment No. 4 to the Amended and Restated Stock Option Plan* (9)
10.3	Acme United Employee Stock Option Plan as amended (11)
10.4	Severance Pay Plan dated September 28, 2004* (14)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (13)*
10.6	2005 Non-Salaried Director Stock Option Plan (12)
10.8	Deferred Compensation Plan dated October 2, 2007 (15)
10.9	2012 Acme United Employee Stock Option Plan (18)
10.10	Revolving Loan Agreement with HSBC, dated April 5, 2012 (17)
10.11	Change in Control Plan dated February 24, 2011* (16)
21	Subsidiaries of the Registrant
23.1	Independent Registered Public Accounting Firm's Consent
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

(2)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

(3)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.

(7)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

(10)	Previously filed in the Company’s form 8-K filed on February 28, 2006.

(11)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.

(12)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-126478 filed with the Commission on July 8, 2005.

(13)	Previously filed in the Company’s form 8-K filed on December 21, 2010.

(14)	Previously filed as an exhibit to the Company’s 2004 Form 10-K filed on March 17, 2005.

(15)	Previously filed as an exhibit to the Company's 2007 Form 10-K filed on March 12, 2008.

(16)	Previously filed as an exhibit to the Company’s 2010 Form 10-K filed on March 11, 2011.

(17)	Previously filed as Exhibit 10.2 to the Company’s Form 10-Q filed on May 14, 2012.

(18)	Previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2012.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2013.

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