Form 10-Q
period 2013-03-31
ACME UNITED CORP
filed 2013-05-10
CIK 2098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
____________________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No  ☒

As of April 22, 2013 the registrant had outstanding 3,145,202 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,941	$9,750
Accounts receivable, less allowance	14,902	16,442
Inventories:
Finished goods	28,434	28,819
Work in process	48	71
Raw materials and supplies	1,968	1,402
	30,450	30,292
Prepaid expenses and other current assets	1,919	1,925
Total current assets	56,212	58,409
Property, plant and equipment:
Land	287	291
Buildings	2,268	2,294
Machinery and equipment	8,395	8,283
	10,950	10,868
Less accumulated depreciation	8,672	8,515
	2,278	2,353
Note receivable	1,685	1,702
Intangible assets, less amortization	4,200	4,240
Other assets	1,119	1,124
Total assets	$65,494	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$4,842	$6,480
Other accrued liabilities	4,336	5,250
Total current liabilities	9,178	11,730
Long-term debt	24,452	24,320
Other	962	912
Total liabilities	34,592	36,962

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,507,274 shares in 2013
and 4,487,524 shares in 2012,
including treasury stock	11,268	11,218
Additional paid-in capital	5,792	5,636
Retained earnings	27,172	27,082
Treasury stock, at cost - 1,362,072 shares
in 2013 and 1,362,072 in 2012	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(1,032)	(1,032)
Translation adjustment	(14)	245
	(1,046)	(787)
Total stockholders’ equity	30,902	30,866
Total liabilities and stockholders’ equity	$65,494	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2013	2012
Net sales	$17,651	$16,878
Cost of goods sold	11,224	10,934

Gross profit	6,427	5,944

Selling, general and administrative expenses	5,914	5,486
Operating income	513	458

Non-operating items:
Interest:
Interest expense	127	103
Interest income	(58)	(47)
Interest expense, net	69	56
Other expense, net	3	42
Total other expense, net	72	98
Income before income taxes	441	360
Income tax expense	132	100
Net income	$309	$260

Basic earnings per share	$0.10	$0.08

Diluted earnings per share	$0.10	$0.08

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,132	3,129
Weighted average number of dilutive stock options
outstanding	81	2
Denominator used for diluted per share computations	3,213	3,131

Dividends declared per share	$0.07	$0.07

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31
	2013	2012

Net income	$309	$260
Other comprehensive income -
Foreign currency translation ajdustment	(259)	225
Comprehensive income	$50	$485

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$309	$260
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	220	209
Amortization	67	49
Stock compensation expense	105	88
Changes in operating assets and liabilities:
Accounts receivable	1,411	(1,703)
Inventories	(288)	998
Prepaid expenses and other assets	(23)	(575)
Accounts payable	(1,637)	(1,441)
Other accrued liabilities	(1,033)	(376)
Total adjustments	(1,178)	(2,751)
Net cash used by operating activities	(869)	(2,491)

Investing Activities:
Purchase of property, plant, and equipment	(155)	(75)
Purchase of patents and trademarks	(26)	(29)
Net cash used by investing activities	(181)	(104)

Financing Activities:
Borrowing (repayments) of long-term debt	132	(649)
Proceeds from issuance of common stock	100	21
Distributions to stockholders	-	(219)
Purchase of treasury stock	-	(370)
Net cash provided (used) by financing activities	232	(1,217)

Effect of exchange rate changes	9	37
Net change in cash and cash equivalents	(809)	(3,775)

Cash and cash equivalents at beginning of period	9,750	7,853

Cash and cash equivalents at end of period	$8,941	$4,078

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”).  These adjustments are of a normal, recurring nature.  However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for such disclosures.  The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet as of that date.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, included in the Company’s 2012 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2013 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income int its entirety in the same reporting period. This standard update is effective for reporting periods beginning after December 15, 2012. The adoption of this accounting standard did not have an impact on our consolidated financial statements.

Note 2 — Contingencies

The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters.  The Company presently has no matters other than the environmental remediation accrual described below.

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

The remediation work, which began in the third quarter of 2009, was completed during the third quarter of 2012.  The Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of two years.   At March 31, 2013, the Company had approximately $102,000 remaining in its accrual for post-remediation monitoring and project closing costs, of which approximately $43,000 was classified as a current liability at that date.

The change in the accrual for environmental remediation for the three months ended March 31, 2013 follows (in thousands):

Balance at December 31, 2012	Payments	Balance at March 31, 2013

$ 124	$ (22)	$ 102

Also, as part of the sale, the Company provided the buyer with a mortgage loan of $2.0 million at six percent interest. The mortgage is payable in monthly installments of principal and interest with the remaining outstanding balance due in full, one year after remediation  and monitoring on the property have been completed.

Note 3 — Pension

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2013	2012

Components of net periodic benefit cost:
Interest cost	$17	$21
Service cost	9	9
Expected return on plan assets	(27)	(24)
Amortization of prior service costs	2	2
Amortization of actuarial loss	39	34
	$40	$42

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2013, the Company is required to contribute approximately $235,000.

Note 4 — Long Term Debt and Stockholders Equity

As of March 31, 2013 and December 31, 2012, the Company had outstanding borrowings of $24,451,828 and $24,319,829, respectively, under the Company’s revolving loan agreement with HSBC Bank, N.A. dated April 5, 2012.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.  At March 31, 2013 the Company was in compliance with these covenants.

On April 25, 2013, the Company amended the loan agreement with HSBC Bank, N.A. dated April 5, 2012.  The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio.

During the first three months of 2013, the Company issued a total of 19,750 shares of common stock and received aggregate proceeds of $99,925 upon the exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 10% of the Company’s total net sales for the three months ended March 31, 2013 and 2012, respectively.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

	Three months ended March 31
Sales to external customers:	2013	2012
United States	$14,227	$12,595
Canada	1,625	1,658
Europe	1,799	2,625
Consolidated	$17,651	$16,878

Operating income:
United States	$564	$166
Canada	(10)	50
Europe	(41)	242
Consolidated	$513	$458

Interest expense, net	69	56
Other expense, net	3	42
Consolidated income before income taxes	$441	$360

	March 31	December 31
Assets by segment	2013	2012
United States	$55,656	$56,115
Canada	5,020	6,107
Europe	4,818	5,606
Consolidated	$65,494	$67,828

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date.  Compensation expense is recognized over the required service period.   Share-based compensation expenses were $105,000 and $87,516 for the quarters ended March 31, 2013 and March 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company granted 37,500 and 64,938 employee stock options, respectively, with a weighted average fair value of $2.65 and $2.23, respectively.   As of March 31, 2013, there was a total of $736,891 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested, share –based payments granted to the Company’s employees.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combinations

On June 7, 2012, the Company purchased certain assets of The C-Thru Ruler Company (“C-Thru”), a leading supplier of drafting, measuring, lettering and stencil products. The Company purchased inventory and intellectual property for approximately $1.47 million using funds borrowed under its revolving credit facility with HSBC. The Company recorded approximately $0.42 million for inventory, as well as approximately $1.05 million for intangible assets, consisting primarily of customer relationships.

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma combined net sales and net income for the three months ended March 31, 2012 for the Company would have been approximately $17.4 million and $300,000 respectively.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations.  For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Net Sales

Consolidated net sales for the three months ended March 31, 2013 were $17,651,000, compared with $16,878,000, in the same period in 2012, a 5% increase. Net sales in the U.S operating segment increased 13% principally due to increased sales of Camillus knives and additional sales from the acquisition of the C-Thru Ruler Company.   Net sales in the Canadian operating segment decreased 2% in both U.S. and local currency for the three months ended March 31, 2013primarily due to general weakness in the Canadian economy.  Net sales in Europe decreased by 31% in both U.S. and local currency for the three months ended March 31, 2013. The decrease in sales in Europe was primarily due to the bankruptcy and liquidation of a large customer in Germany in the second quarter of 2012.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $6,427,000 (36.4% of net sales), compared to $5,944,000 (35.2% of net sales) for the same period in 2012.  The increase in gross profit as a percentage of sales for the first quarter was principally due to the mix of customers and products sold in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2013 were $5,914,000 (33.5% of net sales), compared with $5,486,000 (32.5% of net sales) for the same period of 2012, an increase of $428,000. The increase in SG&A expenses for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the addition of sales and marketing personnel as well as higher commission and delivery costs associated with higher sales.

Operating Income

Operating income for the three months ended March 31, 2013 was $513,000, compared with $458,000 in the same period of 2012, an increase of $55,000. Operating income in the U.S. operating segment increased in that period by $398,000 compared to the same period of 2012. The increase was principally due to higher sales, as described above.  Operating income in Canada decreased by $60,000 primarily due to the decrease in sales.   Operating income in Europe decreased by $283,000, from net operating income of $242,000 in the first quarter of 2012 to a net operating loss of $41,000 in the same period of 2013, primarily as a result of lower sales, which resulted from the bankruptcy and liquidation of a large customer in the second quarter of 2012.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2013, was $69,000, compared with $56,000 for the same period of 2012.  The increase in interest expense was primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense, consisting primarily of foreign currency transaction losses, was $3,000 in the first quarter of 2013, compared to expense of $42,000 in the first quarter of 2012. The change in other expense (income), net for the three months ended March 31, 2013 was primarily due to losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rate in the first quarter of 2013 was 30%, compared to 28% in the first quarter of 2012.  The increase in the effective tax rate was caused primarily by the Company generating a higher proportion of earnings in the United States, which has a higher tax rate than the countries in which our subsidiaries operate.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2013, working capital increased approximately $356,000 compared to December 31, 2012. Inventory increased by approximately $158,000 at March 31, 2013 compared to December 31, 2012. Inventory turnover, calculated using a twelve month average inventory balance, was 1.9 for the periods ended March 31, 2013 and December 31, 2012.  Receivables decreased by approximately $1.5 million at March 31, 2013 compared to December 31, 2012. The decrease in accounts receivables occurred primarily due to the lower sales in the first quarter of 2013 compared to the previous quarter.  The average number of days sales outstanding in accounts receivable was 62 days at March 31, 2013 compared to 61 days at December 31, 2012.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2013	December 31, 2012

Working capital	$ 47,034,234	$ 46,678,949
Current ratio	6.12	4.98
Long term debt to equity ratio	79.1%	78.8%

During the first three months of 2013, total debt outstanding under the Company’s revolving credit facility increased by approximately $132,000, compared to total debt thereunder at December 31, 2012. As of March 31, 2013, $24,451,828 was outstanding and $5,548,172 was available for borrowing under the Company’s credit facility.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012.  The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly.  Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes.  Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at March 31, 2013 the Company had approximately $102,000 remaining in its accrual for environmental remediation and monitoring, with approximately $43,000 classified as a current liability. The Company intends to use cash flow from operations, borrowings under its revolving credit facility and/or payments made to the Company under the 2008 mortgage to pay for these costs.

The Company believes that cash expected to be generated from operating activities, together with funds available under its amended revolving credit facility are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)   Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A. Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Documents filed as part of this report.

Exhibit 10.10(a) Amendment No. 1 to Revolving Loan Agreement with HSBC.

Exhibit 10.10(b) Amended and restated note.

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

Dated: May 10, 2013

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 10, 2013