Form 10-Q
period 2013-06-30
ACME UNITED CORP
filed 2013-08-13
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]     No  [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]    Accelerated filer [_]     Non-accelerated filer [_]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_]    No  [X]

As of August 7, 2013 the registrant had outstanding 3,179,777 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$8,458	$9,750
Accounts receivable, less allowance	25,420	16,442
Inventories:
Finished goods	27,553	28,819
Work in process	21	71
Raw materials and supplies	1,876	1,402
	29,450	30,292
Prepaid expenses and other current assets	2,115	1,925
Total current assets	65,443	58,409
Property, plant and equipment:
Land	289	291
Buildings	2,281	2,294
Machinery and equipment	8,683	8,283
	11,253	10,868
Less accumulated depreciation	8,900	8,515
	2,353	2,353
Note receivable	1,669	1,702
Intangible assets	4,156	4,240
Other assets	1,115	1,124
Total assets	$74,736	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$9,092	$6,480
Other accrued liabilities	5,401	5,250
Total current liabilities	14,493	11,730
Deferred income taxes
Long-term debt	26,012	24,320
Other	1,021	912
Total liabilities	41,526	36,962

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,541,849 shares in 2013
and 4,487,524 shares in 2012,
including treasury stock	11,353	11,218
Additional paid-in capital	6,096	5,636
Retained earnings	29,128	27,082
Treasury stock, at cost - 1,362,072 shares	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(1,032)	(1,032)
Translation adjustment	(52)	245
	(1,084)	(787)
Total stockholders’ equity	33,210	30,866
Total liabilities and stockholders’ equity	$74,736	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net sales	$28,412	$27,594	$46,063	$44,472
Cost of goods sold	18,331	17,773	29,554	28,707

Gross profit	10,081	9,821	16,509	15,765

Selling, general and administrative expenses	6,889	6,743	12,803	12,229
Operating income	3,192	3,078	3,706	3,536

Non-operating items:
Interest:
Interest expense	122	91	249	193
Interest income	(48)	(29)	(106)	(76)
Interest expense, net	74	62	142	117
Other expense, net	25	43	28	86
Total other expense	99	105	171	203
Income before income taxes	3,093	2,973	3,536	3,333
Income tax expense	883	912	1,015	1,013
Net income	$2,210	$2,061	$2,520	$2,320

Basic earnings per share	$0.70	$0.66	$0.80	$0.74

Diluted earnings per share	$0.68	$0.66	$0.78	$0.74

Weighted average number of common shares outstanding- denominator used for basic per share computations	3,156	3,103	3,144	3,118
Weighted average number of dilutive stock options outstanding	110	41	90	24
Denominator used for diluted per share computations	3,266	3,144	3,234	3,142

Dividends declared per share	$0.08	$0.07	$0.15	$0.14

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,210	$2,061	$2,520	$2,320
Other comprehensive (loss) / income -
Foreign currency translation	(38)	(323)	(297)	(98)
Comprehensive income	$2,172	$1,738	$2,223	$2,222

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net income	$2,520	$2,320
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	455	421
Amortization	135	98
Stock compensation expense	272	233
Changes in operating assets and liabilities:
Accounts receivable	(9,181)	(10,934)
Inventories	667	(1,914)
Prepaid expenses and other assets	(150)	(473)
Accounts payable	2,637	5,048
Other accrued liabilities	69	1,644
Total adjustments	(5,096)	(5,877)
Net cash used by operating activities	(2,576)	(3,557)

Investing Activities:
Purchase of property, plant, and equipment	(463)	(233)
Purchase of patents and trademarks	(50)	(52)
Acquisition of certain assets of The C-Thru Ruler Company	—	(1,474)
Net cash used by investing activities	(513)	(1,759)

Financing Activities:
Borrowing of long-term debt	1,692	5,436
Proceeds from issuance of common stock	322	21
Distributions to stockholders	(219)	(437)
Purchase of treasury stock	—	(370)
Net cash provided by financing activities	1,794	4,650

Effect of exchange rate changes	3	(46)
Net change in cash and cash equivalents	(1,292)	(712)

Cash and cash equivalents at beginning of period	9,750	7,853

Cash and cash equivalents at end of period	$8,458	$7,141

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

The Company has evaluated events and transactions subsequent to June 30, 2013 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued a final rule related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. This standard update is effective for reporting periods beginning after December 15, 2012. The adoption of this accounting standard did not have an impact on our consolidated financial statements.

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

The remediation work, which began in the third quarter of 2009, was completed during the third quarter of 2012. The Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of two years. At June 30, 2013, the Company had approximately $81,000 remaining in its accrual for post-remediation monitoring and project closing costs, of which approximately $22,000 was classified as a current liability.

The change in the accrual for environmental remediation for the six months ended June 30, 2013 follows (in thousands):

Balance at December 31, 2012	Payments	Balance at June 30, 2013

$ 124	$ (43)	$ 81

Also, as part of the sale, the Company provided the buyer with a mortgage of $2.0 million at six percent interest per year. The mortgage is payable in monthly installments of principal and interest with the outstanding balance due in full, one year after remediation and monitoring on the property have been completed.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Components of net periodic benefit cost:
Interest cost	$17	$17	$43	$43
Service cost	12	12	17	18
Expected return on plan assets	(28)	(28)	(54)	(75)
Amortization of prior service costs	2	2	5	5
Amortization of actuarial loss	39	39	77	95
	$43	$43	$87	$85

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2013, the Company is required to contribute approximately $235,000.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio.

As of June 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $26,011,829 and $24,319,829, respectively, under the Company’s revolving loan agreement with HSBC. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio. At June 30, 2013 the Company was in compliance with these covenants.

During the first six months of 2013, the Company issued a total of 53,825 shares of common stock and received aggregate proceeds of $321,992 upon the exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 27% and 21% of the Company’s total net sales for the three and six months ended June 30, 2013 compared to 28% and 22% for the comparable periods in 2012.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2013	2012	2013	2012
United States	$23,496	$22,563	$37,721	$35,160
Canada	3,139	3,310	4,765	4,967
Europe	1,777	1,721	3,577	4,345
Consolidated	$28,412	$27,594	$46,063	$44,472

Operating income (loss):
United States	$2,701	$2,587	$3,267	$2,753
Canada	475	521	463	571
Europe	16	(30)	(24)	212
Consolidated	$3,192	$3,078	$3,706	$3,536

Interest expense, net	74	62	142	117
Other expense (income), net	25	43	28	86
Consolidated income before taxes	$3,093	$2,973	$3,536	$3,333

Assets by segment:
( in thousands )
	June 30,	December 31,
	2013	2012
United States	$63,521	$56,115
Canada	6,221	6,107
Europe	4,994	5,606
Consolidated	$74,736	$67,828

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $167,410 and $145,237 for the quarters ended June 30, 2013 and 2012, respectively. Share-based compensation expenses were $272,410 and $232,753 for the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, the Company issued 20,500 options with a weighted average fair value of $2.75 per share. During the six months ended June 30, 2013 the Company issued 58,000 options with a weighted average fair value of $2.69.

As of June 30, 2013, there was a total of $645,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

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

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma combined net sales for the three and six months ended June 30, 2012 for the Company would have been approximately $28.2 million and $45.6 million, respectively.

Unaudited net income for the three and six months ended June 30, 2012 attributable to C-Thru were not material to the Company’s financial statements for those periods.

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

Net sales

Consolidated net sales for the three months ended June 30, 2013 were $28,412,000 compared with $27,594,000 in the same period in 2012, a 3% increase (4% in local currency). Consolidated net sales for the six months ended June 30, 2013 were $46,063,000, compared with $44,472,000 for the same period in 2012, a 4% increase (5% in local currency). Net sales for the three and six months ended June 30, 2013 in the U.S. segment increased 4% and 7%, respectively, compared with the same periods in 2012. Sales in the U.S. for both periods increased primarily due to increased sales in the back to school market and additional sales resulting from the acquisition of C-Thru Ruler Company in June of 2012. Also contributing to the increased sales in the year to date period were higher sales of Camillus brand knives. Net sales in Canada for the three months ended June 30, 2013 decreased 5% in U.S. dollars (3% in local currency). Net sales in Canada for the six months ended June 30, 2013 decreased 4% in U.S. dollars (3% in local currency) compared with the same period in 2012. The decline in sales in Canada for the three and six months ended June 30, 2013 is principally due to general softness in the Canadian economy.

European net sales for the three months ended June 30, 2013 increased 3% in U.S. dollars (2% in local currency) compared with the same period in 2012. European net sales for the six months ended June 30, 2013 decreased 18% in both U.S. dollars and local currency. The decrease in sales for the six months ended June 30, 2013 was primarily due to the bankruptcy and liquidation of a large customer in Germany in the second quarter of 2012.

Gross profit

Gross profit for the three months ended June 30, 2012 was $10,081,000 (35.5% of net sales) compared to $9,821,000 (35.6% of net sales) for the same period in 2012. Gross profit for the six months ended June 30, 2013 was $16,509,000 (35.8% of net sales) compared to $15,765,000 (35.5% of net sales) in the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2013 were $6,889,000 (24.2% of net sales) compared with $6,743,000 (24.4% of net sales) for the same period of 2012, an increase of $146,000. SG&A expenses for the six months ended June 30, 2013 were $12,803,000 (27.8% of net sales) compared with $12,229,000 (27.5% of net sales) in the comparable period of 2012, an increase of $574,000. The increases in SG&A expenses for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to increases in shipping expense and sales commissions which resulted from higher sales and the addition of sales and marketing personnel.

Operating income

Operating income for the three months ended June 30, 2013 was $3,192,000 compared with $3,078,000 in the same period of 2012. Operating income for the six months ended June 30, 2013 was $3,706,000 compared to $3,536,000 in the same period of 2012. Operating income in the U.S. segment increased by $114,000 and $514,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in operating income is principally due to higher sales. Operating income in the Canadian segment decreased by $46,000 and $108,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in operating income in Canada was principally due to the decline in sales.

The operating loss in Europe decreased by $46,000, from net operating loss of $30,000 in the second quarter of 2012 to net operating income of $16,000 in the same period of 2013. Europe had an operating loss of $24,000 for the six months ended June 30, 2013 compared to operating income of $212,000 for the comparable period in 2012. The decrease in operating income for the six months ended June 30, 2013 is primarily due to lower sales, which resulted from the bankruptcy and liquidation of a large customer in Germany in the second quarter of 2012.

Interest expense, net

Interest expense, net for the three months ended June 30, 2013 was $74,000, compared with $62,000 for the same period of 2012, a $12,000 increase. Interest expense, net for the six months ended June 30, 2013, was $142,000 compared to $117,000 for the same period in 2012. The increase in interest expense for the three and six months ended June 30, 2013 was primarily the result of higher average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense was $25,000 in the three months ended June 30, 2013 compared to $43,000 in the same period of 2012. Net other expense was $28,000 in the first six months of 2013 compared to $86,000 in the same period of 2012. The decrease in other expense, net for the three and six months ended June 30, 2013, was primarily due to lower loses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for both the three and six month periods ended June 30, 2013 was 29%, compared to 31% and 30% in the same periods of 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013 was due to the Company generating a higher proportion of earnings in jurisdictions with lower tax rates.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2013, working capital increased approximately $4,272,000 compared to December 31, 2012. Inventory decreased by approximately $842,000 at June 30, 2013 compared to December 31, 2012. Inventory turnover, calculated using a twelve month average inventory balance, was 1.8 for the twelve months ended June 30, 2013 compared to 1.9 for the year ended December 31, 2012. Receivables increased by approximately $9.0 million at June 30, 2013 compared to December 31, 2012. The increase in accounts receivables occurred primarily due to the higher sales in the second quarter of 2013 compared to the quarter ended December 31, 2012. The average number of days sales outstanding in accounts receivable was 63 days at June 30, 2013 compared to 61 days at December 31, 2012.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2013	December 31, 2012
(in thousands)
Working capital	$50,950	$46,679
Current ratio	4.52	4.98
Long term debt to equity ratio	78.3%	78.8%

During the first six months of 2013, total debt outstanding under the Company’s revolving credit facility with HSBC increased by approximately $1.7 million, compared to total debt thereunder at December 31, 2012. As of June 30, 2013, $26,011,829 was outstanding and $13,988,171 was available for borrowing under the Company’s revolving credit facility.

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

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at June 30, 2013 the Company had approximately $82,000 remaining in its accrual for environmental remediation and monitoring, with approximately $21,000 classified as a current liability. The Company intends to use cash flow from operations, borrowings under its revolving credit facility and/or payments made to the Company under the 2008 mortgage to pay for these costs.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

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

ACME UNITED CORPORATION

By:	/s/ Walter C. Johnsen
Walter C. Johnsen Chairman of the Board and Chief Executive Officer

Dated: August 13, 2013

By:	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 13, 2013

