Form 10-Q
period 2013-09-30
ACME UNITED CORP
filed 2013-11-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 2, 2013 the registrant had outstanding 3,196,102 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$11,809	$9,750
Accounts receivable, less allowance	17,488	16,442
Inventories:
Finished goods	27,346	28,819
Work in process	30	71
Raw materials and supplies	1,904	1,402
	29,280	30,292
Prepaid expenses and other current assets	1,884	1,925
Deferred income taxes
Total current assets	60,461	58,409
Property, plant and equipment:
Land	449	291
Buildings	3,977	2,294
Machinery and equipment	8,241	8,283
	12,667	10,868
Less accumulated depreciation	7,607	8,515
	5,060	2,353
Note receivable	—	1,702
Intangible assets, net	4,105	4,240
Other assets	1,112	1,124
Total assets	$70,738	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$5,016	$6,480
Other accrued liabilities	5,267	5,250
Total current liabilities	10,283	11,730
Long-term debt	25,031	24,320
Other	972	912
Total liabilities	36,286	36,962

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,557,874 shares in 2013
and 4,487,524 shares in 2012,
including treasury stock	11,395	11,218
Additional paid-in capital	6,355	5,636
Retained earnings	29,831	27,082
Treasury stock, at cost - 1,362,072 shares	(12,283)	(12,283)
Accumulated other comprehensive income:
Minimum pension liability	(1,032)	(1,032)
Translation adjustment	186	245
	(846)	(787)
Total stockholders’ equity	34,452	30,866
Total liabilities and stockholders’ equity	$70,738	$67,828

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net sales	$22,135	$20,363	$68,198	$64,835
Cost of goods sold	14,195	12,937	43,749	41,644

Gross profit	7,940	7,426	24,449	23,191

Selling, general and administrative expenses	6,531	6,067	19,334	18,296
Operating income	1,409	1,359	5,115	4,895

Non-operating items:
Interest:
Interest expense	133	147	382	340
Interest income	(34)	(64)	(140)	(140)
Interest expense, net	99	83	242	200
Other (income) expense , net	(13)	7	15	93
Total other expense	86	90	257	293
Income before income taxes	1,323	1,269	4,858	4,602
Income tax expense	364	471	1,379	1,484
Net income	$959	$798	$3,479	$3,118

Basic earnings per share	$0.30	$0.26	$1.10	$1.00

Diluted earnings per share	$0.29	$0.26	$1.07	$1.00

Weighted average number of common shares outstanding- denominator used for basic per share computations	3,189	3,103	3,158	3,114
Weighted average number of dilutive stock options outstanding	137	30	86	18
Denominator used for diluted per share computations	3,325	3,133	3,244	3,132

Dividends declared per share	$0.08	$0.07	$0.23	$0.21

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$959	$798	$3,479	$3,118
Other comprehensive income (loss) -
Foreign currency translation	238	262	(59)	164
Comprehensive income	$1,197	$1,060	$3,420	$3,282

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(all amounts in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net income	$3,479	$3,118
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	673	623
Amortization	202	162
Stock compensation expense	388	326
Changes in operating assets and liabilities:
Accounts receivable	(1,216)	(3,140)
Inventories	1,039	(5,068)
Prepaid expenses and other current assets	13	(476)
Accounts payable	(1,447)	1,558
Other accrued liabilities	(70)	1,423
Total adjustments	(418)	(4,592)
Net cash provided (used) by operating activities	3,061	(1,474)

Investing Activities:
Purchase of property, plant, and equipment	(3,394)	(516)
Purchase of patents and trademarks	(67)	(103)
Acquisition of certain assets of The C-Thru Ruler Company	—	(1,474)
Proceeds from the sale of building	1,727	—
Net cash used by investing activities	(1,734)	(2,093)

Financing Activities:
Borrowing of long-term debt	711	6,752
Proceeds from issuance of common stock	508	21
Distributions to stockholders	(473)	(654)
Purchase of treasury stock	—	(370)
Net cash provided by financing activities	746	5,749

Effect of exchange rate changes	(14)	70
Net change in cash and cash equivalents	2,059	2,252

Cash and cash equivalents at beginning of period	9,750	7,853

Cash and cash equivalents at end of period	$11,809	$10,105

See notes to condensed consolidated financial statements.

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

Note 1 — Basis of Presentation and Recent Accounting Pronouncements

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the condensed consolidated financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for such disclosures. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto, included in the Company’s 2012 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to September 30, 2013 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company was required to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property. This accrual included the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

The remediation work, which began in the third quarter of 2009, was completed during the third quarter of 2012. The Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period could last a minimum of two years from the time it started in the third quarter of 2012. Currently, the Company expects to satisfy the monitoring requirements during the second half of 2014. At September 30, 2013, the Company had approximately $54,000 remaining in its accrual for post-remediation monitoring and project closing costs, of which approximately $34,000 was classified as a current liability.

The change in the accrual for environmental remediation for the nine months ended September 30, 2013 follows (in thousands):

Balance at December 31, 2012	Payments	Balance at September 30, 2013

$ 124	$ (70)	$ 54

Also, as part of the sale, the Company provided the buyer with a mortgage of $2.0 million at six percent interest per year. During the third quarter of 2013, the Company received $1,726,888 from B&E Juices, Inc. as an early repayment of the outstanding balance on the mortgage.

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Components of net periodic benefit cost:
Interest cost	$5	$21	$48	$64
Service cost	13	9	30	27
Expected return on plan assets	2	(24)	(53)	(71)
Amortization of prior service costs	3	2	8	7
Amortization of actuarial loss	29	34	106	102
	$52	$43	$139	$128

Under applicable laws and regulations, in 2013, the Company is required to contribute to its qualified plan approximately $225,000. At September 30, 2013, the Company had contributed approximately $185,000 to the plan for 2013.

Note 4 —Debt and Shareholders Equity

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

As of September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $25,030,826 and $24,319,829, respectively, under the Company’s revolving loan agreement with HSBC. At September 30, 2013 the Company was in compliance with the financial covenants referenced above.

During the three months ended September 30, 2013, the Company issued 16,825 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $185,865.

During the nine months ended September 30, 2013, the Company issued 70,650 shares of common stock upon the exercise of outstanding stock options and received total proceeds of $507,857.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 15% and 22% of the Company’s total net sales for the three and nine months ended September 30, 2013, respectively compared to 12% and 16% for the comparable periods in 2012.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts below are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2013	2012	2013	2012
United States	$18,273	$16,541	$55,992	$51,702
Canada	1,782	2,170	6,549	7,137
Europe	2,080	1,652	5,657	5,996
Consolidated	$22,135	$20,363	$68,198	$64,835

Operating income (loss):
United States	$1,183	$1,240	$4,454	$3,992
Canada	130	182	592	753
Europe	96	(63)	69	149
Consolidated	$1,409	$1,359	$5,115	$4,895

Interest expense, net	99	83	242	200
Other expense (income), net	(13)	7	15	93
Consolidated income before income taxes	$1,323	$1,269	$4,858	$4,602

Assets by segment:
( in thousands )
	September 30,	December 31,
	2013	2012
United States	$59,745	$56,115
Canada	5,762	6,107
Europe	5,231	5,606
Consolidated	$70,738	$67,828

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $115,543 and $93,000 for the quarters ended September 30, 2013 and September 30, 2012, respectively. Share-based compensation expense was $387,953 and $325,753 for the nine months ended September 30, 2013 and September 30, 2012, respectively. During the three months ended September 30, 2013, the Company issued 152,500 options with a weighted average fair value of $3.37 per share. During the nine months ended September 30, 2013 the Company issued 210,500 options with a weighted average fair value of $3.18.

As of September 30, 2013, there was a total of $998,224 of unrecognized compensation cost related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

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

Assuming C-Thru was acquired on January 1, 2012, unaudited proforma combined net sales for the three and nine months ended September 30, 2012 for the Company would have been approximately $20.4 million and $66.0 million, respectively.

Unaudited net income for the three and nine months ended September 30, 2012 attributable to C-Thru were not material to the Company’s financial statements for those periods.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the related impact on the Company’s suppliers and customers, currency fluctuations, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, and the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or properties which it might acquire. A more detailed discussion of risk factors is set forth in Item 1A, “Risk Factors”, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility will be used to consolidate two distribution centers and to provide space for growth. The Company expects to invest approximately $1.0 million through the first quarter of 2014 to upgrade the building and equipment.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended September 30, 2013 were $22,135,000 compared with $20,363,000 in the same period in 2012, a 9% increase. Consolidated net sales for the nine months ended September 30, 2013 were $68,198,000, compared with $64,835,000 for the same period in 2012, a 5% increase. Net sales for the three and nine months ended September 30, 2013 in the U.S. segment increased 11% and 8%, respectively, compared with the same periods in 2012. Sales in the U.S. for the three months ended September 30, 2013 increased primarily due to higher sales of Camillus knives and back to school products as well as increased distribution of first aid kits to the office and industrial markets. The increase in sales in the U.S. segment for the nine months ended September 30, 2013 was primarily due to additional sales resulting from the acquisition of certain assets of the C-Thru Ruler Company, increased back to school sales and higher sales of Camillus knives. Net sales in Canada for the three months ended September 30, 2013 decreased by 18% in U.S. dollars (15% in local currency) compared with the same period in 2012. Net sales in Canada for the nine months ended September 30, 2013 decreased by 8% in U.S. dollars (6% in local currency) compared with the same period in 2012. Sales in Canada decreased primarily due to general softness in the office products industry which resulted from continuing weakness in the Canadian economy. European net sales for the three months ended September 30, 2013 increased 26% in U.S. dollars (19% in local currency) compared with the same period in 2012. European net sales for the nine months ended September 30, 2013 decreased 6% in U.S. dollars (7% in local currency). The increase in sales for the three months ended September 30, 2013 compared to 2012 was primarily related to higher sales to mass market retailers. The decrease in net sales in Europe for the nine month period ended September 30, 2013 was primarily due to the loss of Schlecker, a major customer in Germany, due to its bankruptcy and liquidation in the second quarter of 2012.

Gross profit

Gross profit for the three months ended September 30, 2013 was $7,940,000 (35.9% of net sales) compared to $7,426,000 (36.4% of net sales) for the same period in 2012. Gross profit for the nine months ended September 30, 2013 was $24,449,000 (35.8% of net sales) compared to $23,191,000 (35.8% of net sales) in the same period in 2012.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2013 were $6,531,000 (29.5% of net sales) compared with $6,067,000 (29.8% of net sales) for the same period of 2012, an increase of $464,000. SG&A expenses for the nine months ended September 30, 2013 were $19,334,000 (28.3% of net sales) compared with $18,296,000 (28.2% of net sales) in the comparable period of 2012, an increase of $1,038,000. The increases in SG&A expenses for the three and nine months ended September 30, 2013, compared to the same periods in 2012, were primarily the result of higher personnel related expenses, which include salaries and recruiting, as well as increased spending on new products.

Operating income

Operating income for the three months ended September 30, 2013 was $1,409,000 compared with $1,359,000 in the same period of 2012, a 4% increase. Operating income for the nine months ended September 30, 2013 was $5,115,000 compared to $4,895,000 in the same period of 2012, a 4% increase. Operating income in the U.S. segment decreased by $57,000 for the three months and increased by $462,000 for the nine months ended September 30, 2013, compared to the same periods in 2012. The increase in operating income for the nine months ended September 30, 2013 was principally due to higher sales. Operating income in the Canadian segment decreased by $52,000 and $160,000 for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decline in operating profit was primarily the result of lower sales. Europe had operating income of $96,000 for the three months ended September 30, 2013 compared to a loss of $63,000 for to the same period in 2012. The increase in operating income for the three months was primarily due to higher sales. For the nine months ended September 30, 2013, Europe had operating income of $69,000 compared to $149,000 in the same period of 2012. The decline in operating income was primarily due to lower sales resulting from the loss of Schlecker, a major customer in Germany, due to their liquidation in the second quarter of 2012.

Interest expense, net

Interest expense, net for the three months ended September 30, 2013 was $99,000, compared with $83,000 for the same period of 2012, a $16,000 increase. Interest expense, net for the nine months ended September 30, 2013, was $242,000 compared to $200,000 for the same period in 2012, a $42,000 increase. The increases in interest expense, net for both the three and nine months ended September 30, 2013 were primarily the result of higher average borrowings under the Company’s revolving credit facility.

Other (income) expense, net

Net other income was $13,000 for the three months ended September 30, 2013 compared to net other expense of $7,000 in the same period of 2012. Net other expense was $16,000 in the first nine months of 2013 compared to $93,000 in the first nine months of 2012. The changes in other (income) expense, net for the three and nine months ended September 30, 2013 were primarily due to gains/losses from foreign currency transactions.

Income taxes

The effective tax rate for the three and nine month periods ended September 30, 2013 was 28%, compared to 37% and 32%, respectively, in the same periods of 2012. The decrease in the effective tax rate for the three and nine months ended September 30, 2013 was due to a higher proportion of earnings in jurisdictions with lower tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2013, working capital increased approximately $3.5 million compared to December 31, 2012. Inventory decreased by approximately $1.0 million at September 30, 2013 compared to December 31, 2012. Inventory turnover, calculated using a twelve month average inventory balance, was 1.9 at September 30, 2013 and December 31, 2012. Accounts receivable increased by approximately $1.2 million at September 30, 2013 compared to December 31, 2012 primarily as a result of the seasonal nature of the back to school business where sales are typically higher in the second and third quarters as compared to the first and fourth quarters. The average number of days sales outstanding in accounts receivable was 64 days at September 30, 2013 compared to 61 days at December 31, 2012.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2013	December 31, 2012

Working capital	$50,178	$46,679
Current ratio	5.88	4.98
Long term debt to equity ratio	72.7%	78.8%

During the first nine months of 2013, total debt outstanding under the Company’s revolving credit facility with HSBC, N.A. (“HSBC”) increased by $711,000, compared to total debt at December 31, 2012. As of September 30, 2013, $25,031,000 was outstanding and $14,969,000 was available for borrowing under the Company’s credit facility.

On April 25, 2013, the Company amended its loan agreement with HSBC dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at September 30, 2013 the Company had approximately $54,000 remaining in its accrual for environmental remediation and monitoring relating to the sale of its Bridgeport, CT property, with approximately $34,000 classified as a current liability. Also, as noted above, during the third quarter, the Company received $1,726,888 from B&E Juice as early repayment of the outstanding balance on the mortgage on the Bridgeport property.

As stated above, on August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for $2.8 million. The Company expects to invest approximately $1.0 million over the next six months to upgrade the building and equipment.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. —Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not Applicable

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.9(a) Amendment No. 1 to the 2012 Acme United Employee Stock Option Plan

Exhibit 10.10(a) Amendment No. 1 to the Revolving Loan Agreement with HSBC, dated April 5, 2012

Exhibit 10.10(b) Amendment No. 2 to the Revolving Loan Agreement with HSBC, dated April 5, 2012

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

Dated: November 8, 2013

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 8, 2013

