Form 10-K
period 2013-12-31
ACME UNITED CORP
filed 2014-03-06
CIK 2098

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-07698

ACME UNITED CORPORATION

Exact name of registrant as specified in its charter

Connecticut	06-0236700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

60 Round Hill Road Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2.50 par value Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,964,733.

Registrant had 3,201,102 shares of its $2.50 par value Common Stock outstanding as of March 4, 2014.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 21, 2014 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, Part III.

2

PART I

Item 1. Business

General

Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company is a leading worldwide supplier of innovative cutting, measuring and first aid products to the school, home, office, hardware, sporting goods and industrial markets. The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Net sales in 2013 were: United States (including direct import sales from Asia) - $73.6 million, Canada - $8.1 million, and Europe - $7.9 million.

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

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility will be used to consolidate two distribution centers and to provide space for growth. The Company expects to invest a total of approximately $1.3 million through the first quarter of 2014 to upgrade the building and equipment. As of December 31, 2013, the Company paid approximately $900,000 towards upgrading the building.

Principal Products

The Company markets and sells under five main brands - Westcott®, Clauss®, Camillus®, PhysiciansCare® and Pac-Kit®.

Westcott

Westcott, with a history of quality dating back to 1872, provides innovative cutting and measuring products for the school, home and office. Principal products under the Westcott brand include scissors, rulers, pencil sharpeners, paper trimmers, lettering products and math tools. It is one of the leading scissor and ruler brands in North America. The iPoint pencil sharpener, with its trendy design and ease of use, has been widely accepted in the marketplace. Originally introduced in 2008, both the iPoint and its successor the iPoint Evolution won a GOOD DESIGN award from the Chicago Athenaeum, Museum of Architecture and Design.

Many of the Westcott branded cutting products contain patented titanium and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. Significant product introductions in 2013 include the iPoint USB pencil sharpener and the X-Ray series of scissors.

Camillus

Camillus, one of the oldest knife brands in the United States, has been known for its high quality knives. The Camillus brand has a strong heritage in the hunting, sporting and tactical segments. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade and folding knives. Many of the knives are enhanced with Titanium Carbonitride coatings to increase the hardness of the blade of up to 10 times.

In 2011, the Company signed an agreement with Les Stroud of the TV show Survivorman, to co-design and co-brand a line of knives and survival tools. The first knives were introduced in 2012 and include various types of folding and fixed blade knives as well as machetes.

Clauss

Clauss, with its roots dating back to 1877, offers a substantial line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2013, Clauss launched a family of titanium bonded non-stick putty knives that are unique in their category. Also in 2013, the Company signed an agreement with the Scotts-MiracleGro Company to design, market and sell a line of lawn and garden tools combining the innovation of Acme United with the power of the Scotts-MiracleGro brand. In 2010, the Clauss AirShoc garden tools were awarded a GOOD DESIGN award.

PhysiciansCare

The PhysiciansCare brand offers a wide assortment of first aid kits, emergency and disaster kits, kit refills, hearing, eye, and head protection, and ergonomic supports and braces. PhysiciansCare also carries a successful branded line of over-the-counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Pac-Kit

The Pac-Kit brand offers first aid kits, industrial stations and refills, emergency medical travel and recreational kits for the industrial, safety, transportation and marine markets. The brand has a long history dating back to the 19th century. Although Pac-Kit’s products are similar to the PhysiciansCare brand, the Pac-Kit brand is especially known for tailoring its products to meet user requirements and for rapid turnaround.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $602,985 in 2013 and $572,985 in 2012.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare and Pac-Kit. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2013 was 14 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains. In 2013 and 2012, respectively, the Company had two customers that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 16% and 15% in 2013 and approximately 17% and 12% in 2012.

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

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws. The Company believes that there are no environmental matters that would have a material financial impact on the Company. The Company believes that no material adverse financial impact is expected to result from compliance with current environmental rules and regulations. In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company was responsible for environmental remediation on the property in accordance with the Connecticut Transfer Act. The remediation was completed during the third quarter of 2012. See accompanying Note 16 of the Notes to Consolidated Financial Statements in this report for information regarding the cost of remediation and related matters, including ongoing monitoring of contaminant levels.

Employees

As of December 31, 2013, the Company employed 180 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Available Information

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934 with the SEC electronically. These filings may also be read and copied at the SEC’s Public Reference Room which is located at 100 F Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Because our products are primarily sold by third parties, our financial results depend in part on the financial health of these parties and any loss of a third party distributor could adversely affect the Company’s revenues.

A number of the Company’s products are sold through third-party distributors and large retailers. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions or the purchasing decisions of these third parties or their customers could affect our sales and profitability.

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

•

Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market.

These risks could affect the cost of manufacturing and selling our products, our pricing, sales volume, and ultimately our financial performance. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.

Continuing Uncertainty in the global economy could negatively impact our business.

Uncertainty in the global economy could adversely affect our customers and our suppliers and businesses such as ours. In addition, any uncertainty could have a variety of negative effects on the Company, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

The Company’s business is subject to risks associated with seasonality which could adversely affect its cash flow, financial condition, or results of operations.

The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May, June, July and August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize in any year, the Company could experience a material adverse effect on its business, financial condition and results of operations.

Reliance on foreign suppliers could adversely affect the Company’s business.

The Company purchases the majority of its products from foreign manufacturing partners and, as a result, its business is exposed to risks due to:

  Increases in transportation costs;
  New or increased import duties;
  Transportation delays;
  Work stoppages;
  Capacity constraints;
  Poor quality; and
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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. In 2013 and 2012, respectively, the Company had two customers that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 16% and 15% in 2013 and 17% and 12% in 2012. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

The Company’s long-term success in the current competitive environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create and maintain consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.

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

The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations. Refer to Note 16 – Sale of Property - of the Notes to Consolidated Financial Statements for further discussion of the environmental costs related to the sale in 2008of property by the Company it owned in Bridgeport, CT.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,704,075 shares of our common stock held by non-affiliates as of December 31, 2013. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

The Company is headquartered at 60 Round Hill Road, Fairfield, Connecticut in 7,500 square feet of leased space. In the United States, the Company leases one manufacturing facility in Connecticut consisting of 40,000 square feet and owns two warehousing facilities in North Carolina consisting of a total of 400,000 square feet, and leases 44,000 square feet of warehousing space in Canada. The Company also leases approximately 2,000 square feet of office space in Canada. Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou and Ningbo, China.

Management believes that the Company's facilities, whether leased or owned, are adequate to meet its current needs and should continue to be adequate for the foreseeable future.

Item 3. Legal Proceedings

There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental agency.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NYSE MKT under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE MKT for the Common Stock for the periods indicated:

Year Ended December 31, 2013	High	Low	Dividends Declared
Fourth Quarter	$15.50	$13.06	$.08
Third Quarter	15.40	12.45	.08
Second Quarter	13.40	11.95	.08
First Quarter	12.61	11.08	.07

Year Ended December 31, 2012
Fourth Quarter	$12.37	$10.54	$.07
Third Quarter	11.82	10.20	.07
Second Quarter	11.36	9.82	.07
First Quarter	11.54	9.47	.07

As of March 4, 2014 there were approximately 2,050 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2008 to 2013: (a) the NYSE MKT Index and (b) a diversified peer group of companies that, like the Company, (i) are currently listed on the NYSE MKT, and (ii) have a market capitalization of $30 million to $40 million.

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock Repurchase program of up to a total 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2013, the Company did not repurchase any shares of its Common Stock. As of December 31, 2013, there were 143,165 shares that may be purchased under the repurchase program announced in 2010.

Equity Compensation Plan Information

The following table sets forth information regarding compensation payable under the Company’s equity compensation plans (the Non-Salaried Director Stock Option Plan and the Employee Stock Option Plan) in effect as of December 31, 2013. The Company’s shareholders have approved each equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,236,063	$11.62	38,975
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,236,063	$11.62	38,975

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

	2013	2012	2011	2010	2009
Net sales	$89,577	$84,370	$73,302	$63,149	$59,149
Net income	$4,003	$3,549	$2,811	$2,573	$2,842
Total assets	$68,079	$67,828	$55,222	$49,581	$42,309
Long-term debt, less current portion	$22,912	$24,320	$17,568	$13,522	$9,154
Net income
Per share (Basic)	$1.26	$1.14	$0.91	$0.82	$0.86
Per share (Diluted)	$1.22	$1.13	$0.91	$0.81	$0.85
Dividends per share	$0.31	$0.28	$0.26	$0.22	$0.20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “except,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from or current expectations.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or property which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Estimates. Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, pension liability and accruals for income taxes. Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

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

Intangible Assets. Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2013 was 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2013 and 2012, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets was $4,071,897 as of December 31, 2013 compared to $4,240,401 as of December 31, 2012.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.78% to be appropriate as of December 31, 2013, which is an increase of .79 percentage points from the rate used as of December 31, 2012.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2013. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements in this report.

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

Results of Operations 2013 Compared with 2012

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

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility will be used to consolidate the Company’s two distribution centers in North Carolina and to provide space for growth. The Company expects to invest a total of approximately $1.3 million by the end of the first quarter of 2014 to upgrade the building and equipment. As of December 31, 2013, the Company paid approximately $900,000 towards upgrading the building.

Net Sales

In 2013, sales increased by $5,207,007 or 6% to $89,576,777 compared to $84,369,770 in 2012. The U.S. segment sales increased by $6,099,000 or 9% in 2013 compared to 2012. Sales in Canada decreased by $716,000 or 8% in both U.S. dollars and local currency in 2013 compared to 2012. European sales decreased by 2% in U.S. dollars and 5% in local currency in 2013 compared to 2012.

The increase in net sales for the twelve months ended December 31, 2013 in the U.S. segment was primarily due to higher sales of Camillus knives and back-to-school products as well as increased distribution of first aid products. The decline in net sales in Canada for the twelve months ended December 31, 2013 was primarily due to general softness in the office products industry. The decrease in sales in Europe was primarily due to the loss of Schlecker, a major customer, due to their liquidation in the second quarter of 2012.

Gross Profit

Gross profit was 35.5% of net sales in 2013 compared to 35.3% in 2012.

Selling, General and Administrative

Selling, general and administrative expenses were $25,945,000 in 2013 compared with $24,386,000 in 2012, an increase of $1,559,000 or 6%. SG&A expenses were 29% of net sales in 2013 and 2012, respectively. The increase in SG&A expenses was primarily the result of higher personnel related expenses which includes salaries and recruiting ($1.1 million) and higher delivery costs and sales commissions as a result of higher sales ($200,000).

Operating Income

Operating income was $5,879,000 in 2013, compared with $5,361,000 in 2012, an increase of $518,000. Operating income in the U.S. increased by approximately $689,000 primarily as a result of higher sales. Operating income in the European segment increased by approximately $50,000 principally due to improved margins. Operating income in Canada decreased by approximately $218,000 principally due to lower sales.

Interest Expense, Net

Net interest expense for 2013 was $350,000, compared with $264,000 for 2012, an increase of $86,000. The increase in interest expense, net for 2013, was primarily the result of higher average borrowings during 2013 under the Company’s bank revolving credit facility compared to 2012.

Other Expense, Net

Net other expense was $35,000 in 2013 compared to net other expense of $99,000 in 2012. The decrease in other expense, net for 2013, was primarily due to gains/losses from foreign currency transactions.

Income Tax

The effective tax rate in 2013 was 27%, compared to 29% in 2012.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2013.

Liquidity and Capital Resources

During 2013, working capital increased by approximately $431,000 compared to December 31, 2012. Inventory decreased by approximately $2.1 million. Inventory turnover, calculated using a twelve month average inventory balance, remained constant at 1.9 for December 31, 2013 compared to December 31, 2012.

Receivables decreased approximately $815,000 at December 31, 2013 compared to December 31, 2012. The average number of days sales outstanding in accounts receivable was 64 days in 2013 compared to 61 days in 2012.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	2013	2012

Working Capital	$47,109,656	$46,678,949
Current Ratio	5.77	4.98
Long-Term Debt to Equity Ratio	65.5%	78.8%

At December 31, 2013, total debt outstanding under the Company’s revolving credit facility (referred to below) decreased by approximately $1.4 million compared to total debt at December 31, 2012. The decrease in total debt outstanding is primarily due to the receipt of $1.7 million from early repayment of the Company’s mortgage receivable, cash generated from earnings and the reduction of inventory partially offset by the purchase of the new distribution facility in Rocky Mount, NC. As of December 31, 2013, $22,911,829 was outstanding and $17,088,171 was available for borrowing under the revolving credit facility.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At December 31, 2013 the Company was in compliance with the covenants then in effect under the new agreement with HSBC Bank.

Capital expenditures during 2013 and 2012 were $4,591,929 and $681,135, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility. As noted above, on August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for $2.8 million. The facility will be used to consolidate two distribution centers and to provide space for growth. The Company expects to invest a total of approximately $1.3 million by the end of the first quarter of 2014 to upgrade the building and equipment. As of December 31, 2013, the Company paid approximately $900,000 towards upgrading the building.

The Company believes that cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted this standard for reporting periods beginning after December 15, 2012. The adoption of this accounting standard did not have an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012

Net sales	$89,576,777	$84,369,770
Cost of goods sold	57,752,733	54,623,328

Gross profit	31,824,044	29,746,442

Selling, general and administrative expenses	25,944,948	24,385,922
Operating income	5,879,096	5,360,520

Non operating items:
Interest:
Interest expense	(502,407)	(443,657)
Interest income	152,073	179,259
Interest expense, net	(350,334)	(264,398)
Other expense	(34,871)	(99,076)
Total other expense, net	(385,205)	(363,474)
Income before income tax expense	5,493,891	4,997,046
Income tax expense	1,490,986	1,447,815
Net income	$4,002,905	$3,549,231

Earnings per share:
Basic	$1.26	$1.14
Diluted	$1.22	$1.13

See accompanying Notes to Consolidated Financial Statements.

ACME UNITED CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012

Net income	$4,002,905	$3,549,231
Other comprehensive income (loss) -
Foreign currency translation	(138,993)	194,235
Change in net prior service credit
and actuarial losses, net of
income tax expense	241,365	57,191
Total other comprehensive income (loss)	102,372	251,426
Comprehensive income	$4,105,277	$3,800,657

See accompanying  Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$11,643,764	$9,749,864
Accounts receivable, less allowance	15,629,275	16,441,970
Inventories	28,218,883	30,292,120
Deferred income taxes	330,640	402,467
Prepaid expenses and other current assets	1,163,044	1,522,745
Total current assets	56,985,606	58,409,166

Property, plant and equipment:
Land	596,785	291,310
Buildings	5,854,255	2,294,327
Machinery and equipment	8,904,982	8,282,926
Total property, plant and equipment	15,356,022	10,868,563
Less: accumulated depreciation	9,419,761	8,515,327
Net plant, property and equipment	5,936,261	2,353,236
Note receivable	—	1,701,987
Intangible assets, less accumulated amortization	4,071,897	4,240,401
Deferred income taxes	945,709	967,892
Other assets	139,506	155,134
Total assets	$68,078,979	$67,827,816

LIABILITIES
Current liabilities:
Accounts payable	$4,788,717	$6,480,146
Other accrued liabilities	5,087,233	5,250,071
Total current liabilities	9,875,950	11,730,217
Long-term debt	22,911,829	24,319,829
Other accrued liabilities - non current	285,955	911,467
Total liabilities	33,073,734	36,961,513

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,563,174 shares in 2013 and 4,487,524 shares in 2012, including treasury stock	11,407,180	11,218,055
Treasury stock, at cost, 1,362,072 shares in 2013
and 2012	(12,283,251)	(12,283,251)
Additional paid-in capital	6,466,388	5,636,274
Accumulated other comprehensive loss	(684,521)	(786,893)
Retained earnings	30,099,449	27,082,118
Total stockholders' equity	35,005,245	30,866,303
Total liabilities and stockholders' equity	$68,078,979	$67,827,816

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2011	3,134,977	11,134,303	(11,844,354)	5,120,277	(1,038,319)	24,403,020	$27,774,927
Net income						3,549,231	3,549,231
Total other comprehensive income (loss)					251,426		251,426
Stock compensation expense				427,877			427,877
Distribution to shareholders						(870,133)	(870,133)
Issuance of common stock	33,500	83,752		88,120			171,872
Purchase of treasury stock	(43,025)		(438,897)				(438,897)
Balances, December 31, 2012	3,125,452	11,218,055	(12,283,251)	5,636,274	(786,893)	27,082,118	$30,866,303
Net income						4,002,905	4,002,905
Total other comprehensive income (loss)					102,372		102,372
Stock compensation expense				490,060			490,060
Distribution to shareholders						(985,574)	(985,574)
Issuance of common stock	75,650	189,125		340,054			529,179
Purchase of treasury stock	0						0
Balances, December 31, 2013	3,201,102	11,407,180	(12,283,251)	6,466,388	(684,521)	30,099,449	35,005,245

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012
Operating activities:
Net income	$4,002,905	$3,549,231
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation	934,238	862,035
Amortization	270,644	227,662
Stock compensation expense	490,060	427,877
Deferred income taxes	94,010	(34,860)
Changes in operating assets and liabilities
Accounts receivable	785,952	(3,556,267)
Inventories	2,056,469	(5,310,860)
Prepaid expenses and other current assets	333,099	(395,291)
Accounts payable	(1,751,664)	1,484,949
Other accrued liabilities	(740,246)	1,472,912
Total adjustments	2,472,561	(4,821,843)
Net cash provided (used) by operating activities	6,475,466	(1,272,612)
Investing activities:
Purchase of property, plant and equipment	(4,591,929)	(681,135)
Purchase of patents and trademarks	(102,140)	(133,436)
Acquisition of assets in business combination	—	(1,473,793)
Payment received on mortgage receivable	1,726,888
Net cash used by investing activities	(2,967,181)	(2,288,364)
Financing activities:
Net (repayments) borrowings of long-term debt	(1,408,000)	6,751,345
Distributions to shareholders	(728,392)	(1,089,627)
Purchase of treasury stock	—	(438,897)
Issuance of common stock	529,179	171,872
Net cash (used) provided by financing activities	(1,607,214)	5,394,693
Effect of exchange rate changes	(7,172)	62,804
Net increase in cash and cash equivalents	1,893,900	1,896,521
Cash and cash equivalents at beginning of year	9,749,864	7,853,343
Cash and cash equivalents at end of year	$11,643,764	$9,749,864

Supplemental cash flow information
Cash paid for income taxes	$1,820,671	$1,020,580
Cash paid for interest expense	$505,225	$436,084

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

The operations of Acme United Corporation (the “Company”) consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Europe. Principal products across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, , mass market retailers, industrial distributors, school supply distributors, drug store retailers, sporting goods stores, hardware chains and wholesale florists.

2. Accounting Policies

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive and significant accounting estimates relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, pension liability and accruals for income taxes. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency - For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction losses, which are included in other expense, net, were $88,125 in 2013 and $141,882 in 2012.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $227,891 at December 31, 2013 and $212,732 at December 31, 2012.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2013 was 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2013 and 2012, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($602,985 in 2013 and $572,985 in 2012) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($3,244,487 in 2013 and $3,318,917 in 2012) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,484,782 in 2013 and $1,521,464 in 2012) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2013 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. At December 31, 2013, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables. In 2013 and 2012, the Company had two customers that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 16% and 15% in 2013 and approximately 17% and 12% in 2012.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting. These reclassifications present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted this standard for reporting periods beginning after December 15, 2012. The adoption of this accounting standard has not had an impact on our consolidated financial statements.

3.  Inventories

Inventories consisted of:	2013	2012
Finished goods	$26,004,042	$28,819,060
Work in process	186,507	71,285
Materials and supplies	2,028,333	1,401,775
	$28,218,883	$30,292,120

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $557,070 as of December 31, 2013 and $563,268 as of December 31, 2012.

4.  Intangible Assets

Intangible assets consisted of:	2013	2012
Patents	$2,054,316	$1,982,918
Trademarks	632,458	601,716
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
C-Thru, Customer List	1,050,000	1,050,000
	5,236,774	5,134,634
accumulated amortization	1,164,877	894,233
	$4,071,897	$4,240,401

Amortization expense for patents and trademarks for the years ended December 31, 2013, and 2012 were $270,644 and $227,662, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2014 - $259,202; 2015 - $246,494; 2016 - $244,669; 2017 - $240,727; and 2018 - $234,715.

5.  Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	2013	2012
Customer rebates	$3,277,416	$3,404,720
Remediation liability	39,044	123,587
Pension liability	183,034	900,291
Other	1,873,695	1,732,940
	$5,373,188	$6,161,538

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2013, the Company contributed $482,455 to the plan and expects to contribute approximately $200,000 during 2014.

The plan asset weighted average allocation at December 31, 2013 and December 31, 2012, by asset category, were as follows:

Asset Category	2013	2012
Equity Securities	70%	70%
Fixed Income Securities	29%	29%
Other Securities / Investments	1%	1%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 70% equity securities, 29% fixed income securities, and 1% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of December 31, 2013 and 2012, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $149,000 and $110,400, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2013 and 2012:

2013	Level 1	Level 2	Level 3	Total
Money Market Fund	$8,322	$—	$—	$8,322
Acme United Common Stock	149,000	—	—	149,000
Equity Common and Collected Funds	—	1,054,416	—	1,054,416
Fixed Income Common and Collected Funds	—	491,864	—	491,864
Total	$157,322	$1,546,280	$—	$1,703,602

2012	Level 1	Level 2	Level 3	Total
Money Market Fund	$19,609	$—	$—	$19,609
Acme United Common Stock	110,400	—	—	110,400
Equity Common and Collected Funds	—	811,113	—	811,113
Fixed Income Common and Collected Funds	—	384,280	—	384,280
Total	$130,009	$1,195,393	$—	$1,325,402

Other disclosures related to the pension plan follow:

	2013	2012
Assumptions used to determine benefit obligation:
Discount rate	3.78%	2.99%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(2,225,693)	$(2,259,522)
Interest cost	(64,649)	(85,108)
Service cost	(40,000)	(36,000)
Actuarial gain (loss)	51,022	(137,609)
Benefits and plan expenses paid	392,684	292,546
Benefit obligation at end of year	(1,886,636)	(2,225,693)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,325,402	1,246,736
Actual return on plan assets	288,429	149,717
Employer contribution	482,455	221,495
Benefits and plan expenses paid	(392,684)	(292,546)
Fair value of plan assets at end of year	1,703,602	1,325,402
Funded status	$(183,034)	$(900,291)

27

	2013	2012
Assumptions used to determine net periodic benefit cost:
Discount rate	2.99%	3.99%
Expected return on plan assets	6.00%	8.25%
Components of net benefit expense:
Interest cost	$64,649	$85,109
Service cost	40,000	36,000
Expected return on plan assets	(69,439)	(94,765)
Amortization of prior service costs	9,154	9,154
Amortization of actuarial loss	141,171	135,759
Net periodic benefit cost	$185,535	$171,257

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate higher returns over the long run.   Our expected 6% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2013	2012

Balance at beginning of the year	$1,700,089	$1,762,345
Change in net loss	(270,011)	82,657
Amortization of actuarial loss	(141,173)	(135,759)
Amortization of prior service cost	(9,154)	(9,154)
Change recognized in other comprehensive income	(420,338)	(62,256)
Total recognized in other comprehensive income	$1,279,751	$1,700,089

Amounts recognized in Accumulated Other Comprehensive Income:

Net actuarial loss	$1,258,731	$1,669,914
Prior service cost	21,020	30,175
Total	$1,279,751	$1,700,089

Accrued benefits costs are included in other accrued liabilities (non-current).

In 2014, net periodic benefit cost will include approximately $115,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:

2014	$256,000
2015	239,000
2016	223,000
2017	205,000
2018	187,000
Years 2019 - 2023	691,000

The Company also has a The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2013 and 2012, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this profit sharing plan was $139,421 in 2013 and $99,105 in 2012.

7.  Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2013	2012
Current:
Federal	$899,928	$843,812
State	118,092	115,111
Foreign	539,162	523,752
	1,557,182	1,482,675

Deferred:
Federal	(59,240)	(31,374)
State	(6,596)	(4,685)
Foreign	(360)	1,199
	(66,196)	(34,860)
	$1,490,986	$1,447,815

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2013	2012
United States	$2,306,909	$2,169,451
Foreign	3,186,982	2,827,595
	$5,493,891	$4,997,046

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

	2013	2012

Federal income taxes at 34% statutory rate	$1,867,923	$1,698,996
State and local taxes, net of federal income tax effect	73,587	75,697
Permanent items	61,750	79,892
Foreign tax rate difference	(515,729)	(460,351)
Change in deferred income tax valuation allowance	3,455	53,581
Provision for income taxes	$1,490,986	$1,447,815

The following summarizes deferred income tax assets and liabilities:

	2013	2012
Deferred income tax liabilities:
Plant, property and equipment	$450,705	$413,160
	450,705	413,160
Deferred income tax assets:
Asset valuations	508,686	543,002
Contribution carryforward	110,700	157,297
Operating loss carryforwards and credits	2,205,244	2,201,789
Pension	178,908	448,579
Foreign tax credit	43,575	43,575
Other	885,185	591,066
	3,932,298	3,985,308
Net deferred income tax asset before valuation allowance	3,481,593	3,572,148
Valuation allowance	(2,205,244)	(2,201,789)
Net deferred income tax asset	$1,276,349	$1,370,359

In 2013, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. During 2013, the Company repatriated $350,000 of foreign earnings from its Canadian subsidiary. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly. Foreign subsidiary earnings of $13,884,269 and $11,576,094 are considered permanently reinvested as of December 31, 2013 and 2012, respectively, and no deferred income taxes have been provided on these foreign earnings.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary and carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary, is subject to periodic review, and if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

At December 31, 2013, the Company had tax operating loss carry forwards aggregating $7,120,173, all of which were applicable to Germany, and can be carried forward indefinitely.

8. Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2013, $22,911,829 was outstanding and $17,088,171 was available for borrowing under the Company’s revolving loan agreement.

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

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $893,509 and $760,856 in 2013 and 2012. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2013: 2014 - $605,876; 2015 - $110,158; 2016 - $49,910; 2017 - $6,337; and 2018 - $812.

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

Direct Import Sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct Import Sales represented approximately 17% and 16% of the Company’s total net sales in 2013 and 2012, respectively.

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

Financial data by segment:

2013
(000's omitted)	United States	Canada	Europe	Consolidated
Net sales	$73,608	8,092	7,877	$89,577

Operating income	5,082	557	240	5,879
Assets	57,068	5,329	5,682	68,079
Additions to property, plant and equipment	4,500	47	45	4,592
Depreciation and amortization	845	9	80	934

2012

Net sales	67,510	8,808	8,052	84,370

Operating income (loss)	4,394	775	192	5,361
Assets	56,115	6,107	5,606	67,828
Additions to property, plant and equipment	656	14	11	681
Depreciation and amortization	980	36	73	1,089

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2013	2012
Total operating income	$5,879	$5,361
Interest expense, net	350	264
Other expense, net	35	99
Consolidated income before taxes	$5,494	$4,998
Net Income	$4,003	$3,549

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2013	2012
United States	$72,676	$66,694
International:
Canada	8,092	8,808
Europe	7,877	8,052
Other	932	816
Total International	$16,901	$17,676
Total Revenues	$89,577	$84,370

11. Stock Option Plans

The Company has two stock option plans: (1) the 2012 Employee Stock Option Plan, as amended (the “Employee Plan”) and (2) the 2005 Non-Salaried Director Stock Option Plan (the “Director Plan”).

The Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2013, the number of shares available for grant under the Employee Plan was 37,475. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee plan. Prior to April 2012, stock options were granted under the 2002 Employee Stock Option Plan. Once granted, the options expire ten years from the date of grant. Options granted to employees under the 2002 Employee Stock Option Plan vested over four years. The 2002 Employee Stock Option Plan expired in 2012 and no additional grants may be made thereunder.

The Director Plan, as amended, provides for the issuance of stock options for up to 140,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 5,000 share option (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of all options granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. As of December 31, 2013, the number of shares available for grant under the Director Plan was 1,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2013	2012

Options outstanding at the
beginning of the year	1,118,688	943,000
Options granted	220,500	215,438
Options forfeited	(27,475)	(6,250)
Options exercised	(75,650)	(33,500)
Options outstanding at
the end of the year	1,236,063	1,118,688
Options exercisable at the
end of the year	771,208	672,125
Common stock available for future grants at the end of the year	38,975	61,500
Weighted average exercise price per share:
Granted	$13.38	$10.47
Forfeited	12.17	6.98
Exercised	6.89	5.13
Outstanding	11.61	10.96
Exercisable	11.64	11.65

A summary of options outstanding at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$5.12 to $8.51	128,250	5	$7.83	128,250	$7.83
$8.52 to $10.21	401,563	7	9.85	232,583	9.83
$10.22 to $13.62	316,500	7	11.76	184,125	12.27
$13.63 to $17.02	389,750	5	14.61	226,250	15.16
	1,236,063			771,208

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

The assumptions used to value option grants for the twelve months ended December 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Expected life in years	5	5
Interest rate	0.70 – 1.45%	0.60 – .92%
Volatility	.317-.328	.327-.333
Dividend yield	2.10% - 2.70%	2.50% - 2.70%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012 was $490,060 and $427,877, respectively. At December 31, 2013, there was approximately $921,315 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2013, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2013 and 2012 was $3.19 and $2.36 per option, respectively. The aggregate intrinsic value of outstanding options was $4,116,502 at December 31, 2013. The aggregate intrinsic value of exercisable options was $2,578,658 at December 31, 2013. The aggregate intrinsic value of options exercised during 2013 was $441,085.

12. Earnings Per Share

The calculation of earnings per share follows:

	2013	2012
Numerator:
Net income	$4,002,905	$3,549,231
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,167,764	3,115,574
Effect of dilutive employee stock options	115,698	16,935
Denominator for dilutive earnings per share	3,283,461	3,132,510
Basic earnings per share	$1.26	$1.14
Dilutive earnings per share	$1.22	$1.13

For 2013 and 2012, respectively, 479,750 and 507,750 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.  Accumulated Other Comprehensive (loss) income

The components of accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2011	$51,111	$(1,089,429)	$(1,038,319)
Change in net prior service credit
and actuarial losses, net of tax		57,191	57,191
Translation adjustment	194,235		194,235
Balances, December 31, 2012	$245,346	$(1,032,238)	$(786,893)
Change in net prior service credit
and actuarial losses, net of tax		241,365	241,365
Translation adjustment	(138,993)		(138,993)
Balances, December 31, 2013	$106,353	$(790,873)	$(684,521)

14. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value. Fair value was determined using a discounted cash flow analysis.

15. Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2013	First	Second	Third	Fourth	Total
Net sales	$17,651	$28,412	$22,135	$21,379	$89,577
Cost of goods sold	11,224	18,330	14,195	14,004	57,753
Net income	309	2,211	959	524	4,003
Basic earnings per share	$0.10	$0.70	$0.30	$0.16	$1.26
Diluted earnings per share	$0.10	$0.68	$0.29	$0.15	$1.22
Dividends per share	$0.07	$0.08	$0.08	$0.08	$0.31

2012	First	Second	Third	Fourth	Total
Net sales	$16,878	$27,594	$20,363	$19,535	$84,370
Cost of goods sold	10,934	17,773	12,937	12,979	54,623
Net income	260	2,061	798	430	3,549
Basic earnings per share	$0.08	$0.66	$0.26	$0.14	$1.14
Diluted earnings per share	$0.08	$0.66	$0.26	$0.13	$1.13
Dividends per share	$0.07	$0.07	$0.07	$0.07	$0.28

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

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company was responsible to remediate any environmental contamination on the property. During 2008, the Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million in the fourth quarter of 2008, related to the remediation of the property. This accrual included the costs of required investigation, remedial activities, and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. During 2013, the Company paid approximately $85,000 for work related to the remediation and has approximately $39,000 remaining in its accrual for environmental remediation, all of which was classified as a current liability at December 31, 2013.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the entire project will be completed by the end of 2014.

The change in the accrual for environmental remediation for the year ended December 31, 2013 follows (in thousands):

Balance at December 31, 2012	Payments	Balance at December 31, 2013
$ 124	$ (85)	$ 39

Also, as part of the sale, the Company had provided the buyer with a mortgage of $2.0 million at six percent interest. During the third quarter of 2013, the Company received $1,726,000 from B&E Juice as early repayment of the mortgage.

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

Unaudited net income for the year ended December 31, 2012 attributable to C-Thru was not material to the Company’s financial statements for that period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp

New Haven, Connecticut

March 6, 2014

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	63	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	57	President, Chief Operating Officer and Director
Paul G. Driscoll	53	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	64	Director
Richmond Y. Holden, Jr.	60	Director
Susan H. Murphy	62	Director
Stevenson E. Ward III	68	Director

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002. Mr. Driscoll joined Acme as Director of International Finance on March 19, 2001. From 1997 to 2001, he was employed by Ernest and Julio Gallo Winery, including as Director of Finance and Operations in Japan. Prior to Gallo he served in several increasingly responsible finance positions in Sterling Winthrop Inc. in New York City and Sanofi S.A. in France.

Rex L. Davidson has served as Executive Director of the Helms Fund since 2013.  The Helms Fund is designed to provide "gap financing" to socially responsible business ventures for capital expenditures. Additionally, since 2009 Mr. Davidson has served as President of Rex Davidson Associates, LLC, a management consulting service, and Executive Director of Las Cumbres Community Services, which provides developmental disability and mental health services to children, adults and families in Northern New Mexico.  From 1982 to 2009 he served as President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and President of Goodwill Industries Housing Corporation. Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of an organization with over 2,000 employees and revenues in excess of $100 million. Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the Company.

Richmond Y. Holden, Jr. has served as director since 1998. Currently Executive Vice President of School Specialty Inc., a distributor of school supplies, equipment and curriculum products and President of the Curriculum Group, a division of School Specialty Inc., since mid-2012. He was President of Educational Resources, a division of School Specialty Inc., from 2010 until mid-2012. Mr. Holden joined School Specialty Inc. in 2007 as President of Educator’s Publishing Services. He served as President and Chief Executive Officer of J.L. Hammett Co., a reseller of educational products from 1992 to 2006. The qualifications of Mr. Holden to serve on the Board include his senior management level experience of large complex companies in the educational markets. In particular, as a result of his experience with School Specialty Inc., a $600 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to educational products, such as finance, marketing, sales, technology, sourcing, pricing and distribution.

Susan H. Murphy has served as director since 2003. She is currently Vice President for Student and Academic Services, Cornell University, since 1994; Dean of Admissions and Financial Aid from 1985 to 1994. Dr. Murphy has been employed at Cornell since 1978. Since 2013 Dr. Murphy has served as a member of the Board of Trustees of Adelphi University. Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization. In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

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

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders.

Information regarding Director Independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 Annual Meeting of Shareholders

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit
3(i)	Certificate of Organization of the Company (1)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (1)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (2)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (2)
3(ii)	The Company’s Bylaws, as amended (6)
4	Specimen of Common Stock certificate (2)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (3)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(4)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(5)
10.3	Acme United Employee Stock Option Plan as amended (7)
10.4	Severance Pay Plan dated September 28, 2004* (10)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (9)*
10.6	2005 Non-Salaried Director Stock Option Plan (8)
10.8	Deferred Compensation Plan dated October 2, 2007* (11)
10.9	2012 Acme United Employee Stock Option Plan (12)
10.10	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)
10.10(a)	Amendment No. 1 to Revolving Loan Agreement with HSBC. (15)
10.10(b)	Amended and restated note.
10.10(c)	Amendment No. 2 to Revolving Loan Agreement with HSBC
10.11	Change in Control Plan as amended dated February 24, 2011* (14)
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.
(2)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(3)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.
(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.
(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.
(6)	Previously filed in the Company’s form 8-K filed on March 3, 2006.
(7)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.
(8)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005.
(9)	Previously filed in the Company’s form 8-K filed on December 21, 2010.
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(11)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(12)	Previously filed as exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2012.
(13)	Previously filed as exhibit 10.2 to the Company’s Form 10-Q filed on August 14, 2012.
(14)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.
(15)	Previously filed in the Company’s form 8-K filed on April 26, 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2014.

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

