Form 10-Q
period 2014-03-31
ACME UNITED CORP
filed 2014-05-02
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

____________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 22, 2014 the registrant had outstanding 3,212,352 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,367	$11,644
Accounts receivable, less allowance	16,111	15,629
Inventories:
Finished goods	26,961	26,004
Work in process	48	187
Raw materials and supplies	1,968	2,028
	28,977	28,219
Prepaid expenses and other current assets	1,755	1,494
Total current assets	50,210	56,986
Property, plant and equipment:
Land	596	597
Buildings	5,919	5,854
Machinery and equipment	9,587	8,905
	16,102	15,356
Less accumulated depreciation	9,647	9,420
	6,455	5,936

Intangible assets, less amortization	4,035	4,072
Other assets	1,081	1,085
Total assets	$61,781	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$4,312	$4,790
Other accrued liabilities	4,867	5,087
Total current liabilities	9,179	9,877
Long-term debt	17,286	22,912
Other	277	286
Total liabilities	26,742	33,075

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,563,174 shares in 2014 and 2013
including treasury stock	11,407	11,407
Additional paid-in capital	6,592	6,466
Retained earnings	30,211	30,099
Treasury stock, at cost - 1,362,072 shares in 2014 and 2013	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(791)	(791)
Translation adjustment	(97)	106
	(888)	(685)
Total stockholders’ equity	35,039	35,004
Total liabilities and stockholders’ equity	$61,781	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2014	2013

Net sales	$19,152	$17,651
Cost of goods sold	12,275	11,224

Gross profit	6,877	6,427

Selling, general and administrative expenses	6,252	5,914
Operating income	625	513

Non-operating items:
Interest:
Interest expense	89	127
Interest income	(6)	(58)
Interest expense, net	83	69
Other expense, net	19	3
Total other expense, net	102	72
Income before income taxes	523	441
Income tax expense	155	132
Net income	$368	$309

Basic earnings per share	$0.12	$0.10

Diluted earnings per share	$0.11	$0.10

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,201	3,132
Weighted average number of dilutive stock options
outstanding	242	81
Denominator used for diluted per share computations	3,443	3,213

Dividends declared per share	$0.08	$0.07

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(all amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013

Net income	$368	$309
Other comprehensive income -
Foreign currency translation adjustment	(203)	(259)
Comprehensive income	$165	$50

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$368	$309
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	256	220
Amortization	65	67
Stock compensation expense	126	105
Changes in operating assets and liabilities:
Accounts receivable	(651)	1,411
Inventories	(871)	(288)
Prepaid expenses and other assets	(253)	(23)
Accounts payable	(505)	(1,637)
Other accrued liabilities	(140)	(1,033)
Total adjustments	(1,973)	(1,178)
Net cash used by operating activities	(1,605)	(869)

Investing Activities:
Purchase of property, plant, and equipment	(762)	(155)
Purchase of patents and trademarks	(28)	(26)
Net cash used by investing activities	(790)	(181)

Financing Activities:
(Repayments) borrowing of long-term debt	(5,626)	132
Proceeds from issuance of common stock	—	100
Distributions to stockholders	(256)	—
Net cash (used) provided by financing activities	(5,882)	232

Effect of exchange rate changes	(0)	9
Net decrease in cash and cash equivalents	(8,277)	(809)

Cash and cash equivalents at beginning of period	11,644	9,750

Cash and cash equivalents at end of period	$3,367	$8,941

See notes to condensed consolidated financial statements.

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for such disclosures. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, included in the Company’s 2013 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2014 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC. On April 7, 2014 the Company sold its Fremont, NC distribution facility for $850,000.

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. At March 31, 2014, the Company had approximately $34,000 remaining in its accrual for environmental remediation, all of which was classified as a current liability at that date.

In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the entire project will be completed by the end of 2014.

The change in the accrual for environmental remediation for the three months ended March 31, 2014 follows (in thousands):

Balance at December 31, 2013	Payments	Balance at March 31, 2014

$ 39	$ (5)	$ 34

Also, as part of the sale of the Bridgeport property, the Company provided the buyer with a mortgage of $2.0 million at six percent interest per year. During the third quarter of 2013, the Company received $1,726,888 from B&E Juices, Inc. as an early repayment in full of the outstanding balance on the mortgage.

Note 3 — Pension

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31	March 31
	2014	2013

Components of net periodic benefit cost:
Interest cost	$16	$17
Service cost	10	9
Expected return on plan assets	(17)	(27)
Amortization of prior service costs	2	2
Amortization of actuarial loss	35	39
	$46	$40

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2014, the Company is required to contribute approximately $235,000.

Note 4 — Long Term Debt and Stockholders Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At March 31, 2014 the Company was in compliance with the financial covenants referenced above.

As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $17,285,829 and $22,911,829, respectively, under the Company’s revolving loan agreement with HSBC.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% and 12% of the Company’s total net sales for the three months ended March 31, 2014 and 2013, respectively.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment (in thousands):

	Three months ended March 31
Sales to external customers:	2014	2013
United States	$16,105	$14,227
Canada	1,510	1,625
Europe	1,537	1,799
Consolidated	$19,152	$17,651

Operating income:
United States	$676	$564
Canada	32	(10)
Europe	(83)	(41)
Consolidated	$625	$513

Interest expense, net	83	69
Other expense, net	19	3
Consolidated income before income taxes	$523	$441

	March 31	December 31
Assets by segment	2014	2013
United States	$51,542	$57,068
Canada	5,555	5,329
Europe	4,684	5,682
Consolidated	$61,781	$68,079

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $126,000 and $105,000 for the quarters ended March 31, 2014 and March 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company granted 34,000 and 37,500 employee stock options, respectively, with a weighted average fair value of $3.33 and $2.65, respectively. As of March 31, 2014, there was a total of $913,766 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested, share –based payments granted to the Company’s employees.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or property which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility will be used to consolidate the Company’s two distribution centers in North Carolina and to provide space for growth. The Company expects to invest approximately $1.3 million by the end of the first quarter of 2014 to upgrade the building and equipment. As of March 31, 2014, the Company paid approximately $900,000 towards upgrading the building.

Net Sales

Consolidated net sales for the three months ended March 31, 2014 were $19,152,000, compared with $17,651,000, in the same period in 2013, a 9% increase. Net sales in the U.S operating segment increased 13% principally due to sales resulting from the introduction of new lawn and garden products as well as increased sales of first aid kits. Net sales in the Canadian operating segment decreased 7% in U.S. dollars but increased 2% in local currency for the three months ended March 31, 2014. Net sales in Europe decreased by 15% in U.S. dollars and 21% in local currency for the three months ended March 31, 2014. The decrease in sales in Europe was primarily due to the timing of sales to mass market customers.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

 Gross Profit

Gross profit for the three months ended March 31, 2014 was $6,877,000 (36% of net sales), compared to $6,427,000 (36% of net sales) for the same period in 2013. The increase in gross profit for the first quarter was principally due to higher sales, while gross profit percentage remained consistent.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2014 were $6,252,000 (32.6% of net sales), compared with $5,914,000 (33.5% of net sales) for the same period of 2013, an increase of $338,000. The increase in SG&A expenses for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to higher personnel related expenses which include salaries and travel ($250,000), higher commission and delivery costs associated with higher sales and increased spending on new products.

Operating Income

Operating income for the three months ended March 31, 2014 was $625,000, compared with $513,000 in the same period of 2013, an increase of $112,000. Operating income in the U.S. operating segment increased by $112,000 for the three months ended March 31, 2014 compared to the same period of 2013. The increase was principally due to higher sales, as described above. Operating income in Canada increased by $42,000 in the three months ended March 31, 2014, compared to the same period of 2013. Operating income in Europe decreased by $42,000, in the first quarter of 2014 compared to the same period of 2013, primarily as a result of lower sales.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2014, was $83,000, compared with $69,000 for the same period of 2013. The increase in interest expense, net, was primarily due to lower interest income as a result of repayment of the mortgage receivable in the third quarter of 2013which was partially offset by lower average borrowings under the Company’s revolving loan agreement.

Other expense (income), net

Net other expense, consisting primarily of foreign currency transaction losses, was $19,000 in the first quarter of 2014, compared to expense of $3,000 in the first quarter of 2013. The change in other expense (income), net for the three months ended March 31, 2014 was primarily due to losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rate was 30% for the three months ended March 31, 2014 and 2013, respectively.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2014, working capital decreased approximately $6.1 million compared to December 31, 2013. The decline in working capital is primarily due to the reduction in cash as the Company used it to pay down debt outstanding under its revolving loan agreement with HSBC, as described in more detail below. Inventory increased by approximately $758,000 at March 31, 2014 compared to December 31, 2013. Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 for the period ended March 31, 2014 compared to 1.9 for the twelve months ended December 31, 2013. Receivables increased by approximately $482,000 at March 31, 2014 compared to December 31, 2013. The increase in accounts receivables occurred primarily due to the higher sales in the first quarter of 2014 compared to the previous quarter. The average number of days sales outstanding in accounts receivable was 62 days at March 31, 2014 compared to 64 days at December 31, 2013.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2014	December 31, 2013

Working capital	$41,031,309	$47,108,636
Current ratio	5.47	5.77
Long term debt to equity ratio	49.3%	65.5%

During the first three months of 2014, total debt outstanding under the Company’s revolving credit facility decreased by approximately $5.6 million, compared to total debt thereunder at December 31, 2013 as described above. As of March 31, 2014, $17,285,829 was outstanding and $22,714,171 was available for borrowing under the Company’s credit facility.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At March 31, 2014 the Company was in compliance with the covenants then in effect under the new agreement with HSBC Bank.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at March 31, 2014 the Company had approximately $34,000 remaining in its accrual for environmental remediation and monitoring, all of which was classified as a current liability. Also, as noted above, during the third quarter of 2013, the Company received $1,726,888 from B&E Juice as early repayment of the outstanding balance on the mortgage on the Bridgeport property.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A. Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Dated: May 2, 2014

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 2, 2014

