Form 10-Q
period 2014-06-30
ACME UNITED CORP
filed 2014-08-14
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014 the registrant had outstanding 3,236,107 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(all amounts in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$2,426	$11,644
Accounts receivable, less allowance	30,794	15,629
Inventories:
Finished goods	26,121	26,004
Work in process	295	187
Raw materials and supplies	4,469	2,028
	30,885	28,219
Prepaid expenses and other current assets	1,970	1,494
Total current assets	66,075	56,986
Property, plant and equipment:
Land	454	597
Buildings	4,516	5,854
Machinery and equipment	9,977	8,905
	14,947	15,356
Less accumulated depreciation	8,370	9,420
	6,577	5,936

Intangible assets	14,251	4,072
Other assets	1,084	1,085
Total assets	$87,987	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$10,919	$4,790
Other accrued liabilities	7,466	5,087
Total current liabilities	18,385	9,877
Deferred income taxes
Long-term debt	31,325	22,912
Other	439	286
Total liabilities	50,149	33,075

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,575,924 shares in 2014
and 4,563,174 shares in 2013,
including treasury stock	11,439	11,407
Additional paid-in capital	6,907	6,466
Retained earnings	32,498	30,099
Treasury stock, at cost - 1,362,072 shares	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(791)	(791)
Translation adjustment	68	106
	(723)	(685)
Total stockholders’ equity	37,838	35,004
Total liabilities and stockholders’ equity	$87,987	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net sales	$33,396	$28,412	$52,548	$46,063
Cost of goods sold	21,675	18,331	33,950	29,554

Gross profit	11,721	10,081	18,598	16,509

Selling, general and administrative expenses	7,983	6,889	14,235	12,803
Operating income	3,738	3,192	4,363	3,706

Non-operating items:
Interest:
Interest expense	108	122	197	249
Interest income	(2)	(48)	(9)	(106)
Interest expense, net	106	74	188	142
Other (income) expense, net	(3)	25	16	28
Total other (income) expense, net	103	99	204	171
Income before income taxes	3,635	3,093	4,159	3,536
Income tax expense	1,093	883	1,248	1,015
Net income	$2,542	$2,210	$2,911	$2,520

Basic earnings per share	$0.79	$0.70	$0.91	$0.80

Diluted earnings per share	$0.72	$0.68	$0.83	$0.78

Weighted average number of common shares outstanding- denominator used for basic per share computations	3,210	3,156	3,206	3,144
Weighted average number of dilutive stock options outstanding	329	110	281	90
Denominator used for diluted per share computations	3,539	3,266	3,488	3,234

Dividends declared per share	$0.08	$0.08	$0.16	$0.15

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(all amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$2,542	$2,210	$2,911	$2,520
Other comprehensive (loss) / income -
Foreign currency translation	165	(38)	(38)	(297)
Comprehensive income	$2,707	$2,172	$2,873	$2,223

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(all amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net income	$2,911	$2,520
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	541	455
Amortization	174	135
Stock compensation expense	300	272
Gain on disposal/sale of assets	(200)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,796)	(9,181)
Inventories	(1,000)	667
Prepaid expenses and other assets	(357)	(150)
Accounts payable	5,249	2,637
Other accrued liabilities	1,989	69
Total adjustments	(6,100)	(5,096)
Net cash used by operating activities	(3,189)	(2,576)

Investing Activities:
Purchase of property, plant, and equipment	(1,022)	(463)
Purchase of patents and trademarks	(63)	(50)
Acquisition of certain assets of First Aid Only, Inc.	(13,806)	—
Proceeds from the sales of property, plant, and equipment	773	—
Net cash used by investing activities	(14,118)	(513)

Financing Activities:
Borrowing of long-term debt, net of repayments	8,413	1,692
Proceeds from issuance of common stock	173	322
Distributions to stockholders	(512)	(219)
Purchase of treasury stock	—	—
Net cash provided by financing activities	8,074	1,794

Effect of exchange rate changes	17	3
Net change in cash and cash equivalents	(9,218)	(1,292)

Cash and cash equivalents at beginning of period	11,644	9,750

Cash and cash equivalents at end of period	$2,426	$8,458

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

The Company has evaluated events and transactions subsequent to June 30, 2014 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. At June 30, 2014, the Company had approximately $17,000 remaining in its accrual for environmental remediation, all of which was classified as a current liability at that date.

In addition to the completed remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring project will be completed by the end of 2014.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. Manufacturing at the site ceased in 2002. In connection with the sale and as part of the terms of the agreement, the Company is responsible to remediate any environmental contamination on the property. The Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation operating and maintenance.

Remediation work on the project is expected to begin in the third quarter of 2014 and be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years and be complete by the year 2020.

The change in the accrual for environmental remediation for the three months ended June 30, 2014 follows (in thousands):

	Balance at December 31, 2013	Estimated Costs	Payments	Balance at June 30, 2014

Fremont, NC	—	$300	$(35)	$265
Bridgeport, CT	$39	—	$(22)	$17
Total	$39	$300	$(57)	$282

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Components of net periodic benefit cost:
Interest cost	$19	$16	$35	$33
Service cost	3	10	13	20
Expected return on plan assets	(29)	(17)	(47)	(35)
Amortization of prior service costs	2	2	5	5
Amortization of actuarial loss	23	35	58	71
	$17	$47	$64	$93

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2014, the Company is required to contribute approximately $235,000. As of June 30, 2014 the Company contributed approximately $160,000 to the plan.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC made certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At June 30, 2014 the Company was in compliance with these covenants.

As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $31,324,528 and $22,911,829, respectively, under the Company’s revolving loan agreement with HSBC.

During the first six months of 2014, the Company issued a total of 12,750 shares of common stock and received aggregate proceeds of $173,410 upon the exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 26% and 20% of the Company’s total net sales for the three and six months ended June 30, 2014 compared to 27% and 21% for the comparable periods in 2013.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2014	2013	2014	2013
United States	$27,870	$23,496	$43,974	$37,721
Canada	3,673	3,139	5,184	4,765
Europe	1,853	1,777	3,390	3,577
Consolidated	$33,396	$28,412	$52,548	$46,063

Operating income (loss):
United States	$3,239	$2,701	$3,916	$3,267
Canada	527	475	559	463
Europe	(28)	16	(112)	(24)
Consolidated	$3,738	$3,192	$4,363	$3,706

Interest expense, net	106	74	188	142
Other (income) expense , net	(3)	25	16	28
Consolidated income before taxes	$3,635	$3,093	$4,159	$3,536

Assets by segment:
( in thousands )
	June 30,	December 31,
	2014	2013
United States	$75,565	$57,068
Canada	7,676	5,329
Europe	4,746	5,682
Consolidated	$87,987	$68,079

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $174,000 and $167,410 for the quarters ended June 30, 2014 and 2013, respectively. Share-based compensation expenses were $300,000 and $272,410 for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, the Company issued 42,500 options with a weighted average fair value of $3.36 per share. During the six months ended June 30, 2014 the Company issued 76,500 options with a weighted average fair value of $3.35.

As of June 30, 2014, there was a total of $874,191 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt and note receivable approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. First Aid Only pioneered consultative selling and support of first aid items to large corporate customers, and is recognized as an innovative leader in the safety products industry. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. The Company recorded approximately $1.7 million for inventory, $2.5 million for accounts receivables and $0.6 million for equipment and other assets, as well as approximately $10.3 million for intangible assets expected to consist primarily of trade names, customer list and goodwill. Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase accounting assessment may result in changes to the valuation of the identified intangible assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period in accordance with Accounting Standards Codification Topic 805 “Business Combinations”. In addition, the Company assumed approximately $1.2 million in accounts payable and accrued expenses. During the three and six months ended June 30, 2014, the Company incurred approximately $80,000 of integration and transaction costs associated with the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$2,544
Inventory	1,704
Equipment	463
Prepaid expenses	110
Intangible Assets	10,250
Total assets	$15,071

Liabilities
Accounts Payable	$1,019
Accrued Expense	252
Total liabilities	$1,271

Net sales for the three and six months ended June 30, 2014 attributable to First Aid Only were approximately $1.8 million. Net income for the three and six months ended June 30, 2014 attributable to First Aid Only was not material to the Company’s financial statements for those periods.

Assuming First Aid Only was acquired on January 1, 2014, unaudited proforma combined net sales for the three and six months ended June 30, 2014 for the Company would have been approximately $36.7 million and $59.6 million, respectively. Unaudited proforma combined net income for the three and six months ended June 30, 2014 for the Company would have been approximately $2.7 million and $3.1 million, respectively.

Assuming First Aid Only was acquired on January 1, 2013, unaudited proforma combined net sales for the three and six months ended June 30, 2013, for the Company would have been approximately $32.8 million and $54.0 million, respectively. Unaudited proforma combined net income for the three and six months ended June 30, 2013 for the Company would have been approximately $2.4 million and $2.7 million, respectively.

Note 9 – Sale of Property

On April 7, 2014, the Company sold its Fremont, NC plant for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. Manufacturing at the site ceased in 2002. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. The Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the costs of remedial activities and post-remediation operating and maintenance.

Remediation work on the project is expected to begin in the third quarter of 2014 and be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years and be complete by the year 2020.

The gain on the sale is calculated as follows:

(in thousands)

Sales Price		$850

Less:
Transaction costs		75
Land		140
Building and Equipment (gross book value)	1,715
Building and Equipment - accum. Depreciation	1,580
Building and Equipment (net book value)		135
Environmental Remediation Liability		300

Gain on Sale		$200

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility is being used to consolidate the Company’s domestic distribution activities in North Carolina and to provide space for growth. During the second quarter of 2014, the Company completed the consolidation of its two previous distribution centers into its new Rocky Mount facility. As of June 30, 2014, the Company paid approximately $1.7 million towards capital improvements to the facility.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In connection with the sale and as part of the terms of the agreement, the Company is responsible to remediate any environmental contamination on the property. As such, the Company recorded a $300,000 liability for environmental remediation in the second quarter of 2014. For more information related to the sale of the Fremont, NC facility and the required remediation see Note 9 – Sale of Property in the Notes to Condensed Consolidated Financial Statements.

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), located in Vancouver, WA., a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. First Aid Only pioneered consultative selling and support of first aid items to large corporate customers, and is recognized as an innovative leader in the safety products industry. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of First Aid Only is set forth in Note 8 – Business Combinations in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2014 were $33,396,000 compared with $28,412,000 in the same period in 2013, an 18% increase (18% in local currency). Consolidated net sales for the six months ended June 30, 2014 were $52,548,000, compared with $46,063,000 for the same period in 2013, a 14% increase (15% in local currency). Net sales for the three and six months ended June 30, 2014 in the U.S. segment increased 19% and 17%, respectively, compared with the same periods in 2013. Sales in the U.S. for both periods increased primarily due to increased sales in the back to school market, increased sales of first aid products and additional sales from the acquisition of First Aid Only in June of 2014. Also contributing to the increased sales in the year to date period were sales of new lawn and garden products.

Net sales in Canada for the three months ended June 30, 2014 increased 17% in U.S. dollars (24% in local currency). Net sales in Canada for the six months ended June 30, 2014 increased 9% in U.S. dollars (16% in local currency) compared with the same period in 2013. The increase in sales in Canada for the three and six months ended June 30, 2014 was primarily due to strong back to school sales and the introduction of new lawn and garden products.

European net sales for the three months ended June 30, 2014 increased 4% in U.S. dollars (constant in local currency) compared with the same period in 2013. European net sales for the six months ended June 30, 2014 decreased 5% in U.S. dollars (9% in local currency) primarily due to the timing of shipments to mass market customers.

Gross profit

Gross profit for the three months ended June 30, 2014 was $11,721,000 (35.0% of net sales) compared to $10,081,000 (35.5% of net sales) for the same period in 2013. Gross profit for the six months ended June 30, 2014 was $18,598,000 (35.4% of net sales) compared to $16,509,000 (35.8% of net sales) in the same period in 2013. In March of 2014, the Company successfully completed the consolidation of its U.S. warehousing operations, moving from Fremont, NC to its new 340,000 sq. ft. facility in Rocky Mount, NC. In this regard, in the second quarter of 2014, the Company incurred approximately $250,000 of one-time moving, training and personnel costs related to the ramp up of operations in its new facility. These costs are reported in cost of goods sold. In connection with the move to Rocky Mount, NC, the Company sold its distribution facility in Fremont, NC for $850,000 and recorded a gain of $200,000. This gain was reported in cost of goods sold and partially offset the one-time cost of consolidating the facilities.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2014 were $7,983,000 (24.0% of net sales) compared with $6,889,000 (24.2% of net sales) for the same period of 2013, an increase of $1,094,000. SG&A expenses for the six months ended June 30, 2014 were $14,235,000 (27.0% of net sales) compared with $12,803,000 (27.8% of net sales) in the comparable period of 2013, an increase of 1,432,000. The increases in SG&A expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013, were primarily the result of incremental expenses from the addition of First Aid Only, increases in shipping expense and sales commissions which resulted from higher sales and higher personnel related costs. Also, during the quarter, the Company incurred approximately $80,000 of integration and transaction costs related to the acquisition of First Aid Only.

Operating income

Operating income for the three months ended June 30, 2014 was $3,738,000 compared with $3,192,000 in the same period of 2013. Operating income for the six months ended June 30, 2014 was $4,363,000 compared to $3,706,000 in the same period of 2013. Operating income in the U.S. segment increased by $538,000 and $649,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in operating income is principally due to higher sales and the gain on the sale of the Fremont, NC distribution facility.

Operating income in the Canadian segment increased by $52,000 and $96,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in operating income in Canada was principally due to the higher sales.

For the three months ended June 30, 2014, the European operating segment had an operating loss of approximately $28,000 compared to operating income of $16,000 in the comparable period of 2013. For the six months ended June 30, 2014, the operating loss in the European operating segment increased by approximately $88,000 compared to the comparable period in 2013. The increase in operating loss for the six months ended June 30, 2014 is primarily due to lower sales as noted above.

Interest expense, net

Interest expense, net for the three months ended June 30, 2014 was $106,000, compared with $74,000 for the same period of 2013, a $32,000 increase. Interest expense, net for the six months ended June 30, 2014, was $188,000 compared to $142,000 for the same period in 2013.

Other (income) expense, net

Net other (income) was $3,000 in the three months ended June 30, 2014 compared to other expense of $25,000 in the same period of 2013. Net other expense was $16,000 in the first six months of 2014 compared to $28,000 in the same period of 2013.

Income taxes

The Company’s effective tax rates for both the three and six month periods ended June 30, 2014 was 30%, compared to 28.5% and 28.7% in the same periods of 2013. The increase in the effective tax rate for the three and six months ended June 30, 2014 was due to the Company generating a higher proportion of earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2014, working capital increased approximately $580,000 compared to December 31, 2013. Inventory increased by approximately $2.7 million at June 30, 2014 compared to December 31, 2013. The increase in inventory is primarily related to the acquisition of the assets of First Aid Only. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 for the period ended June 30, 2014, compared to 1.9 for the twelve months ended December 31, 2013. Receivables increased by approximately $15.2 million at June 30, 2014 compared to December 31, 2013. The increase in accounts receivables occurred primarily due to the higher sales in the second quarter of 2014 compared to the fourth quarter of 2013. The average number of days sales outstanding in accounts receivable was 63 days at June 30, 2014 compared to 64 days at December 31, 2013.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2014	December 31, 2013
(in thousands)
Working capital	$47,609	$47,109
Current ratio	3.59	5.77
Long term debt to equity ratio	82.8%	65.5%

During the first six months of 2014, total debt outstanding under the Company’s revolving credit facility increased by approximately $8.4 million, compared to total debt thereunder at December 31, 2013 as described above. As of June 30, 2014, $31,324,528 was outstanding and $8,675,472 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of First Aid Only on June 2, 2014.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company is required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At June 30, 2014 the Company was in compliance with the covenants then in effect under the amended agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at June 30, 2014 the Company had approximately $282,000 remaining in its accrual for environmental remediation and monitoring, related to property it owned in Fremont, NC and Bridgeport, CT. Also, as noted above, during the third quarter of 2013, the Company received $1,726,888 from B&E Juice as early repayment of the outstanding balance on the mortgage on the Bridgeport property.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2014

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 14, 2014

