Form 10-Q
period 2014-09-30
ACME UNITED CORP
filed 2014-11-14
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

__________________

Commission file number 001-07698

ACME UNITED CORPORATION

(Exact name of registrant as specified in its charter)

__________________

CONNECTICUT	06-0236700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 WALLS DRIVE, Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2014 the registrant had outstanding 3,289,455 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements  (Unaudited)

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,814	$11,644
Accounts receivable, less allowance	24,007	15,629
Inventories:
Finished goods	28,809	26,004
Work in process	391	187
Raw materials and supplies	2,261	2,028
	31,461	28,219
Prepaid expenses and other current assets	1,839	1,494
Total current assets	63,121	56,986
Property, plant and equipment:
Land	443	597
Buildings	4,475	5,854
Machinery and equipment	10,210	8,905
	15,128	15,356
Less accumulated depreciation	8,479	9,420
	6,649	5,936
Intangible assets, net	12,761	4,072
Goodwill	1,340	—
Other assets	1,072	1,085
Total assets	$84,943	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,574	$4,790
Other accrued liabilities	8,067	5,087
Total current liabilities	14,641	9,877
Long-term debt	30,344	22,912
Other	807	286
Total liabilities	45,792	33,075

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,637,249 shares in 2014
and 4,563,174 shares in 2013,
including treasury stock	11,592	11,407
Additional paid-in capital	7,622	6,466
Retained earnings	33,390	30,099
Treasury stock, at cost - 1,362,072 shares	(12,283)	(12,283)
Accumulated other comprehensive income:
Minimum pension liability	(791)	(791)
Translation adjustment	(379)	106
	(1,170)	(685)
Total stockholders’ equity	39,151	35,004
Total liabilities and stockholders’ equity	$84,943	$68,079

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net sales	$30,008	$22,135	$82,555	$68,198
Cost of goods sold	19,393	14,195	53,346	43,749

Gross profit	10,615	7,940	29,209	24,449

Selling, general and administrative expenses	8,685	6,531	22,920	19,334
Operating income	1,930	1,409	6,289	5,115

Non-operating items:
Interest:
Interest expense	157	133	355	382
Interest income	(4)	(34)	(12)	(140)
Interest expense, net	153	99	343	242
Other expense (income) , net	67	(13)	78	15
Total other expense	220	86	421	257
Income before income taxes	1,710	1,323	5,868	4,858
Income tax expense	521	364	1,769	1,379
Net income	$1,189	$959	$4,099	$3,479

Basic earnings per share	$0.37	$0.30	$1.27	$1.10

Diluted earnings per share	$0.34	$0.29	$1.18	$1.07

Weighted average number of common shares outstanding- denominator used for basic per share computations	3,250	3,189	3,224	3,158
Weighted average number of dilutive stock options outstanding	296	137	261	86
Denominator used for diluted per share computations	3,546	3,325	3,485	3,244

Dividends declared per share	$0.09	$0.08	$0.25	$0.23

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,189	$959	$4,099	$3,479
Other comprehensive income (loss) -
Foreign currency translation	(447)	238	(485)	(59)
Comprehensive income	$742	$1,197	$3,614	$3,420

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$4,099	$3,479
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	902	673
Amortization	345	202
Stock compensation expense	451	388
Gain on disposal/sale of assets	(200)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,079)	(1,216)
Inventories	(1,895)	1,039
Prepaid expenses and other current assets	(168)	13
Accounts payable	863	(1,447)
Other accrued liabilities	3,018	(70)
Total adjustments	(2,763)	(418)
Net cash provided by operating activities	1,336	3,061

Investing Activities:
Purchase of property, plant, and equipment	(1,419)	(3,394)
Purchase of patents and trademarks	(119)	(67)
Acquisition of certain assets of First Aid Only, Inc.	(13,806)	—
Proceeds from the sales of property, plant, and equipment	773	1,727
Net cash used by investing activities	(14,571)	(1,734)

Financing Activities:
Borrowing of long-term debt, net of repayments	7,433	711
Proceeds from issuance of common stock	890	508
Distributions to stockholders	(768)	(473)
Net cash provided by financing activities	7,555	746

Effect of exchange rate changes	(150)	(14)
Net change in cash and cash equivalents	(5,830)	2,059

Cash and cash equivalents at beginning of period	11,644	9,750

Cash and cash equivalents at end of period	$5,814	$11,809

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

The Company has evaluated events and transactions subsequent to September 30, 2014 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. In addition to the completed remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with applicable governmental standards. At September 30, 2014, the Company had approximately $17,000 remaining in its accrual related to the environmental remediation, all of which was classified as a current liability at that date.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. The Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation operating and maintenance costs.

Remediation work on the project began in the third quarter of 2014 and is expected to be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years after the completion of the remediationand be complete by the end of 2020.

The change in the accrual for environmental remediation for the nine months ended September 30, 2014 follows (in thousands):

	Balance at December 31, 2013	Estimated Costs	Payments	Balance at September 30, 2014

Fremont, NC	—	$300	$(35)	$265
Bridgeport, CT	$39	—	$(22)	$17
Total	$39	$300	$(57)	$282

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Components of net periodic benefit cost:
Interest cost	$18	$5	$53	$48
Service cost	6	13	19	30
Expected return on plan assets	(23)	2	(70)	(53)
Amortization of prior service costs	2	3	7	8
Amortization of actuarial loss	29	29	87	106
	$32	$52	$96	$139

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2014, the Company is required to contribute approximately $200,000. As of September 30, 2014 the Company contributed approximately $160,000 to the plan.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At September 30, 2014, the Company was in compliance with these covenants.

As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $30,344,310 and $22,911,829, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended September 30, 2014, the Company issued a total of 61,325 shares of common stock and received aggregate proceeds of $716,965 upon exercise of employee stock options.

During the nine months ended September 30, 2014, the Company issued a total of 74,075 shares of common stock and received aggregate proceeds of $890,375 upon the exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 11% and 16% of the Company’s total net sales for the three and nine months ended September 30, 2014 compared to 15% and 22% for the comparable periods in 2013.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2014	2013	2014	2013
United States	$25,833	$18,273	$69,946	$55,992
Canada	2,190	1,782	7,372	6,549
Europe	1,985	2,080	5,237	5,657
Consolidated	$30,008	$22,135	$82,555	$68,198

Operating income (loss):
United States	$1,819	$1,183	$5,752	$4,454
Canada	94	130	652	592
Europe	17	96	(115)	69
Consolidated	$1,930	$1,409	$6,289	$5,115

Interest expense, net	153	99	343	242
Other expense (income), net	67	(13)	78	15
Consolidated income before income taxes	$1,710	$1,323	$5,868	$4,858

Assets by segment:
( in thousands )
	September 30,	December 31,
	2014	2013
United States	$74,258	$57,068
Canada	6,090	5,329
Europe	4,595	5,682
Consolidated	$84,943	$68,079

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $151,193 and $115,543 for the quarters ended September 30, 2014 and 2013, respectively. Share-based compensation expenses were $451,193 and $387,953 for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, the Company issued 138,000 options with a weighted average fair value of $3.23 per share. During the nine months ended September 30, 2014 the Company issued 214,500 options with a weighted average fair value of $3.27.

As of September 30, 2014, there was a total of $1,159,176 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. The Company recorded approximately $1.7 million for inventory, $2.5 million for accounts receivables and $0.6 million for equipment and other assets, as well as approximately $10.3 million for intangible assets which consist of trade names, customer relationships, covenant not-to-compete and goodwill. In addition, the Company assumed approximately $1.3 million in accounts payables and accrued expenses. During the three and nine months ended September 30, 2014, the Company incurred approximately $20,000 and $100,000, respectively, of integration and transaction costs associated with the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$2,544
Inventory	1,704
Equipment	463
Prepaid expenses	110
Customer Relationships	5,430
Trade Name	3,410
Covenant Not-to-Compete	70
Goodwill	1,340
Total assets	$15,071

Liabilities
Accounts Payable	$1,019
Accrued Expense	252
Total liabilities	$1,271

Net sales for the three and nine months ended September 30, 2014 attributable to First Aid Only were approximately $4.4 million and $6.2 million, respectively. Net income for the three and nine months ended September 30, 2014 attributable to First Aid Only was not material to the Company’s financial statements for the period.

Assuming First Aid Only was acquired on January 1, 2014, unaudited proforma combined net sales for the nine months ended September 30, 2014 for the Company would have been approximately $89.6 million. Unaudited proforma combined net income for the nine months ended September 30, 2014 for the Company would have been approximately $4.3 million.

Assuming First Aid Only was acquired on January 1, 2013, unaudited proforma combined net sales for the three and nine months ended September 30, 2013, for the Company would have been approximately $27.2 million and $81.2 million, respectively. Unaudited proforma combined net income for the three and nine months ended September 30, 2013 for the Company would have been approximately $1.3 million and $4.1 million, respectively.

Note 9 – Sale of Property

On April 7, 2014, the Company sold its Fremont, NC plant for $850,000. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. The Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the costs of remedial activities and post-remediation operating and maintenance.

Remediation work on the project began in the third quarter of 2014 and is expected to be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years and be complete by the end of 2020.

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

Results of Operations

On August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility is being used to consolidate the Company’s domestic distribution activities in North Carolina and to provide space for growth. During the second quarter of 2014, the Company completed the consolidation of its two previous distribution centers in North Carolina into its new Rocky Mount facility. As of September 30, 2014, the Company paid approximately $1.9 million for capital improvements to the facility.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In connection with the sale and as part of the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. As a result, the Company recorded a $300,000 liability for environmental remediation in the second quarter of 2014. For more information related to the sale of the Fremont, NC facility and the required remediation, see Note 9 – Sale of Property in the Notes to Condensed Consolidated Financial Statements.

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), located in Vancouver, WA, a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of First Aid Only assets is set forth in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended September 30, 2014 were $30,008,000 compared with $22,135,000 in the same period in 2013, a 36% increase. Consolidated net sales for the nine months ended September 30, 2014 were $82,555,000, compared with $68,198,000 for the same period in 2013, a 21% increase. Net sales for the three and nine months ended September 30, 2014 in the U.S. segment increased 41% and 26%, respectively, compared with the same periods in 2013. Sales in the U.S. for both periods increased primarily due to increased sales of first aid products and Camillus knives as well as additional sales from the acquisition of First Aid Only in June of 2014. Also contributing to the increased sales in the 2014 year to date period were sales of new lawn and garden products as well as increased sales of pencil sharpeners.

Net sales in Canada for the three months ended September 30, 2014 increased 23% in U.S. dollars (28% in local currency). Net sales in Canada for the nine months ended September 30, 2014 increased 12% in U.S. dollars (19% in local currency) compared with the same period in 2013. The increases in sales in Canada for the three and nine months ended September 30, 2014 were primarily due to strong back to school sales, the introduction of new lawn and garden products as well as higher sales of Camillus knives.

European net sales for the three months ended September 30, 2014 decreased 5% in U.S. dollars and local currency compared with the same period in 2013. European net sales for the nine months ended September 30, 2014 decreased 7% in U.S. dollars (8% in local currency). The declines in net sales for the three and nine months ended September 30, 2014 were primarily due to lower sales to mass market customers.

Gross profit

Gross profit for the three months ended September 30, 2014 was $10,615,000 (35.4% of net sales) compared to $7,940,000 (35.9% of net sales) for the same period in 2013. In the three months ended September 30, 2014, the Company donated respiratory masks with a value of $115,000 to a humanitarian organization to assist in the Ebola crisis in West Africa. Gross profit for the nine months ended September 30, 2014 was $29,209,000 (35.4% of net sales) compared to $24,449,000 (35.9% of net sales) in the same period in 2013. Gross profit for the nine months ended September 30, 2014 were impacted as the Company successfully completed the consolidation of its U.S. warehousing operations, moving from Fremont, NC to its new 340,000 sq. ft. facility in Rocky Mount, NC. In this regard, in the first nine months of 2014, the Company incurred approximately $400,000 of one-time moving, training and personnel costs related to the ramp up of operations in its new facility. These costs are reported in cost of goods sold. In connection with the move to Rocky Mount, NC, the Company sold its distribution facility in Fremont, NC for $850,000 and recorded a gain of $200,000 on the transaction. This gain was reported in cost of goods sold and partially offset the one-time cost of consolidating the facilities.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2014 were $8,685,000 (29.0% of net sales) compared with $6,531,000 (29.5% of net sales) for the same period of 2013, an increase of $2,154,000. SG&A expenses for the nine months ended September 30, 2014 were $22,920,000 (27.8% of net sales) compared with $19,334,000 (28.3% of net sales) in the comparable period of 2013, an increase of $3,586,000. The increases in SG&A expenses for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were primarily the result of incremental expenses from the addition of First Aid Only, increases in shipping expense and sales commissions which resulted from higher sales and higher personnel related costs. Also, for the nine months ended September 30, 2014, the Company incurred approximately $100,000 of integration and transaction costs related to the acquisition of First Aid Only.

Operating income

Operating income for the three months ended September 30, 2014 was $1,930,000 compared with $1,409,000 in the same period of 2013. Operating income for the nine months ended September 30, 2014 was $6,289,000 compared to $5,115,000 in the same period of 2013. Operating income in the U.S. segment increased by $636,000 and $1,298,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in operating income were principally due to higher sales.

Operating income in the Canadian segment declined by $36,000 for the three months ended September 30, 2014 compared to the same period in 2013. Operating income in the Canadian segment increased by $60,000 for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in operating income in Canada for the nine months was principally due to the higher sales, as described above.

For the three months ended September 30, 2014, the operating income in the European operating segment decreased by approximately $79,000 compared to the comparable period in 2013. For the nine months ended September 30, 2014, the European operating segment had an operating loss of approximately $115,000 compared to operating income of $69,000 in the comparable period of 2013. The increases in operating losses for the three and nine month periods were primarily due to lower sales as noted above.

Interest expense, net

Interest expense, net for the three months ended September 30, 2014 was $153,000, compared with $99,000 for the same period of 2013, a $54,000 increase. Interest expense, net for the nine months ended September 30, 2014, was $343,000 compared to $242,000 for the same period in 2013, an increase of $101,000. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three and nine months ended September 30, 2014. The higher borrowings are primarily the result of the acquisition of assets of First Aid Only.

Other (income) expense, net

Net other expense was $67,000 in the three months ended September 30, 2014 compared to other income of $13,000 in the same period of 2013. Net other expense was $78,000 in the first nine months of 2014 compared to $15,000 in the same period of 2013. The increase in other expense for the three and nine months ended September 30, 2014 was primarily due to losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for both the three and nine month periods ended September 30, 2014 were 30%, compared to 27.5% and 28.4%, respectively in the same periods of 2013. The increase in the effective tax rate for the three and nine months ended September 30, 2014 was due to the Company generating a higher proportion of earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2014, working capital increased approximately $1,371,000 compared to December 31, 2013. Inventory increased by approximately $3.2 million at September 30, 2014 compared to December 31, 2013. The increase in inventory is primarily related to the acquisition of the assets of First Aid Only. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 for the period ended September 30, 2014, compared to 1.9 for the twelve months ended December 31, 2013. Receivables increased by approximately $8.4 million at September 30, 2014 compared to December 31, 2013. The increase in accounts receivables occurred primarily due to the higher sales in the third quarter of 2014 compared to the fourth quarter of 2013. The average number of days sales outstanding in accounts receivable was 63 days at September 30, 2014 compared to 64 days at December 31, 2013.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2014	December 31, 2013

Working capital	$48,480	$47,109
Current ratio	4.31	5.77
Long term debt to equity ratio	77.5%	65.5%

During the first nine months of 2014, total debt outstanding under the Company’s revolving credit facility increased by approximately $7.4 million, compared to total debt thereunder at December 31, 2013 as described above. As of September 30, 2014, $30,344,310 was outstanding and $9,655,690 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of First Aid Only on June 2, 2014.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At September 30, 2014 the Company was in compliance with the covenants then in effect under the amended agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at September 30, 2014 the Company had a total of approximately $282,000 remaining in its accruals for environmental remediation and monitoring, related to property it owned in Fremont, NC and Bridgeport, CT.

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2014

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 14, 2014

