Form 10-K
period 2014-12-31
ACME UNITED CORP
filed 2015-03-06
CIK 2098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-07698

ACME UNITED CORPORATION

Exact name of registrant as specified in its charter

Connecticut	06-0236700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Walls Drive Fairfield, Connecticut	06824
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2.50 par value Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,515,889.

Registrant had 3,298,605 shares of its $2.50 par value Common Stock outstanding as of February 25, 2015.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 20, 2015 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, Part III.

2

Item 1. Business

Overview

Acme United Corporation (together with its subsidiaries, the "Company") was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut. The Company is a leading worldwide supplier of innovative cutting, measuring and first aid products to the school, home, office, hardware, sporting goods and industrial markets. The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Net sales in 2014 were: United States (including direct import sales from Asia) - $91.3 million, Canada - $8.8 million, and Europe - $7.1 million.

The Company has grouped its operations into three reportable segments based on the Company’s geographical organization and structure: (1) United States (which includes its Asian operations); (2) Canada and (3) Europe. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits at leased facilities in Norwalk, CT and Vancouver, WA. The components for the first aid kits are primarily sourced from U.S. suppliers.

Business Strategy

The Company’s business strategy includes the following key elements:

• a commitment to technological innovation achieved through consumer insight, creativity and speed to market;

• a broad selection of products in both brand and private label;

• prompt response;

• superior customer service; and

• value pricing.

Acquisitions

In June 2012, the Company acquired certain assets of The C-Thru Ruler Company, a well-known supplier of drafting, measuring, lettering and stencil products. The products were integrated into the Company’s Westcott brand.

In August 2013, the Company purchased a distribution center in Rocky Mount, North Carolina. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility has been used to consolidate two domestic distribution centers and will also provide for future growth.

In June 2014, the Company acquired the principal assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The acquisition resulted in an extension of the Company’s line of first aid kits and refills, and broadened the Company’s customer base and product range.

Principal Products

The Company markets and sells under six main brands - Westcott®, Clauss®, Camillus®, PhysiciansCare®, Pac-Kit® and First Aid Only®.

Westcott

Westcott, with a history of quality dating back to 1872, provides innovative cutting and measuring products for the school, home and office. Principal products under the Westcott brand include scissors, rulers, pencil sharpeners, paper trimmers, lettering products and math tools. It is one of the leading scissor and ruler brands in North America. The iPoint pencil sharpener, introduced in 2008, and its successor the iPoint Evolution have won GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design.

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. Significant product introductions in 2013 included the iPoint USB powered pencil sharpener and the X-Ray series of scissors. Westcott earned additional awards during the 2014 back-to-school season in both the school and office markets. Both the iPoint Evolution Axis heavy-duty electric sharpener and the Westcott antimicrobial classroom scissor caddy have been awarded Learning® Magazine’s Teachers’ Choice Awards for 2014-2015.

Camillus

Since 1876 Camillus has been supplying the world with reliable, innovative and high quality knives. The Camillus brand has a strong heritage in the hunting, sporting and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade and folding knives. Many of the knives are enhanced with Titanium Carbonitride coatings to increase the hardness of the blade of up to 10 times that of stainless steel.

In 2011, the Company signed an agreement with Les Stroud of the TV show Survivorman, to co-design and co-brand a line of knives and survival tools. The first knives were introduced in 2012 and include various types of folding and fixed blade knifes as well as machetes.

In 2014, Camillus launched a wide variety of new products, including the Camillus Carnivore X machete, Ravenous tomahawk, Heat Sizzle and WildFire knives and the Trench multitool.

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2010, the Clauss AirShoc garden tools were awarded a GOOD DESIGN award. In 2013, Clauss launched a family of titanium bonded non-stick putty knives that are unique in their category. In 2014 , the Company began selling a line of garden tools under the Scotts-MiracleGro brand.

PhysiciansCare

The PhysiciansCare brand offers a wide assortment of first aid kits, emergency and disaster kits, kit refills, hearing, eye, and head protection, as well as ergonomic supports and braces. PhysiciansCare also carries a branded line of over-the-counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Pac-Kit

The Pac-Kit brand offers first aid kits, industrial stations and refills, emergency medical travel and recreational kits for the industrial, safety, transportation and marine markets. The brand has a long history dating back to the 19th century. Although Pac-Kit’s products are similar to the PhysiciansCare brand, the Pac-Kit brand is especially known for its customized products which are designed to meet customer specifications

First Aid Only

The First Aid Only brand offers first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Smart Compliance® first aid kit is a simple and effective system for restocking workplace cabinets.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $665,000 in 2014 and $602,985 in 2013.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only and Pac-Kit. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2014 was 14 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains. In 2014 and 2013, the Company had two customers, respectively that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 14% and 12% in 2014 and approximately 16% and 15% in 2013.

Competition

The Company competes with many companies in each market and geographic area. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitors in the cutting category are 3M and Fiskars Corporation. The major competitors in the measuring category are Maped and Staedtler. The major competitor in the pencil sharpener category is Bostitch. The major competitor in the safety category is Johnson and Johnson.

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

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. Under the terms of the sales agreement, the Company is responsible for environmental remediation on the property. As a result of studies and estimates prepared by an independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation operating and maintenance costs. Remediation work on the Fremont project began in the third quarter of 2014 and is expected to be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with governmental standards. The Company expects that the monitoring period will last a period of five years after the completion of the remediation and be complete by the end of 2020.

See accompanying Note 16 of the Notes to Consolidated Financial Statements in this report for information regarding the cost of remediation and related matters, including ongoing monitoring of contaminant levels.

Employees

As of December 31, 2014, the Company employed 303 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

The ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Customers place great emphasis on timely delivery of our products for specific selling seasons, especially during our second and third fiscal quarters, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to customers. Vendor production delays, difficulties encountered in shipping from overseas and customs clearance delays are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products to our customers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

Reliance on foreign suppliers could adversely affect the Company’s business.

The Company sources its products from suppliers located in Asia, Europe and the United States. The Company’s Asia vendors are located primarily in China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China. Labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and there can be no assurance that labor will continue to be available to the Company in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations in China. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, if the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

Additional factors that could adversely affect the Company’s business include increases in transportation costs, new or increased import duties, transportation delays, work stoppages, capacity constraints and poor quality.

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

8

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. In 2014 and 2013, the Company had two customers, respectively that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 14% and 12% in 2014 and 16% and 15% in 2013. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations. Refer to Note 16 – Sale of Property - of the Notes to Consolidated Financial Statements for further discussion of the environmental costs related to the sale in 2008 of property by the Company it owned in Bridgeport, CT and the sale in 2014 of property owned by the Company in Fremont, NC.

The ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Customers place great emphasis on timely delivery of our products for specific selling seasons, especially during our second and third fiscal quarters, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to customers. Vendor production delays, difficulties encountered in shipping from overseas and customs clearance delays are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  Failure to deliver products to our customers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,860,662 shares of our common stock held by non-affiliates as of December 31, 2014. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

In 2014, the Company moved its headquarters into 10,400 square feet of leased space located at 55 Walls Drive, Fairfield, Connecticut. In the United States, the Company leases two manufacturing facilities in a) Connecticut consisting of 40,000 square feet and b) Washington consisting of 53,000 square feet. The Company owns a warehousing facility in North Carolina consisting of a total of 340,000 square feet. The Company leases 44,000 square feet of warehousing space in Orangeville, Ontario, Canada. The Company also leases approximately 2,000 square feet of office space in Canada. Distribution for Europe is presently being conducted at a 35,000 square foot facility owned by the Company in Solingen, Germany. The Company also leases office space in Hong Kong and Guangzhou and Ningbo, China.

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

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NYSE MKT under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE MKT for the Common Stock for the periods indicated:

Year Ended December 31, 2014	High	Low	Dividends Declared
Fourth Quarter	$20.50	$16.50	$.09
Third Quarter	17.65	16.43	.09
Second Quarter	19.47	14.96	.08
First Quarter	17.88	10.62	.08

Year Ended December 31, 2013
Fourth Quarter	$15.50	$13.06	$.08
Third Quarter	15.40	12.45	.08
Second Quarter	13.40	11.95	.08
First Quarter	12.61	11.08	.07

As of March 3, 2015 there were approximately 2,171 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2009 to 2014: (a) the NYSE MKT Index and (b) a diversified peer group of companies that, like the Company, (i) are currently listed on the NYSE MKT, and (ii) have a market capitalization of $50 million to $60 million.

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock Repurchase program of up to a total 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2014, the Company did not repurchase any shares of its Common Stock. As of December 31, 2014, 143,165 shares may be purchased in the future under the repurchase program announced in 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, related to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans. These plans include (i) two plans under which the Company grants stock options: the 2005 Non-Salaried Director Stock Option Plan and the 2012 Employee Stock Option Plan; and (ii) two plans under which the Company no longer grants options but under which certain options remain outstanding: the 1996 Non-Salaried Director Stock Option Plan and the 2002 Employee stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,357,813	$12.35	36,475
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,357,813	$12.35	36,475

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(All figures in thousands except per share data)

	2014	2013	2012	2011	2010
Net sales	$107,222	$89,577	$84,370	$73,302	$63,149
Net income	$4,789	$4,003	$3,549	$2,811	$2,573
Total assets	$79,308	$68,079	$67,828	$55,222	$49,581
Long-term debt, less current portion	$24,147	$22,912	$24,320	$17,568	$13,522
Net income
Per share (Basic)	$1.48	$1.26	$1.14	$0.91	$0.82
Per share (Diluted)	$1.36	$1.22	$1.13	$0.91	$0.81
Dividends per share	$0.34	$0.31	$0.28	$0.26	$0.22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “except,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations.

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

Allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for doubtful accounts represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write offs has been negligible.

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

Intangible Assets and Goodwill. Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2014 was 14 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2014 and 2013, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets was $12,554,611 as of December 31, 2014 compared to $4,071,897 as of December 31, 2013, and the net book value of the Company’s goodwill was $1,375,000 at December 31, 2014. The increase is primarily due to the acquisition of First Aid Only assets in June 2014.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.23% to be appropriate as of December 31, 2014, which is a decrease of .55 percentage points from the rate used as of December 31, 2013.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2014. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements in this report.

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

Results of Operations 2014 Compared with 2013

On August 30, 2013, the Company purchased a distribution center in Rocky Mount, North Carolina for approximately $2.8 million. The Company acquired the facility in the bankruptcy liquidation of Roomstore, Inc. The property consists of approximately 340,000 square feet of office, manufacturing and warehouse space on 33 acres. The facility has been used to consolidate the Company’s two distribution centers in North Carolina and to provide space for growth. As of December 31, 2014, the Company paid approximately $1.4 million towards upgrading the building.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to environmental remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation operating and maintenance costs. Additional information concerning the sale of the property is set forth in Note 16 – Sale of Property, in the Notes to Condensed Consolidated Financial Statements.

On June 2, 2014, the Company purchased certain assets of First Aid Only, located in Vancouver, WA, a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of First Aid Only assets is set forth in Note 17 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Net Sales

In 2014, sales increased by $17,645,000 or 20% to $107,222,000 compared to $89,577,000 in 2013. Excluding sales resulting from the acquisition on June 2, 2014 of the assets of First Aid Only, Inc., comparable sales increased 8% (9% in constant currency). The U.S. segment sales increased by $17,690,000 or 24% in 2014 compared to 2013. Sales in Canada increased by $749,000 or 9% in U.S. dollars and 17% in local currency in 2014 compared to 2013. European sales decreased by $794,000 or 10% in both U.S. dollars and local currency in 2014 compared to 2013.

The increase in net sales for the twelve months ended December 31, 2014 in the U.S. segment was primarily due to increased sales of first aid products, including the additional sales from the acquisition of First Aid Only, Inc., the introduction of new lawn and garden products, and growth in sales of Camillus knives and iPoint pencil sharpeners.

The increase in net sales in Canada for the twelve months ended December 31, 2014 was primarily due to strong back to school sales, higher sales of Camillus knives and the introduction of new lawn and garden products.

The decrease in sales in Europe in 2014 was primarily due to lower promotional sales to mass market customers.

Gross Profit

Gross profit was 35.6% of net sales in 2014 compared to 35.5% in 2013.

Selling, General and Administrative

Selling, general and administrative expenses were $30,791,000 in 2014 compared with $25,945,000 in 2013, an increase of $4,846,000 or 19%. SG&A expenses were 29% of net sales in 2014 and 2013, respectively. The increase in SG&A expenses was primarily the result of incremental expenses resulting from the addition of First Aid Only ($2.1 million), higher delivery costs and sales commissions as a result of higher sales ($1.3 million) and higher personnel related expenses which includes salaries and recruiting ($.65 million).

Operating Income

Operating income was $7,394,000 in 2014, compared with $5,879,000 in 2013, an increase of $1,515,000. Operating income in the U.S. increased by approximately $1,678,000 primarily as a result of higher sales. Operating income in Canada increased by approximately $68,000 principally due to higher sales. Operating income in the European segment decreased by approximately $230,000 principally due to lower sales.

Interest Expense, Net

Net interest expense for 2014 was $473,000, compared with $350,000 for 2013, an increase of $123,000. The increase in interest expense, net for 2014, was primarily the result of higher average borrowings during 2014 under the Company’s bank revolving credit facility compared to 2013. The increase in borrowings was primarily to finance the acquisition of First Aid Only assets.

Other Expense, Net

Net other expense was $118,000 in 2014 compared to net other expense of $35,000 in 2013. The increase in other expense, net for 2014, was primarily due to gains/losses from foreign currency transactions.

Income Tax

The effective tax rate in 2014 was 30%, compared to 27% in 2013. In 2014, the Company had a higher proportion of earnings in the United States, which has a higher tax rate than the countries in which our subsidiaries operate compared to 2013.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2014.

Liquidity and Capital Resources

During 2014, working capital decreased by approximately $5.0 million compared to December 31, 2013. Cash declined by approximately $9.4 million as a result of the acquisition of First Aid Only assets for cash. Inventory increased by approximately $5.5 million. The Company purchased approximately $1.7 million of inventory as part of the acquisition of First Aid Only and purchased an additional $3.8 million of inventory in anticipation of new business in 2015. Inventory turnover, calculated using a twelve month average inventory balance, increased to 2.2 from 1.9 at December 31, 2013.

Receivables increased by approximately $3.8 million. The increase in receivables is directly related to the increase in sales. The average number of days sales outstanding in accounts receivable was 63 days in 2014 compared to 64 days in 2013. Accounts payable increased by approximately $3.0 million primarily as a result of inventory purchases.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

December 31,	2014	2013

Working Capital	$42,148,226	$47,109,636
Current Ratio	3.74	5.77
Long-Term Debt to Equity Ratio	61.2%	65.5%

At December 31, 2014, total debt outstanding under the Company’s revolving credit facility (referred to below) increased by approximately $1.2 million compared to total debt at December 31, 2013. The change in debt was primarily due to the $13.8 million acquisition of First Aid Only assets funded primarily by the revolving credit facility, which was partially offset by $11.8 million of repatriations from foreign subsidiaries. As of December 31, 2014, $24,146,841 was outstanding and $15,853,159 was available for borrowing under the Company’s revolving credit facility.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Under the amended loan agreement, the Company continues to be required to to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At December 31, 2014 the Company was in compliance with the covenants then in effect under the amended loan agreement.

Capital expenditures during 2014 and 2013 were $2,042,212 and $4,591,929, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility. As noted above, on August 30, 2013, the Company purchased a manufacturing and distribution center in Rocky Mount, North Carolina for $2.8 million and paid approximately $.9 million towards upgrading the building. In 2014, the Company invested an additional $.9 million to upgrade the building and equipment.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-090 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company intends to adopt and implemnt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and evaluating what impact the adoption of ASU 20104-09 may have on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2014	2013

Net sales	$107,222,306	$89,576,777
Cost of goods sold	69,036,695	57,752,733
Gross profit	38,185,611	31,824,044

Selling, general and administrative expenses	30,791,150	25,944,948
Operating income	7,394,461	5,879,096

Non operating items:
Interest:
Interest expense	(490,110)	(502,407)
Interest income	16,624	152,073
Interest expense, net	(473,486)	(350,334)
Other expense	(118,250)	(34,871)
Total other expense, net	(591,736)	(385,205)
Income before income tax expense	6,802,725	5,493,891
Income tax expense	2,013,720	1,490,986
Net income	$4,789,005	$4,002,905

Earnings per share:
Basic	$1.48	$1.26
Diluted	$1.36	$1.22

See accompanying Notes to Consolidated Financial Statements.

ACME UNITED CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2014	2013

Net income	$4,789,005	$4,002,905
Other comprehensive (loss) income -
Foreign currency translation	(858,118)	(138,993)
Change in net prior service credit
and actuarial losses, net of
income tax expense	(104,459)	241,365
Total other comprehensive (loss) income	(962,577)	102,372
Comprehensive income	$3,826,428	$4,105,277

See accompanying  Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,285,660	$11,643,764
Accounts receivable, less allowance	19,477,128	15,629,275
Inventories	33,671,198	28,218,883
Deferred income taxes	256,676	330,640
Prepaid expenses and other current assets	1,820,744	1,163,044
Total current assets	57,511,406	56,985,606

Property, plant and equipment:
Land	435,876	596,785
Buildings	5,126,057	5,854,255
Machinery and equipment	10,066,843	8,904,982
Total property, plant and equipment	15,628,776	15,356,022
Less: accumulated depreciation	8,698,235	9,419,761
Net plant, property and equipment	6,930,541	5,936,261

Intangible assets, less accumulated amortization	12,554,611	4,071,897
Goodwill	1,375,000	—
Deferred income taxes	812,649	945,709
Other assets	123,879	139,506
Total assets	$79,308,086	$68,078,979

LIABILITIES
Current liabilities:
Accounts payable	$7,773,021	$4,788,717
Other accrued liabilities	7,590,159	5,087,233
Total current liabilities	15,363,180	9,875,950
Long-term debt	24,146,841	22,911,829
Other accrued liabilities - non current	370,009	285,955
Total liabilities	39,880,030	33,073,734

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,653,424 shares in 2014 and 4,563,174 shares in 2013, including treasury stock	11,632,805	11,407,180
Treasury stock, at cost, 1,362,072 shares in 2014
and 2013	(12,283,251)	(12,283,251)
Additional paid-in capital	7,941,330	6,466,388
Accumulated other comprehensive loss	(1,647,098)	(684,521)
Retained earnings	33,784,270	30,099,449
Total stockholders' equity	39,428,056	35,005,245
Total liabilities and stockholders' equity	$79,308,086	$68,078,979

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, December 31, 2012	3,125,452	11,218,055	(12,283,251)	5,636,274	(786,893)	27,082,118	$30,866,303
Net income						4,002,905	4,002,905
Total other comprehensive income (loss)					102,372		102,372
Stock compensation expense				490,060			490,060
Distribution to shareholders						(985,574)	(985,574)
Issuance of common stock	75,650	189,125		340,054			529,179
Balances, December 31, 2013	3,201,102	11,407,180	(12,283,251)	6,466,388	(684,521)	30,099,449	35,005,245
Net income						4,789,005	4,789,005
Total other comprehensive income (loss)					(962,577)		(962,577)
Stock compensation expense				561,856			561,856
Distribution to shareholders						(1,104,184)	(1,104,184)
Issuance of common stock	90,250	225,625		913,086			1,138,711
Balances, December 31, 2014	3,291,352	11,632,805	(12,283,251)	7,941,330	(1,647,098)	33,784,270	39,428,056

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
Operating activities:
Net income	$4,789,005	$4,002,905
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	1,183,871	934,238
Amortization	516,187	270,644
Stock compensation expense	561,856	490,060
Deferred income taxes	207,024	94,010
Gain on disposal of property, plant and equipment	(200,000)	—
Changes in operating assets and liabilities
Accounts receivable	(1,729,980)	785,952
Inventories	(4,391,815)	2,056,469
Prepaid expenses and other current assets	(268,052)	333,099
Accounts payable	1,879,889	(1,751,664)
Other accrued liabilities	2,101,035	(740,246)
Total adjustments	(139,985)	2,472,561
Net cash provided by operating activities	4,649,020	6,475,466
Investing activities:
Purchase of property, plant and equipment	(2,042,173)	(4,591,929)
Purchase of patents and trademarks	(118,470)	(102,140)
Proceeds from sales of plant, property and equipment	773,104	—
Payment received on mortgage receivable	—	1,726,888
Acquisition of First Aid Only Inc.	(13,805,884)	—
Net cash used by investing activities	(15,193,423)	(2,967,181)
Financing activities:
Net borrowings (repayment) of long-term debt	1,235,012	(1,408,000)
Distributions to shareholders	(1,064,050)	(728,392)
Issuance of common stock	1,138,711	529,179
Net cash provided (used) by financing activities	1,309,673	(1,607,214)
Effect of exchange rate changes	(123,375)	(7,172)
Net (decrease) increase in cash and cash equivalents	(9,358,104)	1,893,900
Cash and cash equivalents at beginning of year	11,643,764	9,749,864
Cash and cash equivalents at end of year	$2,285,660	$11,643,764

Supplemental cash flow information
Cash paid for income taxes	$1,421,677	$1,820,671
Cash paid for interest expense	$489,351	$505,225

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

The operations of Acme United Corporation (the “Company”) consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Europe. Principal products across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and related products which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, mass market retailers, industrial distributors, school supply distributors, drug store retailers, sporting goods stores, hardware chains and wholesale florists.

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

Translation of Foreign Currency - For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction losses, which are included in other expense, net, were $117,347 in 2014 and $88,125 in 2013.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $128,318 at December 31, 2014 and $227,891 at December 31, 2013.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2014 was 14 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2014 and 2013, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($665,000 in 2014 and $602,985 in 2013) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($4,399,364 in 2014 and $3,244,487 in 2013) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,660,687 in 2014 and $1,484,782 in 2013) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2014 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. At December 31, 2013, with respect to concentration risk related to accounts receivable, the Company had one customer that accounted for greater than 10% of total net receivables. In 2014 and 2013, the Company had two customers that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 14% and 12% in 2014 and approximately 16% and 15% in 2013.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-090 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company intends to adopt and implement ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and evaluating what impact the adoption of ASU 20104-09 may have on the Company’s financial position or results of operations.

3.  Inventories

	December 31,
Inventories consisted of:	2014	2013
Finished goods	$28,712,961	$26,004,042
Work in process	522,377	186,507
Materials and supplies	4,435,860	2,028,333
	$33,671,198	$28,218,883

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $825,087 as of December 31, 2014 and $557,070 as of December 31, 2013.

4.  Intangible Assets and Goodwill

	December 31,
Intangible assets consisted of:	2014	2013

First Aid Only Tradename, Customer List	$8,910,000	$—
Patents	2,111,978	2,054,316
Trademarks	663,698	632,458
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
C-Thru, Customer List	1,050,000	1,050,000
Goodwill	1,375,000	—
	15,610,676	5,236,774
Accumulated amortization	1,681,065	1,164,877
	$13,929,611	$4,071,897

Amortization expense for patents and trademarks for the years ended December 31, 2014, and 2013 were $516,187 and $270,644, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2015 - $710,924; 2016 - $709,099; 2017 - $705,156; 2018 - $684,146; and 2019 - $633,903.

5.  Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

December 31,	2014	2013
Customer rebates	$4,128,082	$3,092,971
Remediation liability	265,876	39,044
Pension liability	219,842	183,034
Other	3,346,368	2,058,159
	$7,960,168	$5,373,208

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2014, the Company contributed $190,118 to the plan and expects to contribute approximately $200,000 during 2015.

The plan asset weighted average allocation at December 31, 2014 and December 31, 2013, by asset category, were as follows:

Asset Category	2014	2013
Equity Securities	68%	70%
Fixed Income Securities	29%	29%
Other Securities / Investments	3%	1%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities, utilizing a weighted average approach of 68% equity securities, 29% fixed income securities, and 3% cash investments. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of December 31, 2014 and 2013, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $199,900 and $149,000, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2014 and 2013:

2014	Level 1	Level 2	Level 3	Total
Money Market Fund	$67,909	$—	$—	$67,909
Acme United Common Stock	199,900	—	—	199,900
Equity Common and Collected Funds	—	953,140	—	953,140
Fixed Income Common and Collected Funds	—	463,586	—	463,586
Total	$267,809	$1,416,726	$—	$1,684,535

2013	Level 1	Level 2	Level 3	Total
Money Market Fund	$8,322	$—	$—	$8,322
Acme United Common Stock	149,000	—	—	149,000
Equity Common and Collected Funds	—	1,054,416	—	1,054,416
Fixed Income Common and Collected Funds	—	491,864	—	491,864
Total	$157,322	$1,546,280	$—	$1,703,602

 Other disclosures related to the pension plan follow:

	2014	2013
Assumptions used to determine benefit obligation:
Discount rate	3.23%	3.78%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,886,636)	$(2,225,693)
Interest cost	(69,806)	(64,649)
Service cost	(25,000)	(40,000)
Actuarial gain (loss)	(256,446)	51,022
Benefits and plan expenses paid	333,511	392,684
Benefit obligation at end of year	(1,904,377)	(1,886,636)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,703,602	1,325,402
Actual return on plan assets	124,326	288,429
Employer contribution	190,118	482,455
Benefits and plan expenses paid	(333,511)	(392,684)
Fair value of plan assets at end of year	1,684,535	1,703,602
Funded status	$(219,842)	$(183,034)

	2014	2013
Assumptions used to determine net periodic benefit cost:
Discount rate	3.78%	2.99%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Interest cost	$69,806	$64,649
Service cost	25,000	40,000
Expected return on plan assets	(93,292)	(69,439)
Amortization of prior service costs	9,155	9,154
Amortization of actuarial loss	116,118	141,171
Net periodic benefit cost	$126,787	$185,535

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2014	2013

Balance at beginning of the year	$1,279,751	$1,700,089
Change in net loss	225,412	(270,011)
Amortization of actuarial loss	(116,118)	(141,173)
Amortization of prior service cost	(9,155)	(9,154)
Change recognized in other comprehensive income	100,139	(420,338)
Total recognized in other comprehensive income	$1,379,890	$1,279,751

Amounts recognized in Accumulated Other Comprehensive Income:

Net actuarial loss	$1,368,025	$1,258,731
Prior service cost	11,865	21,020
Total	$1,379,890	$1,279,751

In 2015, net periodic benefit cost will include approximately $115,000 of net actuarial loss and $9,000 of prior service cost.

The following benefits are expected to be paid:

2015	$238,000
2016	224,000
2017	208,000
2018	192,000
2019	176,000
Years 2020 - 2024	657,000

The Company also has a The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2014 and 2013, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this profit sharing plan was $163,688 in 2014 and $139,421 in 2013.

7.  Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2014	2013
Current:
Federal	$1,063,043	$899,928
State	171,003	118,092
Foreign	572,660	539,162
	1,806,706	1,557,182

Deferred:
Federal	184,616	(59,240)
State	22,398	(6,596)
Foreign	—	(360)
	207,014	(66,196)
	$2,013,720	$1,490,986

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2014	2013
United States	$3,877,541	$2,306,909
Foreign	2,925,184	3,186,982
	$6,802,725	$5,493,891

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

	2014	2013

Federal income taxes at 34% statutory rate	$2,203,901	$1,867,923
State and local taxes, net of federal income tax effect	131,505	73,587
Permanent items	11,693	61,750
Foreign tax rate difference	(471,469)	(515,729)
Change in deferred income tax valuation allowance	138,090	3,455
Provision for income taxes	$2,013,720	$1,490,986

The following summarizes deferred income tax assets and liabilities:

	2014	2013
Deferred income tax liabilities:
Plant, property and equipment	$469,247	$450,705
	469,247	450,705
Deferred income tax assets:
Asset valuations	608,905	508,686
Contribution carryforward		110,700
Operating loss carryforwards and credits	138,090	2,205,244
Pension	166,625	178,908
Foreign tax credit	28,049	43,575
Other	734,993	885,185
	1,676,662	3,932,298
Net deferred income tax asset before valuation allowance	1,207,415	3,481,593
Valuation allowance	(138,090)	(2,205,244)
Net deferred income tax asset	$1,069,325	$1,276,349

In 2014, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2011 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. During 2014, the Company repatriated a total of $11.8 million of foreign earnings, consisting of $10.5 million from its Hong Kong subsidiary and $1.3 million from its Canadian subsidiary. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to continue to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly. Foreign subsidiary earnings of $3,177,348 and $13,884,269 are considered permanently reinvested as of December 31, 2014 and 2013, respectively, and no deferred income taxes have been provided on these foreign earnings.

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

8. Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2014, $24,146,841 was outstanding and $15,853,159 was available for borrowing under the Company’s revolving loan agreement.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75% (rate was 2% at December 31, 2014). All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $894,685 and $893,509 in 2014 and 2013, respectively. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2014 are as follows: 2015 - $1,122,523; 2016 - $757,120; 2017 - $685,726; 2018 - $690,597; 2019 – $668,100 and thereafter - $1,009,960.

There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental authority.

10. Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments include (1) United States; (2) Canada and (3) Europe. The financial results for the Company’s Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the “United States segment”. Sales in the United States segment include both domestic sales as well as direct import sales. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and first aid products for school, office, home, hardware, sporting goods and industrial use.

Domestic sales orders are filled from the Company’s distribution centers in North Carolina, Connecticut and Washington. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct Import Sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct Import Sales represented approximately 16% and 17% of the Company’s total net sales in 2014 and 2013, respectively.

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

Financial data by segment:

2014
(000's omitted)	United States	Canada	Europe	Consolidated
Net sales	$91,298	$8,841	$7,083	$107,222

Operating income	6,760	625	9	7,394
Assets	70,525	4,363	4,419	79,308
Additions to property, plant and equipment	2,011	12	19	2,042
Depreciation and amortization	1,618	7	75	1,700

2013

Net sales	$73,608	$8,092	$7,877	$89,577

Operating income	5,082	557	240	5,879
Assets	57,068	5,329	5,682	68,079
Additions to property, plant and equipment	4,500	47	45	4,592
Depreciation and amortization	1,116	9	80	1,205

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2014	2013
Total operating income	$7,394	$5,879
Interest expense, net	473	350
Other expense, net	118	35
Consolidated income before taxes	$6,803	$5,494

Net Income	$4,789	$4,003

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2014	2013
United States	$90,366	$72,676
International:
Canada	8,841	8,092
Europe	7,083	7,877
Other	932	932
Total International	$16,856	$16,901

Total Revenues	$107,222	$89,577

11. Stock Option Plans

The Company has two plans under which it grants stock options: the 2005 Non-Salaried Director Stock Option Plan and the 2012 Employee Stock Option Plan; and two plans under which the Company no longer grants options but under which certain options remain outstanding: the 1996 Non-Salaried Director Stock Option Plan and the 2002 Employee stock Option Plan.

The Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2014, the number of shares available for grant under the Employee Plan was 14,975. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee plan.

The Director Plan, as amended, provides for the issuance of stock options for up to 180,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive a 5,000 share option (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As of December 31, 2014, the number of shares available for grant under the Director Plan was 21,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2014	2013

Options outstanding at the beginning of the year	1,236,063	1,118,688
Options granted	214,500	220,500
Options forfeited	(2,500)	(27,475)
Options exercised	(90,250)	(75,650)
Options outstanding at the end of the year	1,357,813	1,236,063
Options exercisable at the end of the year	880,743	771,208
Common stock available for future grants at the end of the year	36,475	38,975
Weighted average exercise price per share:
Granted	$16.68	$13.38
Forfeited	14.22	12.17
Exercised	12.62	6.89
Outstanding	12.35	11.61
Exercisable	11.53	11.64

A summary of options outstanding at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.81 to $10.25	500,188	6	$9.44	430,243	$9.37
$10.26 to $13.62	302,875	6	11.70	211,625	11.97
$13.63 to $15.33	309,750	5	14.38	188,375	14.72
$15.34 to $17.03	245,000	8	16.56	50,500	16.14
	1,357,813			880,743

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

The assumptions used to value option grants for the twelve months ended December 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Expected life in years	5	5
Interest rate	1.53 – 1.77%	0.70 – 1.45%
Volatility	.245-.282	.317-.328
Dividend yield	2.0%	2.10% - 2.70%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013 was $561,856 and $490,060, respectively. At December 31, 2014, there was approximately $1,040,024 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2014, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2014 and 2013 was $3.27 and $3.19 per option, respectively. The aggregate intrinsic value of outstanding options was $10,363,091 at December 31, 2014. The aggregate intrinsic value of exercisable options was $7,454,633 at December 31, 2014. The aggregate intrinsic value of options exercised during 2014 was $377,725.

12. Earnings Per Share

The calculation of earnings per share follows:

	2014	2013
Numerator:
Net income	$4,789,005	$4,002,905
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,239,753	3,167,764
Effect of dilutive employee stock options	285,750	115,698
Denominator for dilutive earnings per share	3,525,504	3,283,461
Basic earnings per share	$1.48	$1.26
Dilutive earnings per share	$1.36	$1.22

For 2014 and 2013, respectively, 183,000 and 479,750 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.    Accumulated Other Comprehensive (loss) income

The components of accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2012	$245,346	$(1,032,238)	$(786,893)
Change in net prior service credit
and actuarial losses, net of tax		241,365	241,365
Translation adjustment	(138,993)		(138,993)
Balances, December 31, 2013	$106,353	$(790,873)	$(684,521)
Change in net prior service credit
and actuarial losses, net of tax		(104,459)	(104,459)
Translation adjustment	(858,118)		(858,118)
Balances, December 31, 2014	$(751,765)	$(895,332)	$(1,647,098)

14. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms.

15. Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2014	First	Second	Third	Fourth	Total
Net sales	$19,152	$33,396	$30,008	$24,666	$107,222
Cost of goods sold	12,275	21,675	19,393	15,694	69,037
Net income	368	2,543	1,189	689	4,789
Basic earnings per share	$0.12	$0.79	$0.37	$0.21	$1.48
Diluted earnings per share	$0.11	$0.72	$0.34	$0.19	$1.36
Dividends per share	$0.08	$0.08	$0.09	$0.09	$0.34

2013	First	Second	Third	Fourth	Total
Net sales	$17,651	$28,412	$22,135	$21,379	$89,577
Cost of goods sold	11,224	18,330	14,195	14,004	57,753
Net income	309	2,211	959	524	4,003
Basic earnings per share	$0.10	$0.70	$0.30	$0.16	$1.26
Diluted earnings per share	$0.10	$0.68	$0.29	$0.15	$1.22
Dividends per share	$0.07	$0.08	$0.08	$0.08	$0.31

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. In addition to the completed remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with applicable governmental standards. The Company is in the process of winding down its monitoring activities at the site and is waiting for final approval from the Connecticut Department of Environmental Protection. At December 31, 2014, the Company had approximately $6,000 remaining in its accrual related to the environmental remediation, all of which was classified as a current liability at that date.

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

Remediation work on the Fremont project began in the third quarter of 2014 and is expected to be completed in the first half of 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years after the completion of the remediation and be complete by the end of 2020.

The gain on the sale of the Fremont property is calculated as follows:

(in thousands)

Sales Price		$850

Less:
Transaction costs		75
Land		140
Building and Equipment (gross book value)	1,715
Building and Equipment - accum. Depreciation	1,580
Building and Equipment (net book value)		135
Environmental Remediation Liability		300

Gain on Sale		$200

The change in the accrual for environmental remediation for the twelve months ended December 31, 2014 follows (in thousands):

	Balance at December 31, 2013	Estimated Costs	Payments	Balance at December 31, 2014
Fremont, NC	—	$300	$(40)	$260
Bridgeport, CT	$39	—	$(33)	$6
Total	$39	$300	$(57)	$266

17. Business Combinations

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. The Company recorded approximately $1.7 million for inventory, $2.5 million for accounts receivables and $0.6 million for equipment and other assets, as well as approximately $10.3 million for intangible assets which consist of trade names, customer relationship, covenant not-to-compete and goodwill. In addition, the Company assumed approximately $1.2 million in accounts payables and accrued expenses. During the twelve months ended December 31, 2014, the Company incurred a total of approximately $100,000, of integration and transaction costs associated with the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$2,544
Inventory	1,704
Equipment	463
Prepaid expenses	110
Customer Relationships	5,430
Trade Name	3,410
Covenant Not-to-Compete	70
Goodwill	1,340
Total assets	$15,071

Liabilities
Accounts Payable	$1,019
Accrued Expense	252
Total liabilities	$1,271

Net sales from the date of acquisition through December 31, 2014 attributable to First Aid Only were approximately $10.4 million. Net income from the date of acquisition through December 31, 2014 attributable to First Aid Only was $500,000.

Pro forma results of operations (unaudited and in thousands) of the Company for the years ended December 31, 2014 and 2013 as if the First Aid Only acquisition occurred on January 1 of that year are as follows:

	Year ended December 31, 2014	Year Ended December 31, 2013

Net Sales	$114,300	$107,200
Net Income	4,900	4,500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp

New Haven, Connecticut

March 6, 2015

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	64	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	58	President, Chief Operating Officer and Director
Paul G. Driscoll	54	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	65	Director
Richmond Y. Holden, Jr.	61	Director
Susan H. Murphy	63	Director
Stevenson E. Ward III	69	Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen’s qualifications to serve on the Board include the in-depth knowledge of all facets of the Company’s business which he has gained during his more than fifteen years of service as the Company’s Chief Executive Officer.

Brian S. Olschan has served as President and Chief Operating Officer of the Company since January 1, 2007; Executive Vice President and Chief Operating Officer of the Company from January 25, 1999 to December 31, 2006; Senior Vice President - Sales and Marketing of the Company from September 12, 1996 to January 24, 1999; Mr. Olschan previously served as Vice President and General Manager of the Cordset and Assembly Business of General Cable Corporation, an electrical wire and cable manufacturer. Mr. Olschan’s qualifications to serve on the Board include his detailed knowledge of the Company’s operations which he has gained in his capacity as a member of senior management for more than eleven years, including as Chief Operating Officer since January 1999 and President since January 2007.

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

Rex L. Davidson has served as director since 2006. Mr. Davidson has served as Executive Director of the Helms Fund since 2013.  The Helms Fund provides "gap financing" to socially responsible business ventures for capital expenditures. Additionally, since 2009, Mr. Davidson has served as President of Rex Davidson Associates, LLC, a management consulting service, and Executive Director of Las Cumbres Community Services, which provides developmental disability and mental health services to children, adults and families in Northern New Mexico.  From 1982 to 2009, he served as President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and President of Goodwill Industries Housing Corporation. Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of Goodwill Industries, an organization with over 2,000 employees and revenues in excess of $100 million. Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the Company.

Richmond Y. Holden, Jr. has served as director since 1998. Mr. Holden joined School Specialty, Inc. in 2007, where he held positions of increasing responsibility through 2014. Most recently, he served as Executive Vice President of School Specialty Inc., a distributor of school supplies, equipment and curriculum products and President of the Curriculum Group, a division of School Specialty Inc., 2013- December 2014. He was President of Educational Resources, a division of School Specialty, Inc., from 2010 to 2013. He served as President of Educators Publishing Services, a subsidiary of School Specialty, Inc., from 2007 to 2010. He served as Chairman and Chief Executive Officer of J.L. Hammett Co., a reseller of educational, curriculum, equipment, and products from 1992 to 2006. Mr. Holden serves on the Board of Software Secure, Incorporated, a privately-held company headquartered in Newtown, MA, which focuses on secure online educational testing technology, and Codman Academy Charter Public School in Boston MA. The qualifications of Mr. Holden to serve on the Board include his substantial senior executive management experience of large complex companies in the educational markets. In particular, as a result of his experience with School Specialty Inc., a $600 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to developmental strategy, finance, marketing, sales, technology, sourcing, pricing and distribution.

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

Stevenson E. Ward III has served as director since 2001. Mr. Ward served as Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. from 2000 until his retirement in 2014. Triton’s technology controls and inactivates pathogens in the healthcare and industrial industries. From 1999 through 2000, Mr. Ward served as Senior Vice President-Administration of Sanofi-Synthelabo, Inc., a major pharmaceutical company. He also served as Executive Vice President (1996-1999) and Chief Financial Officer (1994-1995) of Sanofi, Inc., and Vice President-Finance, Pharmaceutical Group, Sterling Winthrop, Inc. (1992-1994). Prior to joining Sterling he was employed by General Electric Company with management positions in Purchasing, Corporate Audit and Finance. Mr. Ward’s qualifications for service on the Board include his extensive experience in senior executive level finance positions at Fortune 100 multinational corporations.

Code of Conduct

The Company has adopted a Code of Conduct that is applicable to its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on the Company’s website at www.acmeunited.com

If the Company makes any substantive amendments to the Code of Conduct which apply to its Chief Executive Officer, Chief Financial Officer or Controller, or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company’s executive officers, the Company will disclose the nature of the amendment or waiver on its website.

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 Annual Meeting of Shareholders

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit
2	Asset Purchase Agreement with First Aid Only, Inc. dated as of June 2, 2014 (1)
3(i)	Certificate of Organization of the Company (2)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (2)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (3)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (3)
3(ii)	Bylaws (11)
4	Specimen of Common Stock certificate (3)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (4)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(5)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(6)
10.3	2002 Acme United Employee Stock Option Plan as amended (12)
10.4	Severance Pay Plan dated September 28, 2004* (15)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (14)*
10.6	2005 Non-Salaried Director Stock Option Plan (13)
10.8	Deferred Compensation Plan dated October 2, 2007* (16)
10.9	2012 Acme United Employee Stock Option Plan (17)
10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (15)
10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (17)
10.10(c)	Amended and restated note
10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013
10.11	Change in Control Plan as amended dated February 24, 2011* (20)
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed as an Exhibit to the Company’s form 8-K/A filed on August 19, 2014.
(2)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.
(3)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.
(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.
(6)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.
(7)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.
(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.
(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.
(10)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.
(11)	Previously filed in the Company’s form 8-K filed on March 3, 2006.
(12)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.
(13)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005.
(14)	Previously filed in the Company’s form 8-K filed on December 21, 2010.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(16)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(17)	Previously filed as an exhibit to the Company’s Form 10-Q filed on April 14, 2012.
(18)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(19)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 6, 2013.
(20)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 11, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2015.

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

