Form 10-Q
period 2015-03-31
ACME UNITED CORP
filed 2015-05-13
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

As of May 3, 2015 the registrant had outstanding 3,315,852 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,797	$2,286
Accounts receivable, less allowance	16,722	19,477
Inventories:
Finished goods	30,618	28,713
Work in process	598	522
Raw materials and supplies	4,708	4,436
	35,924	33,671
Prepaid expenses and other current assets	2,476	2,077
Total current assets	56,919	57,511
Property, plant and equipment:
Land	421	436
Buildings	5,377	5,126
Machinery and equipment	10,147	10,067
	15,945	15,629
Less accumulated depreciation	8,785	8,698
	7,160	6,931

Goodwill	1,375	1,375
Intangible assets, less amortization	12,374	12,555
Other assets	972	936
Total assets	$78,800	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$5,905	$7,773
Other accrued liabilities	5,564	7,590
Total current liabilities	11,468	15,363
Long-term debt	27,551	24,147
Other	314	370
Total liabilities	39,334	39,880

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,675,424 shares in 2015 and 4,653,424 in 2014
including treasury stock	11,688	11,633
Additional paid-in capital	8,336	7,941
Retained earnings	33,925	33,784
Treasury stock, at cost - 1,362,072 shares in 2015 and 2014	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(895)	(895)
Translation adjustment	(1,305)	(752)
	(2,200)	(1,647)
Total stockholders’ equity	39,466	39,428
Total liabilities and stockholders’ equity	$78,800	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2015	2014

Net sales	$22,837	$19,152
Cost of goods sold	14,402	12,275

Gross profit	8,435	6,877

Selling, general and administrative expenses	7,608	6,252
Operating income	827	625

Non-operating items:
Interest:
Interest expense	132	89
Interest income	(2)	(6)
Interest expense, net	130	83
Other expense, net	76	19
Total other expense, net	206	102
Income before income taxes	621	523
Income tax expense	185	155
Net income	$436	$368

Basic earnings per share	$0.13	$0.12

Diluted earnings per share	$0.12	$0.11

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,300	3,201
Weighted average number of dilutive stock options
outstanding	404	242
Denominator used for diluted per share computations	3,704	3,443

Dividends declared per share	$0.09	$0.08

See notes to condensed consolidated financial statements.

5

 ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31
	2015	2014

Net income	$436	$368
Other comprehensive (loss) -
Foreign currency translation adjustment	(553)	(203)
Comprehensive (loss) income	$(117)	$165

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$436	$368
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	320	256
Amortization	181	65
Stock compensation expense	129	126
Changes in operating assets and liabilities:
Accounts receivable	2,833	(651)
Inventories	(2,849)	(871)
Prepaid expenses and other assets	(535)	(253)
Accounts payable	(1,355)	(505)
Other accrued liabilities	(2,441)	(140)
Total adjustments	(3,717)	(1,973)
Net cash used by operating activities	(3,281)	(1,605)

Investing Activities:
Purchase of property, plant, and equipment	(574)	(762)
Purchase of patents and trademarks	—	(28)
Net cash used by investing activities	(574)	(790)

Financing Activities:
Borrowing (repayments) of long-term debt	3,404	(5,626)
Proceeds from issuance of common stock	321	—
Distributions to stockholders	(296)	(256)
Net cash provided (used) by financing activities	3,429	(5,882)

Effect of exchange rate changes	(63)	—
Net decrease in cash and cash equivalents	(488)	(8,277)

Cash and cash equivalents at beginning of period	2,286	11,644

Cash and cash equivalents at end of period	$1,797	$3,367

Supplemental cash flow information
Cash paid for income taxes	$767	$305
Cash paid for interest expense	$127	$98

See notes to condensed consolidated financial statements.

 Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for such disclosures. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, included in the Company’s 2014 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2015 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. In addition to the completed remediation work, the Company, with the assistance of its independent environmental consulting firm, was required to monitor contaminant levels on the property to ensure they comply with applicable governmental standards. During the first quarter of 2015, the Company received notice from the Connecticut Department of Energy & Environmental Protection that it had accepted and approved the Company’s filing of its Form III Verification Report. As a result, the Company’s remediation obligations have been satisfied.

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

Remediation work on the project began in the third quarter of 2014 and is expected to be completed in 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with applicable North Carolina laws and regulations. The Company expects that the monitoring period will last a period of five years after the completion of the remediation and be completed by the end of 2020.

The change in the accrual for environmental remediation for the three months ended March 31, 2015 follows (in thousands):

	Balance at December 31, 2014	Estimated Costs	Payments	Balance at March 31, 2015
Fremont, NC	$260	$—	$(2)	$258
Bridgeport, CT	6	—	(6)	—
Total	$266	$—	$(8)	$258

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Components of net periodic benefit cost:
Interest cost	$15	$16
Service cost	6	10
Expected return on plan assets	(23)	(17)
Amortization of prior service costs	2	2
Amortization of actuarial loss	28	35
	$28	$46

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2015, the Company is required to contribute approximately $200,000. As of March 31, 2015 the Company had contributed approximately $30,000 to the plan.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At March 31, 2015, the Company was in compliance with these covenants.

As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings of $27,551,089 and $24,146,841, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended March 31, 2015, the Company issued a total of 22,000 shares of common stock and received aggregate proceeds of $321,000 upon exercise of employee stock options.

Note 5— Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, management reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and first aid products for school, office, home, hardware, sporting and industrial markets.

Domestic sales orders are filled from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% of the Company’s total net sales for the three months ended March 31, 2015 and 2014, respectively.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended March 31
Sales to external customers:	2015	2014
United States	$20,134	$16,103
Canada	1,244	1,511
Europe	1,459	1,538
Consolidated	$22,837	$19,152

Operating income:
United States	$971	$676
Canada	(108)	32
Europe	(36)	(83)
Consolidated	$827	$625

Interest expense, net	130	83
Other expense, net	76	19
Consolidated income before income taxes	$621	$523

	March 31	December 31
Assets by segment	2015	2014
United States	$70,917	$70,526
Canada	4,090	4,363
Europe	3,793	4,419
Consolidated	$78,800	$79,308

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $128,752 and $126,000 for the quarters ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Company issued 15,000 options with a weighted average fair value of $3.67 per share.

As of March 31, 2015, there was a total of $993,246 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

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

Assuming First Aid Only was acquired on January 1, 2014, unaudited proforma combined net sales for the three months ended March 31, 2014 for the Company would have been approximately $23.0 million. Unaudited proforma combined net income for the three months ended March 31, 2014 for the Company would have been approximately $ 400,000.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

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

Net sales

Consolidated net sales for the three months ended March 31, 2015 were $22,837,000 compared with $19,152,000 in the same period in 2014, a 19% increase. Net sales for the three months ended March 31, 2015 in the U.S. segment increased 25%, compared with the same period in 2014. Sales in the U.S. increased primarily due to strong sales of Westcott school and office products, the recently introduced Cuda brand fishing tools and First Aid Only products.

Net sales in Canada for the three months ended March 31, 2015 decreased 18% in U.S. dollars (8% in local currency). Lower sales in the office superstore market resulted primarily from weak economic conditions and were partially offset by sales growth to independent office product dealers.

European net sales for the three months ended March 31, 2015 decreased 5% in U.S. dollars but increased 14% in local currency compared with the same period in 2014. The increase in net sales for the three months ended March 31, 2015 was primarily due to strong office products sales.

Gross profit

Gross profit for the three months ended March 31, 2015 was $8,435,000 (37% of net sales) compared to $6,877,000 (36% of net sales) for the same period in 2014.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2015 were $7,608,000 (33.3% of net sales) compared with $6,252,000 (32.6% of net sales) for the same period of 2014, an increase of $1,356,000. The increases in SG&A expenses for the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of incremental expenses from the acquisition of First Aid Only assets, increases in shipping expense and sales commissions which resulted from higher sales and higher personnel related costs.

Operating income

Operating income for the three months ended March 31, 2015 was $827,000 compared with $625,000 in the same period of 2014. Operating income in the U.S. segment increased by $295,000 for the three months ended March 31, 2015, compared to the same period in 2014. The increase in operating income was principally due to higher sales.

The Canadian segment had an operating loss of $106,000 for the three months ended March 31, 2015 compared to operating income of $32,000 in the same period in 2014. The increase in operating loss in Canada for the three months was principally due to the lower sales, as described above.

For the three months ended March 31, 2015, the operating loss in the European operating segment decreased by approximately $47,000 compared to the comparable period in 2014 due to higher sales as described above.

Interest expense, net

Interest expense, net for the three months ended March 31, 2015 was $130,000, compared with $83,000 for the same period of 2014, a $47,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three months ended March 31, 2015. The higher borrowings are primarily the result of the acquisition of assets of First Aid Only.

Other expense, net

Net other expense was $76,000 in the three months ended March 31, 2015 compared to $19,000 in the same period of 2014. The increase in other expense for the three months ended March 31, 2015 was primarily due to losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were 30%.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2015, working capital increased approximately $3,313,000 compared to December 31, 2014. Inventory increased by approximately $2.3 million at March 31, 2015 compared to December 31, 2014 primarily due to normal seasonal purchases. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 for the three months ended March 31, 2015, the twelve months ended December 31, 2014. Receivables decreased by approximately $2.8 million at March 31, 2015 compared to December 31, 2014. The average number of days sales outstanding in accounts receivable was 60 days at March 31, 2015 compared to 63 days at December 31, 2014. Accounts payable and other current liabilities decreased by approximately $3.9 million primarily due to the timing of payments for inventory purchases.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2015	December 31, 2014

Working capital	$45,451,130	$42,148,226
Current ratio	4.96	3.74
Long term debt to equity ratio	69.8%	61.2%

During the first three months of 2015, total debt outstanding under the Company’s revolving credit facility increased by approximately $3.4 million, compared to total debt thereunder at December 31, 2014 as described above. As of March 31, 2015, $27,551,089 was outstanding and $12,448,911 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of First Aid Only on June 2, 2014.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At March 31, 2015 the Company was in compliance with the covenants then in effect under the amended agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at March 31, 2015 the Company had a total of approximately $258,000 remaining in its accruals for environmental remediation and monitoring, related to property it owned in Fremont, NC.

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility will, under current conditions, be sufficient to finance the Company’s planned operations over the next twelve months.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Dated: May 13, 2015

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 13, 2015

