Form 10-Q
period 2015-06-30
ACME UNITED CORP
filed 2015-08-14
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015 the registrant had outstanding 3,346,103 shares of its $2.50 par value Common Stock.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,941	$2,286
Accounts receivable, less allowance	27,123	19,477
Inventories:
Finished goods	31,452	28,713
Work in process	295	522
Raw materials and supplies	4,469	4,436
	36,216	33,671
Prepaid expenses and other current assets	2,425	2,077
Total current assets	67,705	57,511
Property, plant and equipment:
Land	425	436
Buildings	5,499	5,126
Machinery and equipment	10,437	10,067
	16,361	15,629
Less accumulated depreciation	9,164	8,698
	7,197	6,931

Goodwill	1,375	1,375
Intangible assets, less amortization	12,173	12,555
Other assets	971	936
Total assets	$89,421	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$9,332	$7,773
Other accrued liabilities	7,039	7,590
Total current liabilities	16,371	15,363
Long-term debt	30,179	24,147
Other	336	370
Total liabilities	46,886	39,880

Committements and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,700,719 shares in 2015
and 4,653,424 shares in 2014,
including treasury stock	11,752	11,633
Additional paid-in capital	8,801	7,941
Retained earnings	36,374	33,784
Treasury stock, at cost - 1,362,072 shares	(12,283)	(12,283)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(895)	(895)
Translation adjustment	(1,214)	(752)
	(2,109)	(1,647)
Total stockholders’ equity	42,535	39,428
Total liabilities and stockholders’ equity	$89,421	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$33,954	$33,396	$56,791	$52,548
Cost of goods sold	21,419	21,675	35,821	33,950

Gross profit	12,535	11,721	20,970	18,598

Selling, general and administrative expenses	8,660	7,983	16,269	14,235
Operating income	3,875	3,738	4,701	4,363

Non-operating items:
Interest:
Interest expense	142	108	274	197
Interest income	(1)	(2)	(3)	(9)
Interest expense, net	141	106	271	188
Other (income) expense, net	(20)	(3)	56	16
Total other expense, net	121	103	327	204
Income before income taxes	3,754	3,635	4,374	4,159
Income tax expense	1,044	1,093	1,228	1,248
Net income	$2,710	$2,542	$3,146	$2,911

Basic earnings per share	$0.82	$0.79	$0.95	$0.91

Diluted earnings per share	$0.74	$0.72	$0.85	$0.83

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,300	3,210	3,315	3,206
Weighted average number of dilutive stock options
outstanding	381	329	391	281
Denominator used for diluted per share computations	3,681	3,539	3,706	3,487

Dividends declared per share	$0.09	$0.08	$0.18	$0.16

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2014	2015	2014

Net income	$2,710	$2,542	$3,146	$2,911
Other comprehensive (loss) / income -
Foreign currency translation	91	165	(462)	(38)
Comprehensive income	$2,801	$2,707	$2,684	$2,873

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$3,146	$2,911
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	641	541
Amortization	383	174
Stock compensation expense	304	300
Gain on disposal/sale of assets	—	(200)
Changes in operating assets and liabilities:
Accounts receivable	(7,698)	(12,796)
Inventories	(3,010)	(1,000)
Prepaid expenses and other assets	(508)	(357)
Accounts payable	1,766	5,249
Other accrued liabilities	(607)	1,989
Total adjustments	(8,729)	(6,100)
Net cash used by operating activities	(5,583)	(3,189)

Investing Activities:
Purchase of property, plant, and equipment	(867)	(1,022)
Purchase of patents and trademarks	(3)	(63)
Acquisition of certain assets of First Aid Only, Inc.	—	(13,806)
Proceeds from the sales of property, plant, and equipment	—	773
Net cash used by investing activities	(870)	(14,118)

Financing Activities:
Borrowing of long-term debt	6,033	8,413
Proceeds from issuance of common stock	675	173
Distributions to stockholders	(595)	(512)
Net cash provided by financing activities	6,113	8,074

Effect of exchange rate changes on cash	(5)	17
Net change in cash and cash equivalents	(345)	(9,218)

Cash and cash equivalents at beginning of period	2,286	11,644

Cash and cash equivalents at end of period	$1,941	$2,426

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

The Company has evaluated events and transactions subsequent to June 30, 2015 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

As part of the process of preparing our financial statements on a quarterly basis, the Company estimates its income tax expense. This process involves the estimation of the Company’s current tax exposure based on expected annual results of operations.

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

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. The Company hired an independent environmental consulting firm to conduct environmental studies in order to identify the extent of the environmental contamination on the property and to develop a remediation plan. As a result of those studies and the estimates prepared by the independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual included the total of then estimated costs of remedial activities and post-remediation monitoring costs.

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

The change in the accrual for environmental remediation, included in other accrued liabilities and other liabilities on the condensed consolidated balance sheets for the six months ended June 30, 2015 follows (amounts in thousands):

	Balance at December 31, 2014	Estimated Costs	Payments	Balance at June 30, 2015
Fremont, NC	$260	$—	$(14)	$246
Bridgeport, CT	6	—	(6)	—
Total	$266	$—	$(20)	$246

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Components of net periodic benefit cost:
Interest cost	$15	$19	$29	$35
Service cost	6	3	13	13
Expected return on plan assets	(23)	(29)	(46)	(47)
Amortization of prior service costs	2	2	5	5
Amortization of actuarial loss	28	23	56	58
	$28	$18	$57	$64

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. As of June 30, 2015 the Company had contributed approximately $30,000 to the plan.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At June 30, 2015, the Company was in compliance with these covenants.

As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $30,179,484 and $24,146,841, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended June 30, 2015, the Company issued a total of 25,595 shares of common stock and received aggregate proceeds of $354,000 upon exercise of employee stock options. During the six months ended June 30, 2015, the Company issued a total of 47,295 shares of common stock and received aggregate proceeds of $675,000 upon exercise of employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 27% and 20% of the Company’s total net sales for the three and six months ended June 30, 2015 compared to 26% and 20% for the comparable periods in 2014.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2015	2014	2015	2014
United States	$29,649	$27,870	$49,782	$43,974
Canada	2,813	3,673	4,054	5,184
Europe	1,492	1,853	2,955	3,390
Consolidated	$33,954	$33,396	$56,791	$52,548

Operating income (loss):
United States	$3,552	$3,239	$4,522	$3,916
Canada	282	527	175	559
Europe	41	(28)	4	(112)
Consolidated	$3,875	$3,738	$4,701	$4,363

Interest expense, net	141	106	271	188
Other (income) expense , net	(20)	(3)	56	16
Consolidated income before taxes	$3,754	$3,635	$4,374	$4,159

Assets by segment:
(in thousands)
	June 30,	December 31,
	2015	2014
United States	$79,605	$70,526
Canada	5,550	4,363
Europe	4,266	4,419
Consolidated	$89,421	$79,308

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $174,763 and $174,000 for the quarters ended June 30, 2015 and 2014, respectively. Share-based compensation expenses were $303,515 and $300,000 for the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, the Company issued 22,000 options with a weighted average fair value of $3.38 per share. During the six months ended June 30, 2015, the Company issued 37,000 options with a weighted average fair value of $3.50 per share.

As of June 30, 2015, there was a total of $885,305 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million (including assumed liabilities) using funds borrowed under its revolving credit facility with HSBC.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the impact of any loss of a major customer, whether through consolidation or otherwise, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In connection with the sale and as part of the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. As a result, the Company recorded a $300,000 liability for environmental remediation in the second quarter of 2014. For more information related to the sale of the Fremont, NC facility and the required remediation, see Note 2 – Contingencies in the Notes to Condensed Consolidated Financial Statements.

On June 2, 2014, the Company purchased certain assets of First Aid Only, Inc. (“First Aid Only”), located in Vancouver, WA, a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $13.8 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of First Aid Only assets is set forth in Note 2 – Contingencies, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2015 were $33,954,000 compared with $33,396,000 in the same period in 2014, a 2% increase (4% in local currency). Consolidated net sales for the six months ended June 30, 2015 were $56,791,000, compared with $52,548,000 for the same period in 2014, an 8% increase (10% in local currency).

Net sales for the three months ended June 30, 2015 in the U.S. segment increased 6% compared with the same period in 2014. While purchases from office superstores declined in the second quarter due to store closings, our recent product and customer diversification efforts offset weakness in the office channel. In particular, sales of first aid items, Cuda fishing tools and Camillus knives have contributed to the growth in sales during the second quarter. Net sales for the six months ended June 30, 2015 in the U.S. segment increased 10% compared with the same period in 2014 primarily due to increased sales of first aid products, and Westcott scissors.

Net sales in Canada for the three months ended June 30, 2015 decreased 23% in U.S. dollars (13% in local currency) compared with the same period in 2014. Net sales in Canada for the six months ended June 30, 2015 decreased 22% in U.S. dollars (11% in local currency) compared with the same period in 2014. These decreases in sales in Canada for the three and six months ended June 30, 2015 were primarily due to a large retail chain exiting the Canadian market and weak economic conditions.

European net sales for the three months ended June 30, 2015 decreased 19% in U.S. dollars (constant in local currency) compared with the same period in 2014. European net sales for the six months ended June 30, 2015 decreased 13% in U.S. dollars but increased 6% in local currency.

Gross profit

Gross profit for the three months ended June 30, 2015 was $12,535,000 (36.9% of net sales) compared to $11,721,000 (35.0% of net sales) for the same period in 2014. Gross profit for the six months ended June 30, 2015 was $20,970,000 (36.9% of net sales) compared to $18,598,000 (35.4% of net sales) in the same period in 2014. The increase in gross profit for the three and six months ended June 30, 2015 was primarily due to a favorable product mix.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2015 were $8,660,000 (25.5% of net sales) compared with $7,983,000 (24.0% of net sales) for the same period of 2014, an increase of $677,000. SG&A expenses for the six months ended June 30, 2015 were $16,269,000 (28.6% of net sales) compared with $14,235,000 (27.0% of net sales) in the comparable period of 2014, an increase of 2,034,000. The increases in SG&A expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily the result of incremental expenses from the acquisition of First Aid Only assets, increases in shipping expense and sales commissions which resulted from higher sales and higher personnel related costs which include compensation and recruiting costs.

Operating income

Operating income for the three months ended June 30, 2015 was $3,875,000 compared with $3,738,000 in the same period of 2014. Operating income for the six months ended June 30, 2015 was $4,701,000 compared to $4,363,000 in the same period of 2014. Operating income in the U.S. segment increased by $313,000 and $606,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase in operating income is principally due to higher sales as described above.

Operating income in the Canadian segment decreased by $245,000 and $384,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in operating income in Canada was principally due to the lower sales as described above.

For the three months ended June 30, 2015, the European operating segment had operating income of approximately $41,000 compared to an operating loss of $28,000 in the comparable period of 2014. For the six months ended June 30, 2015, the operating income in the European operating segment was approximately $4,000 compared to an operating loss of $112,000 in the comparable period in 2014.

Interest expense, net

Interest expense, net for the three months ended June 30, 2015 was $141,000, compared with $106,000 for the same period of 2014, a $35,000 increase. Interest expense, net for the six months ended June 30, 2015 was $271,000, compared with $188,000 for the same period of 2014, an $83,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three and six months ended June 30, 2015. The higher borrowings are primarily the result of the acquisition of assets of First Aid Only.

 Other expense, net

Net other income was $20,000 in the three months ended June 30, 2015 compared to $3,000 in the same period of 2014. Net other expense was $56,000 in the first six months of 2015 compared to $16,000 in the same period of 2014. The change in other (income) expense, net is primarily due to gains and losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for the three and six months ended June 30, 2015 were 28% compared to 30% during the same periods in 2014.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2015, working capital increased approximately $9,186,000 compared to December 31, 2014. Inventory increased by approximately $2.5 million at June 30, 2015 compared to December 31, 2014 primarily due to normal seasonal purchases. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 for the six months ended June 30, 2015 compared to 2.2 for the twelve months ended December 31, 2014. Receivables increased by approximately $7.6 million at June 30, 2015 compared to December 31, 2014. The average number of days sales outstanding in accounts receivable was 61 days at June 30, 2015 compared to 63 days at December 31, 2014. Accounts payable and other current liabilities increased by approximately $1.0 million primarily due to the timing of payments for inventory purchases.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2015	December 31, 2014
(in thousands)
Working capital	$51,334	$42,148
Current ratio	4.14	3.74
Long term debt to equity ratio	71.0%	61.2%

During the first six months of 2015, total debt outstanding under the Company’s revolving credit facility increased by approximately $6.0 million, compared to total debt thereunder at December 31, 2014 as described above. As of June 30, 2015, $30,179,484 was outstanding and $9,820,516 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily related to the increase in inventory and accounts receivable.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remains the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At June 30, 2015 the Company was in compliance with the covenants then in effect under the amended agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at June 30, 2015, the Company had a total of approximately $246,000 remaining in its accruals for environmental remediation and monitoring, related to property it owned in Fremont, NC.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2015

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 14, 2015

