Form 10-Q
period 2015-09-30
ACME UNITED CORP
filed 2015-11-12
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  [_]     No  [X]

As of November 3, 2015 the registrant had outstanding 3,370,591 shares of its $2.50 par value Common Stock.

1

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements  (Unaudited)

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,621	$2,286
Accounts receivable, less allowance	23,587	19,477
Inventories:
Finished goods	29,418	28,713
Work in process	535	522
Raw materials and supplies	4,545	4,436
	34,498	33,671
Prepaid expenses and other current assets	2,171	2,077
Total current assets	64,877	57,511
Property, plant and equipment:
Land	420	436
Buildings	5,129	5,126
Machinery and equipment	11,226	10,067
	16,775	15,629
Less accumulated depreciation	9,432	8,698
	7,343	6,931
Goodwill	1,375	1,375
Intangible assets, less amortization	12,023	12,555
Other assets	967	936
Total assets	$86,585	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,206	$7,773
Other accrued liabilities	6,759	7,590
Total current liabilities	13,965	15,363
Long-term debt	28,551	24,147
Other	362	370
Total liabilities	42,878	39,880

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,740,618 shares in 2015
and 4,653,424 shares in 2014,
including treasury stock	11,851	11,633
Additional paid-in capital	9,304	7,941
Retained earnings	37,236	33,784
Treasury stock, at cost - 1,371,754 shares in 2015
and 1,362,072 shares in 2014	(12,445)	(12,283)
Accumulated other comprehensive income:
Minimum pension liability	(895)	(895)
Translation adjustment	(1,343)	(752)
	(2,238)	(1,647)
Total stockholders’ equity	43,707	39,428
Total liabilities and stockholders’ equity	$86,585	$79,308

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$29,903	$30,008	$86,694	$82,555
Cost of goods sold	19,578	19,393	55,398	53,346

Gross profit	10,325	10,615	31,296	29,209

Selling, general and administrative expenses	8,334	8,685	24,603	22,920
Operating income	1,991	1,930	6,693	6,289

Non-operating items:
Interest:
Interest expense	150	157	424	355
Interest income	(1)	(4)	(4)	(12)
Interest expense, net	149	153	420	343
Other expense , net	92	67	149	78
Total other expense	241	220	568	421
Income before income taxes	1,750	1,710	6,124	5,868
Income tax expense	542	521	1,771	1,769
Net income	$1,208	$1,189	$4,353	$4,099

Basic earnings per share	$0.36	$0.37	$1.31	$1.27

Diluted earnings per share	$0.33	$0.34	$1.18	$1.18

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,354	3,250	3,328	3,224
Weighted average number of dilutive stock options
outstanding	345	296	370	261
Denominator used for diluted per share computations	3,699	3,546	3,698	3,485

Dividends declared per share	$0.09	$0.09	$0.27	$0.25

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,208	$1,189	$4,353	$4,099
Other comprehensive loss -
Foreign currency translation	(129)	(447)	(591)	(485)
Comprehensive income	$1,079	$742	$3,762	$3,614

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$4,353	$4,099
Adjustments to reconcile net income
to net cash (used) provided by operating activities:
Depreciation	970	902
Amortization	584	345
Stock compensation expense	442	451
Gain on disposal/sale of assets	—	(200)
Changes in operating assets and liabilities:
Accounts receivable	(4,205)	(6,079)
Inventories	(1,392)	(1,895)
Prepaid expenses and other current assets	(226)	(168)
Accounts payable	(372)	863
Other accrued liabilities	(844)	3,018
Total adjustments	(5,042)	(2,763)
Net cash (used) provided by operating activities	(689)	1,336

Investing Activities:
Purchase of property, plant, and equipment	(1,352)	(1,419)
Purchase of patents and trademarks	(52)	(119)
Acquisition of certain assets of First Aid Only, Inc.	—	(13,806)
Proceeds from the sales of property, plant, and equipment	5	773
Net cash used by investing activities	(1,399)	(14,571)

Financing Activities:
Borrowing of long-term debt, net of repayments	4,404	7,433
Proceeds from issuance of common stock	1,139	890
Distributions to stockholders	(895)	(768)
Purchase of common stock	(162)	—
Net cash provided by financing activities	4,486	7,555

Effect of exchange rate changes on cash	(63)	(150)
Net change in cash and cash equivalents	2,335	(5,830)

Cash and cash equivalents at beginning of period	2,286	11,644

Cash and cash equivalents at end of period	$4,621	$5,814

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

The Company has evaluated events and transactions subsequent to September 30, 2015 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

The change in the accrual for environmental remediation, included in other accruaed liabilities and other liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2015 follows (amounts in thousands):

	Balance at December 31, 2014	Payments	Balance at September 30, 2015
Fremont, NC	$260	$(180)	$80
Bridgeport, CT	6	(6)	—
Total	$266	$(186)	$80

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Components of net periodic benefit cost:
Interest cost	$15	$18	$44	$53
Service cost	6	6	19	19
Expected return on plan assets	(24)	(23)	(70)	(70)
Amortization of prior service costs	2	2	7	7
Amortization of actuarial loss	36	29	92	87
	$35	$32	$92	$96

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. As of September 30, 2015 the Company had contributed approximately $30,000 to the plan.

Note 4 —Debt and Shareholders’ Equity

On April 25, 2013, the Company amended its revolving loan agreement with HSBC Bank N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remained the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At September 30, 2015, the Company was in compliance with these covenants.

As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of approximately $28,551,000 and $24,147,000, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended September 30, 2015, the Company issued a total of 39,599 shares of common stock and received aggregate proceeds of $463,029 upon exercise of employee stock options.

During the nine months ended September 30, 2015, the Company issued a total of 87,194 shares of common stock and received aggregate proceeds of $1,137,863 upon the exercise of employee stock options.

During the three and nine months ended September 30, 2015, the Company repurchased 9,682 shares of its Common Stock at an average price of $16.69. As of September 30, 2015, there were 133,463 shares that may be purchased under the repurchase program announced in 2010. The Company’s purchases in September were effected pursuant to a Rule 10b5-1 plan.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 15% and 18% of the Company’s total net sales for the three and nine months ended September 30, 2015 compared to 11% and 16% for the comparable periods in 2014.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2015	2014	2015	2014
United States	$26,160	$25,833	$75,943	$69,946
Canada	1,669	2,190	5,726	7,372
Europe	2,074	1,985	5,025	5,237
Consolidated	$29,903	$30,008	$86,694	$82,555

Operating income (loss):
United States	$1,849	$1,819	$6,405	$5,752
Canada	30	94	202	652
Europe	112	17	86	(115)
Consolidated	$1,991	$1,930	$6,693	$6,289

Interest expense, net	149	153	420	343
Other expense (income), net	92	67	148	78
Consolidated income before income taxes	$1,750	$1,710	$6,125	$5,868

Assets by segment:
( in thousands )
	September 30,	December 31,
	2015	2014
United States	$78,458	$70,526
Canada	4,102	4,363
Europe	4,025	4,419
Consolidated	$86,585	$79,308

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $138,710 and $151,193 for the quarters ended September 30, 2015 and 2014, respectively. Share-based compensation expenses were $442,225 and $451,193 for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, the Company issued 10,000 options with a weighted average fair value of $3.24 per share. During the nine months ended September 30, 2015 the Company issued 47,000 options with a weighted average fair value of $3.44.

As of September 30, 2015, there was a total of $804,378 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

Due to its nature and associated interest rate, the carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

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

Assuming First Aid Only was acquired on January 1, 2014, unaudited proforma combined net sales for the nine months ended September 30, 2014 for the Company would have been approximately $89.6 million. Unaudited proforma combined net income for nine months ended September 30, 2014 for the Company would have been approximately $4.3 million.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements may concern the Company’s plans, goals, intentions, expectations, estimates, results of operations or financial condition, as well as future trends and events, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, the Company. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions. These forward-looking statements are based upon a number of assumptions, which management believes to be reasonable, concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those discussed in this report.

The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in any forward looking statements made by the Company: economic and political conditions in which the Company, its suppliers or its customers operate , changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the impact of any loss of a major customer, whether through consolidation or otherwise, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements in this report are based upon information available to the Company on the date of this report and are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Net sales

Consolidated net sales for the three months ended September 30, 2015 were $29,903,000 compared with $30,008,000 in the same period in 2014, approximately even with the same period last year and up 3% in constant currency. Consolidated net sales for the nine months ended September 30, 2015 were $86,694,000, compared with $82,555,000 for the same period in 2014, a 5% increase or 8% in constant currency. Net sales for the three and nine months ended September 30, 2015 in the U.S. segment increased 1% and 9%, respectively, compared with the same periods in 2014. Sales in the U.S. for the three month period increased primarily due to higher sales of Westcott school and office products, particularly the iPoint pencil sharpener. Sales of first aid products were also higher in the period compared to the same period last year. The increase in sales in the U.S. for the nine months ended September 30, 2015 was primarily due to increased sales of first aid products.

Net sales in Canada for the three months ended September 30, 2015 decreased 24% in U.S. dollars (9% in local currency). Net sales in Canada for the nine months ended September 30, 2015 decreased 22% in U.S. dollars (11% in local currency) compared with the same period in 2014. The decreases in sales in Canada for the three and nine months ended September 30, 2015 were primarily due to a large retail chain exiting the Canadian market and weak economic conditions.

European net sales for the three months ended September 30, 2015 increased 5% in U.S. dollars (24% in local currency) compared with the same period in 2014. European net sales for the nine months ended September 30, 2015 decreased 4% in U.S. dollars but increased 13% in local currency. The increase in net sales for the three and nine months is primarily related to a special promotion to a large mass market customer in the third quarter.

Gross profit

Gross profit for the three months ended September 30, 2015 was $10,325,000 (34.5% of net sales) compared to $10,615,000 (35.4% of net sales) for the same period in 2014. The decline in gross profit in the third quarter is primarily related to approximately $150,000 of one-time moving and severance costs as the Company began the process of consolidating its first aid operations into the Vancouver, Washington facility. Gross profit for the nine months ended September 30, 2015 was $31,296,000 (36.1% of net sales) compared to $29,209,000 (35.4% of net sales) in the same period in 2014. The increase in gross profit for the nine months ended September 30, 2015 was primarily due to a more favorable product mix.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2015 were $8,334,000 (27.9% of net sales) compared with $8,685,000 (28.9% of net sales) for the same period of 2014, a decrease of $351,000. SG&A expenses for the nine months ended September 30, 2015 were $24,603,000 (28.4% of net sales) compared with $22,920,000 (27.8% of net sales) in the comparable period of 2014, an increase of $1,683,000. The increase in SG&A expenses for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily the result of incremental expenses from the addition of First Aid Only, increases in shipping expense and sales commissions which resulted from higher sales.

Operating income

Operating income for the three months ended September 30, 2015 was $1,991,000 compared with $1,930,000 in the same period of 2014. Operating income for the nine months ended September 30, 2015 was $6,693,000 compared to $6,289,000 in the same period of 2014. Operating income in the U.S. segment increased by $61,000 and $404,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases in operating income were principally due to higher sales. Also, the lower SG&A expenses for the three months ended September 30, 2015 had a favorable impact on the operating income.

Operating income in the Canadian segment declined by $64,000 for the three months ended September 30, 2015 compared to the same period in 2014. Operating income in the Canadian segment declined by $450,000 for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in operating income in Canada for the three and nine months was principally due to the lower sales, as described above.

For the three months ended September 30, 2015, the operating income in the European segment increased by approximately $95,000 compared to the comparable period in 2014. For the nine months ended September 30, 2015, the European segment had operating income of approximately $86,000 compared to an operating loss of $115,000 in the comparable period of 2014. The increases in operating income for the three and nine month periods were primarily due to higher sales as noted above.

Interest expense, net

Interest expense, net for the three months ended September 30, 2015 was $149,000, compared with $153,000 for the same period of 2014, a $4,000 decline. Interest expense, net for the nine months ended September 30, 2015, was $420,000 compared to $343,000 for the same period in 2014, an increase of $77,000. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the nine months ended September 30, 2015. The higher borrowings are primarily the result of the acquisition of assets of First Aid Only.

Other expense

Net other expense was $92,000 in the three months ended September 30, 2015 compared to other expense of $67,000 in the same period of 2014. Net other expense was $149,000 in the first nine months of 2015 compared to $78,000 in the same period of 2014. The increase in other expense for the three and nine months ended September 30, 2014 was primarily due to losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for both the three and nine month periods ended September 30, 2015 were 31% and 29%, respectively compared to 30% in the same periods of 2014. The decrease in the effective tax rate for the nine months ended September 30, 2015 was due to the Company generating a higher proportion of earnings in jurisdictions with lower tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2015, working capital increased approximately $8,756,000 compared to December 31, 2014. Inventory increased by approximately $826,000 at September 30, 2015 compared to December 31, 2014. Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 for the period ended September 30, 2015, compared to 2.2 for the twelve months ended December 31, 2014. Receivables increased by approximately $4.1 million at September 30, 2015 compared to December 31, 2014. The increase in accounts receivables occurred primarily due to the higher sales in the third quarter of 2015 compared to the fourth quarter of 2014. The average number of days sales outstanding in accounts receivable was 64 days at September 30, 2015 compared to 63 days at December 31, 2014.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2015	December 31, 2014

Working capital	$50,913	$42,148
Current ratio	4.65	3.74
Long term debt to equity ratio	65.3%	61.2%

During the first nine months of 2015, total debt outstanding under the Company’s revolving credit facility increased by approximately $4.4 million, compared to total debt thereunder at December 31, 2014. As of September 30, 2015, $28,550,507 was outstanding and $11,449,493 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily related to the increase in accounts receivable and inventory . Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility are typical at this point in the year due to the seasonal nature of the business.

On April 25, 2013, the Company amended its loan agreement with HSBC Bank, N.A. dated April 5, 2012. The amendment increased the borrowing limit to $40 million from $30 million. The interest rate remained the same at LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the agreement expires; interest is payable monthly. During the fourth quarter of 2013, the Company and HSBC agreed to make certain technical amendments to a covenant of the amended loan agreement to accommodate the purchase of the Rocky Mount facility. Funds borrowed under the agreement may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the amended loan agreement, the Company continues to be required to maintain specific amounts of tangible net worth, a debt/net worth ratio, and a fixed charge coverage ratio. At September 30, 2015 the Company was in compliance with the covenants then in effect under the amended agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at September 30, 2015, the Company had a total of approximately $80,000 remaining in its accrual for environmental remediation and monitoring, related to property it owned in Fremont, NC.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

July 1 - 31	—	$—	—	143,145

August 1 - 31	—	—	—	143,145

September 1 - 30	9,682	$16.69	9,682	133,463

Total	9,682	$16.69	9,682	133,463

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

Dated: November 12, 2015

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 12, 2015

