Form 10-K
period 2015-12-31
ACME UNITED CORP
filed 2016-03-11
CIK 2098

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $52,647,579.

Registrant had 3,332,460 shares of its $2.50 par value Common Stock outstanding as of February 23, 2016.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 25, 2016 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Part III.

2

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative cutting, measuring, first aid and sharpening products to the school, home, office, hardware, sporting goods and industrial markets The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2015 were $109.8 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company has grouped its operations into three reportable segments based on the Company’s geographical organization and structure: (1) United States (which includes its Asian operations); (2) Canada and (3) Europe. Net sales in 2015 were: United States (including direct import sales from Asia) - $96.6 million, Canada - $6.8 million, and Europe - $6.4 million. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits at a leased facility in Vancouver, WA. The components for the first aid kits are primarily sourced from U.S. suppliers.

Business Strategy

The Company’s business strategy includes the following key elements:

• a commitment to technological innovation achieved through consumer insight, creativity and speed to market;

• a broad selection of products in both brand and private label;

• prompt response;

• superior customer service; and

• value pricing.

Acquisitions

On February 1, 2016, the Company acquired the principal assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (“DMT”) based in Marlborough, MA for $7.0 million in cash. The DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. They complement Acme United’s existing brands and products within the industrial, hardware, floral, food preparation and sporting goods markets.

In the fourth quarter of 2015, the Company completed the consolidation of its first aid production in Norwalk, Connecticut into its modern facility in Vancouver, Washington.

In June 2014, the Company acquired the principal assets of First Aid Only, Inc. (“First Aid Only”), a supplier of Smart Compliance® first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The acquisition resulted in an extension of the Company’s line of first aid kits and refills, and broadened the Company’s customer base and product range. The company completed the integration of the acquired First Aid Only business in 2015.

Principal Products

The Company markets and sells under three main categories – School, Home and Office (Westcott® brand), First Aid & Safety (First Aid Only®, PhysiciansCare® and Pac-Kit® brands) and Hardware, Industrial and Sporting Goods (Clauss®, Camillus®, Cuda® and DMT® brands).

School, Home and Office

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

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. Significant product introductions in 2013 included the iPoint USB powered pencil sharpener and the X-Ray series of scissors. Westcott earned additional awards during the 2014 back-to-school season in both the school and office markets. Both the iPoint Evolution Axis heavy-duty electric sharpener and the Westcott antimicrobial classroom scissor caddy have been awarded Learning® Magazine’s Teachers’ Choice Awards for 2014-2015. Significant product introductions in 2015 included a Carbo titanium line of scissors which are 8x harder than steel allowing the blades to stay shaper longer. Westcott also launched a line of safety ceramic utility cutters for use in home and office.

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2010, the Clauss AirShoc garden tools were awarded a GOOD DESIGN award. In 2013, Clauss launched a family of titanium bonded non-stick putty knives that are unique in their category. In 2014, the Company began selling a line of garden tools under the Scotts-MiracleGro brand.

Camillus

Since 1876 Camillus has been supplying the world with innovative and high quality knives. The Camillus brand has a strong heritage in the hunting, sporting and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade and folding knives. Many of the knives are enhanced with Titanium Carbonitride coatings to increase the hardness of the blade of up to 10 times that of stainless steel.

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

In 2015, Camillus introduced Glide, its first pocket sharpener.

Cuda

We launched our Cuda line of fishing tools and knives in 2015. Featuring Titanium Bonded steels and Alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In July of 2015, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In January 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design.

DMT

We recently began marketing sharpening tool products which we acquired in early 2016. The DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. DMT was founded in 1976 by aerospace engineers. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The acquired assets include over 50 patents and trademarks.

First Aid & Safety

First Aid Only

Acquired in 2014, the First Aid Only brand offers first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Smart Compliance® first aid kit is a simple and effective system for restocking workplace first aid cabinets.

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

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $690,000 in 2015 and $665,000 in 2014.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda and Pac-Kit. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2015 was 8 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. In 2015 and 2014, the Company had two customers, respectively that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 12% each in 2015 and approximately 14% and 12% in 2014.

Competition

The Company competes with many companies in each market and geographic area. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitors in the cutting category are 3M and Fiskars Corporation. The major competitors in the measuring category are Maped and Staedtler. The major competitor in the pencil sharpener category is Bostitch. The major competitors in the first aid & safety category are Honeywell, 3M and Johnson & Johnson.

Seasonality

Traditionally, the Company’s sales are stronger in the second and third quarters of the fiscal year due to the seasonal nature of the back-to-school business.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws. The Company anticipates that no material adverse financial impact will result from compliance with current environmental rules and regulations. In December 2008, the Company sold property it owned in Bridgeport, CT. Under the terms of the sales agreement, the Company was responsible for environmental remediation on the property in accordance with the Connecticut Transfer Act. During the first quarter of 2015, the Company received notice from the Connecticut Department of Energy & Environmental Protection that it had accepted and approved the Company’s filing of its Form III Verification Report. As a result, the Company’s remediation and monitoring obligations have been satisfied.

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. Under the terms of the sales agreement, the Company is responsible for environmental remediation on the property. As a result of studies and estimates prepared by an independent environmental consulting firm, and in conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual included the total estimated costs of remedial activities and post-remediation operating and maintenance costs. Remediation work on the Fremont project began in the third quarter of 2014 and was completed in 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with governmental standards. The Company expects that the monitoring period will last a period of five years after the completion of the remediation and be complete by the end of 2020.

See Note 16 of the Notes to Consolidated Financial Statements in this report for additional information regarding the cost of remediation and related matters, including ongoing monitoring of contaminant levels.

Employees

As of December 31, 2015, the Company employed 342 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

Item 1A. Risk Factors

The Company is subject to a number of significant operational risks that might cause the Company’s actual results to vary materially from its forecasts, targets or projections, including:

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

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, although the Chinese Renminbi has recently depreciated against the U.S. Dollar, if the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. In 2015 and 2014, the Company had two customers, respectively that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 12% for each in 2015 and 14% and 12% in 2014. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

The Company’s success depends in part on its ability to obtain patents and trademarks and to preserve other intellectual property rights covering its products and processes. The Company has obtained certain domestic and foreign patents, and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible competing products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property or legal defense of such action could have a material adverse effect on the Company.

The Company is subject to intense competition in all of the markets in which it competes.

The Company’s products are sold in highly competitive markets including at mass merchants, high volume office supply stores and online. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors’ prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company’s success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. In addition there are numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results. There are no significant barriers to entry into the markets for most of the Company’s products.

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

Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, freight costs and other inflationary items or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,927,012 shares of our common stock held by non-affiliates as of December 31, 2015. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC	340,000	Warehousing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	375,000
Leased
Fairfield, CT	10,400	Administrative
Vancouver, WA	53,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	116,800

Total	491,800

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

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NYSE MKT under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE MKT for the Common Stock for the periods indicated:

Year Ended December 31, 2015	High	Low	Dividends Declared
Fourth Quarter	$18.25	$15.58	$.10
Third Quarter	18.50	15.99	.09
Second Quarter	19.74	17.05	.09
First Quarter	20.30	17.34	.09

Year Ended December 31, 2014
Fourth Quarter	$20.50	$16.50	$.09
Third Quarter	17.65	16.43	.09
Second Quarter	19.47	14.96	.08
First Quarter	17.88	10.62	.08

As of March 3, 2016 there were approximately 2,062 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2010 to 2015: (a) the NYSE MKT Index and (b) a diversified peer group of companies that, like the Company, (i) are currently listed on the NYSE MKT, and (ii) have a market capitalization of $50 million to $60 million.

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock Repurchase program of up to a total 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2015, the Company repurchased 40,445 shares of its Common Stock. As of December 31, 2015, 102,720 shares may be purchased in the future under the repurchase program announced in 2010. Set forth in the table below is certain information regarding purchases of Common Stock by the Company during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under these Plans or Programs
October 1 - 31	4,994	$16.84	4,994	128,489
November 1 - 30	9,263	$16.73	9,263	119,226
December 1 - 31	16,506	$16.88	16,506	102,720

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, related to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans. These plans include (i) the 2012 Employee Stock Option Plan; and (ii) three plans under which the Company no longer grants options but under which certain options remain outstanding: the 1996 Non-Salaried Director Stock Option Plan, the 2002 Employee stock Option Plan and the 2005 Non-Salaried Director Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,267,802	$12.46	201,350
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	1,267,802	$12.46	201,350

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(All figures in thousands except per share data)

	2015	2014	2013	2012	2011
Net sales	$109,812	$107,222	$89,577	$84,370	$73,302
Net income	$4,794	$4,789	$4,003	$3,549	$2,811
Total assets	$81,421	$79,308	$68,079	$67,828	$55,222
Long-term debt, less current portion	$25,913	$24,147	$22,912	$24,320	$17,568
Net income
Per share (Basic)	$1.44	$1.48	$1.26	$1.14	$0.91
Per share (Diluted)	$1.30	$1.36	$1.22	$1.13	$0.91
Dividends per share	$0.37	$0.34	$0.31	$0.28	$0.26

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

Intangible Assets and Goodwill. Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2015 was 8 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2015 and 2014, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets was $11,950,991 as of December 31, 2015, compared to $12,554,611 as of December 31, 2014, and the net book value of the Company’s goodwill was $1,406,000 at December 31, 2015 and $1,375,000 at December 31, 2014.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.50% to be appropriate as of December 31, 2015, which is an increase of .27 percentage points from the rate used as of December 31, 2014.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2015. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements in this report.

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

Results of Operations 2015 Compared with 2014

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to environmental remediation of the property. The accrual included the total estimated costs of remedial activities and post-remediation operating and maintenance costs. The balance remaining in the accrual at December 31, 2015 was approximately $80,000. Additional information concerning the sale of the property is set forth in Note 16 – Sale of Property, in the Notes to Condensed Consolidated Financial Statements.

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

Net Sales

In 2015, sales increased by $2,590,000 or 2% to $109,812,000 compared to $107,222,000 in 2014 (5% in constant currency). The U.S. segment sales increased by $5,324,000 or 6% in 2015 compared to 2014. Sales in Canada decreased by $2,034,000 or 23% in U.S. dollars and 11% in local currency in 2015 compared to 2014. European sales decreased by $698,000 or 10% in U.S. dollars but increased 7% local currency in 2015 compared to 2014.

The increase in net sales for the twelve months ended December 31, 2015 in the U.S. segment was primarily due to increased sales of first aid products, including the additional sales from the acquisition of the assets of First Aid Only, Inc. in June 2014.

The decrease in net sales in local currency in Canada for the twelve months ended December 31, 2015 was primarily due to weak economic conditions and the exiting of a large retailer from the Canadian market.

The increase in sales in local currency in Europe in 2015 was primarily due to higher sales and increased market share in the office products channel.

Gross Profit

Gross profit was 36.0% of net sales in 2015 compared to 35.6% in 2014. The company spent approximately $400,000 in one-time severance, moving and production start-up costs associated with consolidating its first aid manufacturing facilities. Excluding these costs gross profit would have been 36.4% in 2015.

Selling, General and Administrative

Selling, general and administrative expenses were $32,214,000 in 2015 compared with $30,791,000 in 2014, an increase of $1,423,000 or 5%. SG&A expenses were 29% of net sales in 2015 and 2014, respectively. The increase in SG&A expenses was primarily the result of incremental expenses resulting from the addition of First Aid Only ($.7 million), higher delivery costs and sales commissions ($.2 million) as a result of higher sales and higher amortization expense ($.2 million) related to the acquisition of assets of First Aid Only.

Operating Income

Operating income was $7,347,000 in 2015, compared with $7,394,000 in 2014. Operating income in the U.S. increased by approximately $387,000 primarily as a result of higher sales. Operating income in Canada decreased by approximately $568,000 principally due to lower sales. Operating income in the European segment increased by approximately $135,000 principally due to higher sales.

Interest Expense, Net

Net interest expense for 2015 was $565,000, compared with $473,000 for 2014, an increase of $92,000. The increase in interest expense, net for 2015, was primarily the result of higher average borrowings during 2015 under the Company’s bank revolving credit facility compared to 2014.

Other Expense, Net

Net other expense was $167,000 in 2015 compared to net other expense of $118,000 in 2014. The increase in other expense, net for 2015, was primarily due to losses from foreign currency transactions as a result of the declining Canadian Dollar and Euro.

Income Tax

The effective tax rate in 2015 was 28%, compared to 30% in 2014. In 2015, the Company had a lower proportion of earnings in the United States, which has a higher tax rate than the countries in which our subsidiaries operate compared to 2014.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2015.

Liquidity and Capital Resources

During 2015, working capital increased by approximately $5.5 million compared to December 31, 2014.

Inventory increased by approximately $1.8 million, or 5%, which corresponds to the increase in sales. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover, calculated using a twelve month average inventory balance, decreased to 2.0 from 2.2 at December 31, 2014. The reserve for slow moving and obsolete inventory was $698,592 at December 31, 2015 compare to $825,087 at December 31, 2014. Further, we do not anticipate significant increases in the allowance for slow moving and obsolete inventory in the ordinary course of business.

Receivables increased by approximately $65,000. The average number of days sales outstanding in accounts receivable was 64 days in 2015 compared to 63 days in 2014. Accounts payable and other current liabilities decreased by approximately $3.4 million.

At December 31, 2015, total debt outstanding under the Company’s revolving credit facility (referred to below) increased by approximately $1.8 million compared to total debt at December 31, 2014. The change in debt was primarily due to the increase in inventory. As of December 31, 2015, $25,912,652 was outstanding and $14,087,348 was available for borrowing under the Company’s revolving credit facility.

Under its revolving credit facility with HSBC Bank, N.A., the Company may borrow up to $40 million at an interest rate of LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the facility expires; interest is payable monthly. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. At December 31, 2015 the Company was in compliance with the covenants then in effect under the amended loan agreement.

Capital expenditures during 2015 and 2014 were $1,756,732 and $2,042,173, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months.

Recently Issued Accounting Standards

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. We do not expect this ASU to have a material impact on our financial position, results of operations or disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 may be adopted either prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects the adoption of this ASU to result in a reclassification of its net current deferred tax asset to the net non-current deferred tax asset on it consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014

Net sales	$109,811,768	$107,222,306

Cost of goods sold	70,250,550	69,036,695

Gross profit	39,561,218	38,185,611

Selling, general and administrative expenses	32,214,212	30,791,150
Operating income	7,347,006	7,394,461

Non operating items:
Interest:
Interest expense	(570,080)	(490,110)
Interest income	4,868	16,624
Interest expense, net	(565,212)	(473,486)
Other expense	(167,397)	(118,250)
Total other expense, net	(732,609)	(591,736)
Income before income tax expense	6,614,397	6,802,725
Income tax expense	1,820,872	2,013,720
Net income	$4,793,525	$4,789,005

Earnings per share:
Basic	$1.44	$1.48
Diluted	$1.30	$1.36

See accompanying Notes to Consolidated Financial Statements.

ACME UNITED CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2015	2014

Net income	$4,793,525	$4,789,005
Other comprehensive loss -
Foreign currency translation	(830,867)	(858,118)
Change in net prior service credit
and actuarial losses, net of
income tax expense	(52,825)	(104,459)
Total other comprehensive loss	(883,692)	(962,577)
Comprehensive income	$3,909,833	$3,826,428

See accompanying  Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,425,891	$2,285,660
Accounts receivable, less allowance	19,565,088	19,477,128
Inventories	35,507,591	33,671,198
Deferred income taxes	389,961	256,676
Prepaid expenses and other current assets	1,744,956	1,820,744
Total current assets	59,633,487	57,511,406

Property, plant and equipment:
Land	417,209	435,876
Buildings	5,418,101	5,126,057
Machinery and equipment	10,254,070	10,066,843
Total property, plant and equipment	16,089,380	15,628,776
Less: accumulated depreciation	8,687,902	8,698,235
Net plant, property and equipment	7,401,478	6,930,541

Intangible assets, less accumulated amortization	11,950,991	12,554,611
Goodwill	1,406,000	1,375,000
Deferred income taxes	880,917	812,649
Other assets	148,493	123,879
Total assets	$81,421,366	$79,308,086

LIABILITIES
Current liabilities:
Accounts payable	$6,664,160	$7,773,021
Other accrued liabilities	5,272,593	7,590,159
Total current liabilities	11,936,753	15,363,180
Long-term debt	25,912,652	24,146,841
Other accrued liabilities - non current	388,400	370,009
Total liabilities	38,237,805	39,880,030

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,751,060 shares in 2015 and 4,653,424 shares in 2014, including treasury stock	11,876,895	11,632,805
Treasury stock, at cost, 1,402,517 in 2015
and 1,362,072 shares in 2014	(12,962,947)	(12,283,251)
Additional paid-in capital	9,460,008	7,941,330
Accumulated other comprehensive loss	(2,530,790)	(1,647,098)
Retained earnings	37,340,395	33,784,270
Total stockholders' equity	43,183,561	39,428,056
Total liabilities and stockholders' equity	$81,421,366	$79,308,086

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2013	3,201,102	11,407,180	(12,283,251)	6,466,388	(684,521)	30,099,449	35,005,245
Net income						4,789,005	4,789,005
Total other comprehensive loss					(962,577)		(962,577)
Stock compensation expense				561,856			561,856
Distribution to shareholders						(1,104,184)	(1,104,184)
Issuance of common stock	90,250	225,625		913,086			1,138,711
Balances, December 31, 2014	3,291,352	11,632,805	(12,283,251)	7,941,330	(1,647,098)	33,784,270	39,428,056
Net income						4,793,525	4,793,525
Total other comprehensive loss					(883,692)		(883,692)
Stock compensation expense				513,986			513,986
Distribution to shareholders						(1,237,400)	(1,237,400)
Issuance of common stock	97,636	244,090		1,004,692			1,248,782
Purchase of treasury stock	(40,445)		(679,696)				(679,696)
Balances, December 31, 2015	3,348,543	11,876,895	(12,962,947)	9,460,008	(2,530,790)	37,340,395	43,183,561

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Operating activities:
Net income	$4,793,525	$4,789,005
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	1,318,357	1,183,871
Amortization	734,496	516,187
Stock compensation expense	513,986	561,856
Deferred income taxes	(201,553)	207,024
Gain on disposal of property, plant and equipment	—	(200,000)
Changes in operating assets and liabilities
Accounts receivable	(16,948)	(1,729,980)
Inventories	(2,599,728)	(4,391,815)
Prepaid expenses and other current assets	(123,267)	(268,052)
Accounts payable	(1,065,428)	1,879,889
Other accrued liabilities	(2,273,701)	2,101,035
Total adjustments	(3,713,786)	(139,985)
Net cash provided by operating activities	1,079,738	4,649,020
Investing activities:
Purchase of property, plant and equipment	(1,756,732)	(2,042,173)
Purchase of patents and trademarks	(161,877)	(118,470)
Proceeds from sales of plant, property and equipment	4,980	773,104
Acquisition of First Aid Only Inc.	—	(13,805,884)
Net cash used by investing activities	(1,913,629)	(15,193,423)
Financing activities:
Net borrowings of long-term debt	1,765,811	1,235,012
Distributions to shareholders	(1,198,848)	(1,064,050)
Purchase of treasury stock	(679,696)	—
Issuance of common stock	1,248,782	1,138,711
Net cash provided by financing activities	1,136,049	1,309,673
Effect of exchange rate changes	(161,929)	(123,374)
Net increase (decrease) in cash and cash equivalents	140,231	(9,358,104)
Cash and cash equivalents at beginning of year	2,285,660	11,643,764
Cash and cash equivalents at end of year	$2,425,891	$2,285,660

Supplemental cash flow information
Cash paid for income taxes	$2,412,008	$1,421,677
Cash paid for interest expense	$563,837	$489,351

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

Translation of Foreign Currency - For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive loss. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction losses, which are included in other expense, net, were $202,587 in 2015 and $117,347 in 2014.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $104,760 at December 31, 2015 and $128,318 at December 31, 2014.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2015 was 8 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2015 and 2014, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Research and Development – Research and development costs ($690,000 in 2015 and $665,000 in 2014) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($4,597,663 in 2015 and $4,399,364 in 2014) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,717,456 in 2015 and $1,660,687 in 2014) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2015 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. In 2015 and 2014, the Company had two customers that individually exceeded 10% of consolidated net sales. Net sales to these customers amounted to approximately 12% for each in 2015 and approximately 14% and 12% in 2014.

Recently Issued Accounting Standards

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. We do not expect this ASU to have a material impact on our financial position, results of operations or disclosures.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The new guidance changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. ASU 2015-11 should be applied on a prospective basis and is effective for the Company beginning in the first fiscal quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740), which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 may be adopted either prospectively or retrospectively and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects the adoption of this ASU to result in a reclassification of its net current deferred tax asset to the net non-current deferred tax asset on it consolidated balance sheet.

3.  Inventories

	December 31,
Inventories consisted of:	2015	2014
Finished goods	$29,802,745	$28,712,961
Work in process	169,540	522,377
Materials and supplies	5,535,306	4,435,860
	$35,507,591	$33,671,198

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $698,592 as of December 31, 2015 and $825,087 as of December 31, 2014.

4.  Intangible Assets and Goodwill

	December 31,
Intangible assets consisted of:	2015	2014

First Aid Only Tradename, Customer List	$8,910,010	$8,910,000
Patents	2,242,844	2,111,978
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
C-Thru, Customer List	1,050,000	1,050,000
Subtotal	14,366,552	14,235,676
Accumulated amortization	2,415,561	1,681,065
Subtotal Intangible assets	11,950,991	12,554,611

Goodwill	1,406,000	1,375,000
	$13,356,991	$13,929,611

Amortization expense for patents and trademarks for the years ended December 31, 2015, and 2014 were $734,496 and $516,187, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2016 - $710,957; 2017 - $707,014; 2018 - $686,004; 2019 - $635,761; and 2020 - $631,140.

5.  Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	December 31,
	2015	2014
Customer rebates	$3,168,756	$4,128,082
Remediation liability	80,947	265,876
Pension liability	359,216	219,842
Other	2,052,074	3,346,368
	$5,660,993	$7,960,168

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2015, the Company contributed $30,000 to the plan.

The plan asset weighted average allocation at December 31, 2015 and December 31, 2014, by asset category, were as follows:

Asset Category	2015	2014
Equity Securities	58%	67%
Fixed Income Securities	37%	29%
Other Securities / Investments	5%	3%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of December 31, 2015 and 2014, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $174,000 and $199,900, respectively.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2015 and 2014:

2015	Level 1	Level 2	Level 3	Total
Money Market Fund	$66,914	$—	$—	$66,914
Acme United Common Stock	174,000	—	—	174,000
Equity Common and Collected Funds	—	652,135	—	652,135
Fixed Income Common and Collected Funds	—	524,523	—	524,523
Total	$240,914	$1,176,658	$—	$1,417,572

2014	Level 1	Level 2	Level 3	Total
Money Market Fund	$67,909	$—	$—	$67,909
Acme United Common Stock	199,900	—	—	199,900
Equity Common and Collected Funds	—	953,140	—	953,140
Fixed Income Common and Collected Funds	—	463,586	—	463,586
Total	$267,809	$1,416,726	$—	$1,684,535

Other disclosures related to the pension plan follow:

	2015	2014
Assumptions used to determine benefit obligation:
Discount rate	3.50%	3.23%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,904,377)	$(1,886,636)
Interest cost	(59,348)	(69,806)
Service cost	(25,000)	(25,000)
Actuarial loss	(62,677)	(256,446)
Benefits and plan expenses paid	274,614	333,511
Benefit obligation at end of year	(1,776,788)	(1,904,377)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,684,535	1,703,602
Actual return on plan assets	(22,349)	124,326
Employer contribution	30,000	190,118
Benefits and plan expenses paid	(274,614)	(333,511)
Fair value of plan assets at end of year	1,417,572	1,684,535
Funded status	$(359,216)	$(219,842)

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,423,319	$1,368,025
Prior service cost	2,711	11,865
Total	$1,426,030	$1,379,890

Accrued benefits costs are included in other accrued liabilities (non-current).

	2015	2014
Assumptions used to determine net periodic benefit cost:
Discount rate	3.23%	3.78%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Interest cost	$59,348	$69,806
Service cost	25,000	25,000
Expected return on plan assets	(92,620)	(93,292)
Amortization of prior service costs	9,155	9,155
Amortization of actuarial loss	122,352	116,118
Net periodic benefit cost	$123,235	$126,787

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2015	2014

Balance at beginning of the year	$1,379,890	$1,279,751
Change in net loss	177,647	225,412
Amortization of actuarial loss	(122,352)	(116,118)
Amortization of prior service cost	(9,155)	(9,155)
Change recognized in other comprehensive income	46,140	100,139
Total recognized in other comprehensive income	$1,426,030	$1,379,890

In 2016, net periodic benefit cost will include approximately $122,000 of net actuarial loss and $1,000 of prior service cost.

The following benefits are expected to be paid:

2016	$ 223,000
2017	209,000
2018	194,000
2019	179,000
2020	164,000
Years 2021 - 2025	610,000

The Company also has a The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2015 and 2014, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this profit sharing plan was $166,050 in 2015 and $163,688 in 2014.

7.  Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2015	2014
Current:
Federal	$1,304,253	$1,063,043
State	164,913	171,003
Foreign	553,259	572,660
	2,022,425	1,806,706

Deferred:
Federal	(196,476)	184,616
State	(5,077)	22,398
	(201,553)	207,014
	$1,820,872	$2,013,720

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2015	2014
United States	$3,256,251	$3,877,541
Foreign	3,358,146	2,925,184
	$6,614,397	$6,802,725

As discussed in Note 10 below, for segment reporting, Direct Import sales are included in the United States segment. However, the revenues are earned by our Hong Kong subsidiary and related income taxes are paid in Hong Kong whose rate approximates 16.5%. As such, income of the Asian subsidiary is included in the foreign income before taxes.

	2015	2014
Federal income
taxes at
34% statutory rate	$1,878,464	$2,203,901
State and local
taxes, net of
federal income
tax effect	105,492	131,505
Permanent items	328,075	11,693
Foreign tax rate difference	(601,269)	(471,469)
Change in deferred income tax
valuation allowance	110,110	138,090

Provision for income taxes	$1,820,872	$2,013,720

The following summarizes deferred income tax assets and liabilities:

	2015	2014
Deferred income tax liabilities:
Plant, property
and equipment	$536,759	$469,247
	536,759	469,247

Deferred income tax assets:
Asset valuations	677,994	608,905
Operating loss
carryforwards and credits	110,110	138,090
Pension	189,920	166,625
Foreign tax credit	186,504	28,049
Other	753,219	734,993
	1,917,747	1,676,662
Net deferred
income tax asset before valuation allowance	1,380,988	1,207,415
Valuation
allowance	(110,110)	(138,090)
Net deferred
income tax asset	$1,270,878	$1,069,325

In 2015, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2013 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. During 2015, the Company repatriated a total of $2.5 million of foreign earnings from its Hong Kong subsidiary. This repatriation was part of a two year plan which the Company started in 2014. During 2014, the Company repatriated a total of $11.8 million of foreign earnings, consisting of $10.5 million from its Hong Kong subsidiary and $1.3 million from its Canadian subsidiary. The repatriation related to the funding of the Company’s acquisition of certain assets of First Aid Only, Inc. U.S. income taxes on those repatriated earnings have been partially offset by foreign tax credits. The Company plans to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly. Foreign subsidiary earnings of $3,157,020 and $3,177,348 are considered permanently reinvested as of December 31, 2015 and 2014, respectively, and no deferred income taxes have been provided on these foreign earnings. These unremitted foreign earnings are related to the Hong Kong Subsidiary, and there is no unrecognized deferred income tax liability for these permanently reinvested earnings.

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

8. Long-Term Debt

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2015, $25,912,652 was outstanding and $14,087,348 was available for borrowing under the Company’s revolving loan agreement.

Under its revolving credit facility with HSBC Bank, N.A., the Company may borrow up to $40 million at an interest rate of LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the facility expires; interest is payable monthly. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. At December 31, 2015 the Company was in compliance with the covenants then in effect under the amended loan agreement.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $1,350,617 and $1,114,685 in 2015 and 2014, respectively. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2015 are as follows: 2016 - $893,390; 2017 - $766,548; 2018 - $687,194; 2019 - $670,551; 2020 – $682,673 and thereafter - $330,343.

There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental authority.

10. Segment Information

The Company reports financial information based on the organizational structure used by management for making operating and investment decisions and for assessing performance. The Company’s reportable business segments include (1) United States; (2) Canada and (3) Europe. The financial results for the Company’s Asian operations have been aggregated with the results of its United States operations to form one reportable segment called the “United States segment”. Sales in the United States segment include both domestic sales as well as direct import sales. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and first aid products for school, home, office, hardware, sporting goods and industrial use.

Domestic sales orders are filled from the Company’s distribution centers in North Carolina and Washington. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct Import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct Import sales are made in larger quantities than domestic sales, typically full containers. Direct Import sales represented approximately 18% and 16% of the Company’s total net sales in 2015 and 2014, respectively.

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

Financial data by segment:

2015
(000's omitted)	United States	Canada	Europe	Consolidated
Net sales	$96,622	$6,804	$6,385	$109,812

Operating income	7,147	56	144	7,347
Assets	73,688	3,709	4,024	81,421
Additions to property, plant and equipment	1,720	19	17	1,757
Depreciation and amortization	2,017	8	28	2,053

2014
Net sales	$91,298	$8,841	$7,083	$107,222

Operating income	6,760	625	9	7,394
Assets	70,525	4,363	4,419	79,308
Additions to property, plant and equipment	2,011	12	19	2,042
Depreciation and amortization	1,618	7	75	1,700

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2015	2014
Total operating income	$7,347	$7,394
Interest expense, net	565	473
Other expense, net	167	118
Consolidated income before taxes	$6,614	$6,803

Net Income	$4,794	$4,789

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2015	2014
United States	$95,652	$90,366
International:
Canada	6,804	8,841
Europe	6,385	7,083
Other	970	932
Total International	$14,160	$16,856

Total Revenues	$109,812	$107,222

11. Stock Option Plans

The Company grants stock options under the 2012 Employee Stock Option Plan. The Company also has three plans under which the Company no longer grants options but under which certain options remain outstanding: the 1996 Non-Salaried Director Stock Option Plan, the 2002 Employee stock Option Plan and the 2005 Non-Salaried Director Stock Option Plan.

The Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the Employee Plan. Options granted under the Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2015, the number of shares available for grant under the Employee Plan was 199,850. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee plan.

The Director Plan, as amended, provided for the issuance of stock options for up to 180,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans received an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option received a 5,000 share option (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 25, 2015. On that date, the number of shares underlying options which remained available for grant under the Director Plan was 1,500.

A summary of changes in options issued under the Company’s stock option plans follows:

	2015	2014

Options outstanding at the
beginning of the year	1,357,813	1,236,063
Options granted	47,000	214,500
Options forfeited	(39,375)	(2,500)
Options exercised	(97,636)	(90,250)
Options outstanding at
the end of the year	1,267,802	1,357,813
Options exercisable at the
end of the year	970,017	880,743
Common stock available for future grants at the end of the year	201,350	36,475
Weighted average exercise price per share:
Granted	$18.90	$16.68
Forfeited	15.65	14.22
Exercised	12.79	12.62
Outstanding	12.46	12.35
Exercisable	11.72	11.53

 A summary of options outstanding at December 31, 2015 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$6.81 to $10.25	463,595	5	$ 9.45	448,435	$ 9.43
$10.26 to $13.62	291,250	5	11.69	242,250	11.80
$13.63 to $15.33	271,457	5	14.32	195,707	14.51
$15.34 to $19.50	241,500	6	17.09	83,625	17.28

	1,267,802			970,017

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

The assumptions used to value option grants for the twelve months ended December 31, 2015 and December 31, 2014 were as follows:

	2015	2014
Expected life in years	5	5
Interest rate	1.33 – 1.62%	1.53 – 1.77%
Volatility	.234-.252	.245-.282
Dividend yield	1.95% - 2.10%	2.0%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014 was $513,986 and $561,856, respectively. At December 31, 2015, there was approximately $701,057 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2015, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2015 and 2014 was $3.44 and $3.27 per option, respectively. The aggregate intrinsic value of outstanding options was $6,239,715 at December 31, 2015. The aggregate intrinsic value of exercisable options was $5,543,783 at December 31, 2015. The aggregate intrinsic value of options exercised during 2015 was $8,630,045.

12. Earnings Per Share

The calculation of earnings per share follows:

	2015	2014
Numerator:
Net income	$4,793,525	$4,789,005
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,334,790	3,239,753
Effect of dilutive employee stock options	352,546	285,750
Denominator for dilutive earnings per share	3,687,336	3,525,504
Basic earnings per share	$1.44	$1.48
Dilutive earnings per share	$1.30	$1.36

For 2015 and 2014, respectively, 47,000 and 183,000 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.    Accumulated Other Comprehensive (loss) income

The components of accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2013	$106,353	$(790,873)	$(684,521)
Change in net prior service credit
and actuarial losses, net of tax		(104,459)	(104,459)
Translation adjustment	(858,118)		(858,118)
Balances, December 31, 2014	$(751,765)	$(895,332)	$(1,647,098)
Change in net prior service credit
and actuarial losses, net of tax		(52,825)	(52,825)
Translation adjustment	(830,867)		(830,867)
Balances, December 31, 2015	$(1,582,632)	$(948,157)	$(2,530,790)

14. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

15. Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2015	First	Second	Third	Fourth	Total
Net sales	$22,837	$33,954	$29,903	$23,118	$109,812
Cost of goods sold	14,402	21,419	19,578	14,852	70,251
Net income	436	2,710	1,208	440	4,794
Basic earnings per share	$0.13	$0.82	$0.36	$0.12	$1.44
Diluted earnings per share	$0.12	$0.74	$0.33	$0.11	$1.30
Dividends per share	$0.09	$0.09	$0.09	$0.10	$0.37

2014	First	Second	Third	Fourth	Total
Net sales	$19,152	$33,396	$30,008	$24,666	$107,222
Cost of goods sold	12,275	21,675	19,393	15,694	69,037
Net income	368	2,543	1,189	689	4,789
Basic earnings per share	$0.12	$0.79	$0.37	$0.21	$1.48
Diluted earnings per share	$0.11	$0.72	$0.34	$0.19	$1.36
Dividends per share	$0.08	$0.08	$0.09	$0.09	$0.34

Earnings per share were computed independently for each of the quarters presented. Therefore, the sum of the four quarterly earnings per share amounts may not necessarily equal the earnings per share for the year.

16. Sale of Property

In December 2008, the Company sold property it owned in Bridgeport, Connecticut to B&E Juices, Inc. for $2.5 million.

Under the terms of the sale agreement, and as required by the Connecticut Transfer Act, the Company was required to remediate any environmental contamination on the property. As a result of studies and the estimates prepared by the independent environmental consulting firm, the Company recorded an undiscounted liability of approximately $1.8 million related to the remediation of the property.

Remediation work on the project began in the third quarter of 2009 and was completed during the third quarter of 2012. In addition to the completed remediation work, the Company, with the assistance of its independent environmental consulting firm, was required to monitor contaminant levels on the property to ensure they comply with applicable governmental standards. During the first quarter of 2015, the Company received notice from the Connecticut Department of Energy & Environmental Protection that it had accepted and approved the Company’s filing of its Form III Verification Report. As a result, the Company’s remediation and monitoring obligations have been satisfied.

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

Remediation work on the Fremont project began in the third quarter of 2014 and was completed in 2015. In addition to the remediation work, the Company, with the assistance of its independent environmental consulting firm, must continue to monitor contaminant levels on the property to ensure they comply with set governmental standards. The Company expects that the monitoring period will last a period of five years from the completion of the remediation and be complete by the end of 2020.

The gain on the sale of the Fremont property is calculated as follows:

(in thousands)

Sales Price		$850

Less:
Transaction costs		75
Land		140
Building and Equipment (gross book value)	1,715
Building and Equipment – accum. Depreciation	1,580
Building and Equipment (net book value)		135
Environmental Remediation Liability		300
Gain on Sale		$200

The change in the accrual for environmental remediation, which is included in other accrued liabilities on the accompanying consolidated balance sheets, for the twelve months ended December 31, 2015 follows (in thousands):

	Balance at December 31, 2014	Payments	Balance at December 31, 2015
Fremont, NC	$260	$(180)	$80
Bridgeport, CT	$6	$(6)	$—
Total	$266	$(186)	$80

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

Pro forma results of operations (unaudited and in thousands) of the Company for the years ended December 31, 2014 as if the First Aid Only acquisition occurred on January 1 of that year are as follows:

Year ended December 31, 2014

Net Sales	$114,300
Net Income	4,900

18. Subsequent Event

On February 1, 2016 the Company announced that it had acquired the assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT) for $7.0 million in cash. The DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. DMT was founded in 1976 by aerospace engineers. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The acquired assets include over 50 patents and trademarks. DMT is based in Marlborough, MA and employed 28 people.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp

New Haven, Connecticut

March 11, 2016

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	65	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	59	President, Chief Operating Officer and Director
Paul G. Driscoll	55	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	66	Director
Richmond Y. Holden, Jr.	62	Director
Susan H. Murphy	64	Director
Stevenson E. Ward III	70	Director

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

Richmond Y. Holden, Jr. has served as director since 1998

Mr. Holden joined INgageHub in early 2015 as President and CEO.  INgageHub is a cloud based Marketing SaaS platform.  In 2007, Mr. Holden joined School Specialty, Inc., a distributor of school supplies, equipment and curriculum products. He last served as Executive Vice President of School Specialty, Inc., and President of the Curriculum Group, a division of School Specialty Inc., 2013- December 2014.  He was President of Educational Resources, a division of School Specialty, Inc., from 2010 to 2013. He served as Chairman and Chief Executive Officer of J.L. Hammett Co., a reseller of educational, curriculum, equipment, and products from 1992 to 2006.  Mr. Holden serves on the Board of Software Secure, Incorporated, a privately-held company headquartered in Newton, MA, which focuses on secure online educational testing technology, and Codman Academy Charter Public School in Boston MA.  The qualifications of Mr. Holden to serve on the Board include his substantial senior executive management experience of large complex companies in the educational markets.  In particular, as a result of his experience with School Specialty Inc., a $600 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to developmental strategy, finance, marketing, sales, technology, sourcing, pricing and distribution.

Susan H. Murphy has served as director since 2003. Ms Murphy serves as Vice President Emerita, Cornell University, currently working in Alumni Affairs and Development. In June 2015, she retired as Vice President of Student and Academic Services, a position she held since 1994; Dean of Admissions and Financial Aid from 1985 to 1994. Dr. Murphy has been employed at Cornell since 1978. Since 2013 Dr. Murphy has served as a member of the Board of Trustees of Adelphi University.  She also serves on the Board of Directors for Kendal@Ithaca and Tompkins County Community Foundation. Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2016 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2016 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•	Consolidated Balance Sheets
•	Consolidated Statements of Operations
•	Consolidated Statements of Changes in Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
47

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

Exhibit No.	Identification of Exhibit
2	Asset Purchase Agreement with First Aid Only, Inc. dated as of June 2, 2014(1)
3(i)	Certificate of Organization of the Company (2)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (2)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (3)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (3)
3(ii)	Bylaws (11)
4	Specimen of Common Stock certificate (3)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (4)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(5)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(6)
10.3	2002 Acme United Employee Stock Option Plan as amended (12)
10.4	Severance Pay Plan dated September 28, 2004* (15)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (14)*
10.6	2005 Non-Salaried Director Stock Option Plan (13)
10.8	Deferred Compensation Plan dated October 2, 2007* (16)
10.9	2012 Acme United Employee Stock Option Plan (17)
10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012(18)
10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (19)

10.10(c)	Amended and restated note
10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013
10.11	Change in Control Plan as amended dated February 24, 2011* (20)
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed as an Exhibit to the Company’s form 8-K/A filed on August 19, 2014.
(2)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.
(3)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.
(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.
(6)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.
(7)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.
(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.
(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.
(10)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.
(11)	Previously filed in the Company’s form 8-K filed on March 3, 2006.
(12)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.
49

(13)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005.
(14)	Previously filed in the Company’s form 8-K filed on December 21, 2010.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(16)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(17)	Previously filed as an exhibit to the Company’s Form 10-Q filed on April 14, 2012.
(18)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(19)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 6, 2013.
(20)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 11, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2016.

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

