Form 10-Q
period 2016-03-31
ACME UNITED CORP
filed 2016-05-13
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016 the registrant had outstanding 3,320,450 shares of its $2.50 par value Common Stock.

1

ACME UNITED CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,474	$2,426
Accounts receivable, less allowance	19,118	19,565
Inventories:
Finished goods	31,543	29,803
Work in process	188	170
Raw materials and supplies	5,820	5,535
	37,551	35,508
Prepaid expenses and other current assets	2,733	2,135
Total current assets	60,876	59,634
Property, plant and equipment:
Land	422	417
Buildings	5,662	5,418
Machinery and equipment	12,250	10,254
	18,334	16,089
Less accumulated depreciation	10,589	8,688
	7,745	7,401

Goodwill	1,406	1,406
Intangible assets, less amortization	17,224	11,951
Other assets	1,039	1,029
Total assets	$88,290	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,279	$6,664
Other accrued liabilities	2,854	5,273
Total current liabilities	9,133	11,937
Long-term debt	35,696	25,913
Other	316	388
Total liabilities	45,145	38,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,784,460 shares in 2016 and 4,751,060 in 2015
including treasury stock	11,960	11,877
Additional paid-in capital	9,700	9,460
Retained earnings	37,573	37,340
Treasury stock, at cost - 1,460,389 shares in 2016 and
1,362,072 shares in 2015	(13,809)	(12,963)
Accumulated other comprehensive (loss) income:
Minimum pension liability	(948)	(948)
Translation adjustment	(1,331)	(1,583)
	(2,279)	(2,531)
Total stockholders’ equity	43,145	43,183
Total liabilities and stockholders’ equity	$88,290	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31
	2016	2015
Net sales	$25,288	$22,837
Cost of goods sold	16,103	14,402

Gross profit	9,185	8,435

Selling, general and administrative expenses	8,230	7,608
Operating income	955	827

Non-operating items:
Interest:
Interest expense	184	132
Interest income	—	(2)
Interest expense, net	184	130
Other expense, net	(38)	76
Total other expense, net	146	206
Income before income taxes	809	621
Income tax expense	244	185
Net income	$565	$436

Basic earnings per share	$0.17	$0.13

Diluted earnings per share	$0.16	$0.12

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,336	3,300
Weighted average number of dilutive stock options
outstanding	236	404
Denominator used for diluted per share computations	3,572	3,704

Dividends declared per share	$0.10	$0.09

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31
	2016	2015

Net income	$565	$436
Other comprehensive income (loss) -
Foreign currency translation adjustment	252	(553)
Comprehensive income (loss)	$817	$(117)

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31
	2016	2015
Operating Activities:
Net income	$565	$436
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	357	320
Amortization	218	181
Stock compensation expense	102	129
Changes in operating assets and liabilities:
Accounts receivable	1,748	2,833
Inventories	(1,619)	(2,849)
Prepaid expenses and other assets	(626)	(535)
Accounts payable	(489)	(1,355)
Other accrued liabilities	(2,612)	(2,441)
Total adjustments	(2,920)	(3,717)
Net cash used by operating activities	(2,355)	(3,281)

Investing Activities:
Purchase of property, plant, and equipment	(449)	(574)
Purchase of patents and trademarks	(10)	—
Acquisition of Diamond Machining Technology	(6,971)	—
Net cash used by investing activities	(7,430)	(574)

Financing Activities:
Borrowing of long-term debt	9,783	3,404
Cash settlement of stock options	(130)	—
Proceeds from issuance of common stock	351	321
Distributions to stockholders	(335)	(296)
Purchase of treasury stock	(846)	—
Net cash provided by financing activities	8,823	3,429

Effect of exchange rate changes on cash	10	(63)
Net decrease in cash and cash equivalents	(952)	(488)

Cash and cash equivalents at beginning of period	2,426	2,286

Cash and cash equivalents at end of period	$1,474	$1,797

Supplemental cash flow information
Cash paid for income taxes	$589	$767
Cash paid for interest expense	$164	$127

See notes to condensed consolidated financial statements.

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

Note 1 — Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for such disclosures. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto, included in the Company’s 2015 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2016 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Note 2 — Contingencies

The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

In 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. In conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation operating and maintenance costs.

Remediation work on the project began in the third quarter of 2014 and is expected to be completed in 2016, with a monitoring period expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the three months ended March 31, 2016 follows (in thousands):

	Balance at December 31, 2015	Payments	Balance at March 31, 2016
Fremont, NC	$80	$-	$80
Total	$80	$-	$80

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Components of net periodic benefit cost:
Interest cost	$15	$15
Service cost	6	6
Expected return on plan assets	(23)	(23)
Amortization of prior service costs	2	2
Amortization of actuarial loss	28	31
	$28	$31

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2016, the Company is not required to contribute to the plan. As of March 31, 2016, the Company did not make any contributions to the plan.

Note 4 —Debt and Shareholders’ Equity

Under its revolving credit facility with HSBC Bank, N.A., the Company was eligible to borrow up to $40 million at an interest rate of LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the facility expires; interest is payable monthly. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. At March 31, 2016, the Company was in compliance with the covenants then in effect under the loan agreement.

As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $35,695,771 and $25,912,652, respectively, under the Company’s revolving loan agreement with HSBC.

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for increased borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 5, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.

During the three months ended March 31, 2016, the Company issued a total of 33,400 shares of common stock and received aggregate proceeds of $351,249 upon exercise of employee stock options.

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

Domestic sales orders are primarily filled from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 13% and 10% of the Company’s total net sales for the three months ended March 31, 2016 and 2015, respectively.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended March 31
Sales to external customers:	2016	2015
United States	$22,526	$20,134
Canada	1,389	1,244
Europe	1,373	1,459
Consolidated	$25,288	$22,837

Operating income:
United States	$945	$971
Canada	32	(108)
Europe	(22)	(36)
Consolidated	$955	$827

Interest expense, net	184	130
Other (income) expense, net	(38)	76
Consolidated income before income taxes	$809	$621

	March 31	December 31
Assets by segment	2016	2015
United States	$80,144	$73,688
Canada	4,295	3,709
Europe	3,851	4,024
Consolidated	$88,290	$81,421

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $102,198 and $128,752 for the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was a total of $601,276 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 2 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On February 1, 2016, the Company acquired the assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT) for approximately $7.0 million in cash. DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. DMT was founded in 1976 by aerospace engineers. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The acquired assets include over 50 patents and trademarks. DMT, based in Marlborough, MA employed 28 people, all of whom were retained by Acme United.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$1,145
Inventory	280
Equipment	262
Prepaid expenses	176
Intangible Assets	5,481
Total assets	$7,344

Liabilities
Accounts Payable	$192
Accrued Expense	181
Total liabilities	$373

Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase price accounting assessment may result in changes to the valuation of the identified intangible assets. The Company will finalize the purchase price allocation as soon as practicable within the measurement period in accordance with Accounting Standards Codification Topic 805 “Business Combinations”.

Net sales for the three months ended March 31, 2016 attributable to DMT products were approximately $1.0 million. Net income for the three months ended March 31, 2016 attributable to DMT products was approximately $.1 million.

Assuming DMT was acquired on January 1, 2016, unaudited proforma combined net sales for the three months ended March 31, 2016 for the Company would have been approximately $25.9 million. Unaudited proforma combined net income for the three months ended March 31, 2016 for the Company would have been approximately $.6 million.

Assuming DMT was acquired on January 1, 2015, unaudited proforma combined net sales for the three months ended March 31, 2015, for the Company would have been approximately $23.8 million. Unaudited proforma combined net income for the three months ended March 31, 2015 for the Company would have been approximately $.5 million.

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

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, and currency fluctuations. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

On February 1, 2016, the Company purchased certain assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT), located in Marlborough, MA. The DMT products are leaders in sharpening tools for knives, scissors, chisels and other cutting tools. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for approximately $7.0 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of DMT assets is set forth in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2016 were $25,288,000 compared with $22,837,000 in the same period in 2015, an 11% increase. Net sales for the three months ended March 31, 2016 in the U.S. segment increased 12%, compared with the same period in 2015. Sales in the U.S. increased primarily due to strong sales of Westcott school and office products, increased distribution of first aid products and sales of DMT products.

Net sales in Canada for the three months ended March 31, 2016 increased 12% in U.S. dollars (22% in local currency). The increase in sales is primarily due to the introduction of the Cuda line of fishing tools and an improvement in the office products market.

European net sales for the three months ended March 31, 2016 decreased 6% in U.S. dollars (4% in local currency) compared with the same period in 2015. The decrease in net sales for the three months ended March 31, 2016 was primarily due to the timing of shipments into the office products channel.

Gross profit

Gross profit for the three months ended March 31, 2016 was $9,185,000 (36.3% of net sales) compared to $8,435,000 (36.9% of net sales) for the same period in 2015. The lower gross margin was primarily due to product mix.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2016 were $8,230,000 (32.5% of net sales) compared with $7,608,000 (33.3% of net sales) for the same period of 2015, an increase of $622,000. The increases in SG&A expenses for the three months ended March 31, 2016, compared to the same period in 2015, was primarily the result of incremental fixed costs resulting from the acquisition of DMT assets, higher personnel related costs and increases in shipping expense and sales commissions which resulted from higher sales.

Operating income

Operating income for the three months ended March 31, 2016 was $955,000 compared with $827,000 in the same period of 2015. Operating income in the U.S. segment was $945,000 for the three months ended March 31, 2016 compared to $971,000 in the same period in 2015, a decrease of $26,000.

The Canadian segment had an operating income of $32,000 for the three months ended March 31, 2016 compared to operating loss of $108,000 in the same period in 2015. The operating income in Canada for the three months was principally due to the higher sales, as described above.

For the three months ended March 31, 2016, the European operating segment had an operating loss of approximately $23,000 compared to a loss of $36,000 in the same period of 2015, a decrease of approximately $14,000.

Interest expense, net

Interest expense, net for the three months ended March 31, 2016 was $184,000, compared with $130,000 for the same period of 2015, a $54,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three months ended March 31, 2016. The higher borrowings are primarily the result of the acquisition of assets of DMT.

Other expense, net

Net other income was $38,000 in the three months ended March 31, 2016 compared to net other expense of $76,000 in the same period of 2015. The change in other income for the three months ended March 31, 2016 was primarily due to gains from foreign currency transactions in 2016 compared to losses from foreign currency transactions in 2015.

Income taxes

The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 30%.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2016, working capital increased approximately $4,046,000 compared to December 31, 2015. Inventory increased by approximately $2.0 million, or 6%, at March 31, 2016 compared to December 31, 2015 primarily due to normal seasonal purchases as well as additional inventory resulting from the acquisition of the assets of DMT on February 1, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.0 for the three months ended March 31, 2016, and the twelve months ended December 31, 2015. Receivables decreased by approximately $450,000 at March 31, 2016 compared to December 31, 2015. The average number of days sales outstanding in accounts receivable was 63 days at March 31, 2016 compared to 64 days at December 31, 2015. Accounts payable and other current liabilities decreased by approximately $2.8 million.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	March 31, 2016	December 31, 2015

Working capital	$51,743,269	$47,697,000
Current ratio	6.67	5.00
Long term debt to equity ratio	82.7%	60.0%

During the first three months of 2016, total debt outstanding under the Company’s revolving credit facility increased by approximately $9.8 million, compared to total debt thereunder at December 31, 2015. As of March 31, 2016, $35,695,771 was outstanding and $4,304,229 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of DMT on February 1, 2016.

Under its revolving credit facility with HSBC Bank, N.A., the Company was eligible to borrow up to $40 million at an interest rate of LIBOR plus 1.75%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on April 5, 2017, the date the facility expires; interest is payable monthly. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. At March 31, 2016 the Company was in compliance with the covenants then in effect under the related loan agreement.

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for increased borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 5, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio, and a fixed charge coverage ratio.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at March 31, 2016 the Company had a total of approximately $80,000 remaining in its accruals for environmental remediation and monitoring, related to property it owned in Fremont, NC.

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility will, under current conditions, be sufficient to finance the Company’s planned operations over the next twelve months from the issuance of this quarterly report on Form 10-Q.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

January	38,051	$14.43	38,051	64,669

February	13,157	$14.22	13,157	51,512

March	6,662	$16.42	6,662	44,850

Item 3. — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not Applicable

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.1 Amendment to the Acme United Corporation 2012 Employee Stock Option Plan

Exhibit 10.2 Form of Non-Qualified Stock Option Agreement including Form of Notice of Exercise as Exhibit A

Exhibit 10.3 Amendment to the Acme United Corporation Non-Salaried Director Stock Option Plan (Plan adopted in 2005)

Exhibit 10.4 Form of Notice of Exercise for Non-Salaried Director Stock Option Plan

Exhibit 10.5 Amendment No.4 to Revolving Loan Agreement with HSBC dated May 6, 2016

Exhibit 10.6 Second amended and restated secured revolving note

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

Dated: May 13, 2016

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 13, 2016

