Form 10-Q
period 2016-06-30
ACME UNITED CORP
filed 2016-08-15
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016 the registrant had outstanding 3,322,950 shares of its $2.50 par value Common Stock.

1

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$2,087	$2,426
Accounts receivable, less allowance	34,646	19,565
Inventories:
Finished goods	33,652	29,803
Work in process	295	170
Raw materials and supplies	4,469	5,535
	38,416	35,508
Prepaid expenses and other current assets	2,424	2,135
Total current assets	77,573	59,634
Property, plant and equipment:
Land	419	417
Buildings	5,464	5,418
Machinery and equipment	12,737	10,254
	18,620	16,089
Less accumulated depreciation	10,916	8,688
	7,704	7,401

Goodwill	4,816	1,406
Intangible assets, less amortization	13,596	11,951
Other assets	1,039	1,029
Total assets	$104,728	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$11,573	$6,664
Other accrued liabilities	6,453	5,273
Total current liabilities	18,026	11,937
Long-term debt	40,822	25,913
Other	355	388
Total liabilities	59,202	38,238

Committements and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,786,960 shares in 2016
and 4,751,060 shares in 2015,
including treasury stock	11,967	11,877
Additional paid-in capital	9,262	9,460
Retained earnings	40,504	37,340
Treasury stock, at cost - 1,464,010 shares in 2016 and
1,402,517 shares in 2015	(13,870)	(12,963)
Accumulated other comprehensive loss:
Minimum pension liability	(948)	(948)
Translation adjustment	(1,389)	(1,583)
	(2,337)	(2,531)
Total stockholders’ equity	45,526	43,183
Total liabilities and stockholders’ equity	$104,728	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$40,997	$33,954	$66,285	$56,791
Cost of goods sold	26,303	21,419	42,406	35,821

Gross profit	14,694	12,535	23,879	20,970

Selling, general and administrative expenses	10,054	8,660	18,284	16,269
Operating income	4,640	3,875	5,595	4,701

Non-operating items:
Interest expense, net	211	141	395	271
Other expense (income), net	11	(20)	(27)	56
Total other expense, net	222	121	368	327
Income before income taxes	4,418	3,754	5,227	4,374
Income tax expense	1,151	1,044	1,395	1,228
Net income	$3,267	$2,710	$3,832	$3,146

Basic earnings per share	$0.98	$0.82	$1.15	$0.95

Diluted earnings per share	$0.91	$0.74	$1.08	$0.85

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,323	3,300	3,331	3,315
Weighted average number of dilutive stock options
outstanding	260	381	229	391
Denominator used for diluted per share computations	3,583	3,681	3,560	3,706

Dividends declared per share	$0.10	$0.09	$0.20	$0.18

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$3,267	$2,710	$3,832	$3,146
Other comprehensive (loss) / income -
Foreign currency translation	(58)	91	194	(462)
Comprehensive income	$3,209	$2,801	$4,026	$2,684

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$3,832	$3,146
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	717	641
Amortization	455	383
Stock compensation expense	184	304
Changes in operating assets and liabilities:
Accounts receivable	(13,898)	(7,698)
Inventories	(2,432)	(3,010)
Prepaid expenses and other assets	(329)	(508)
Accounts payable	4,856	1,766
Other accrued liabilities	993	(607)
Total adjustments	(9,454)	(8,729)
Net cash used by operating activities	(5,622)	(5,583)

Investing Activities:
Purchase of property, plant, and equipment	(752)	(867)
Purchase of patents and trademarks	(29)	(3)
Acquisition of certain assets of Diamond Machining Technology	(6,971)	—
Net cash used by investing activities	(7,752)	(870)

Financing Activities:
Borrowing of long-term debt	14,908	6,033
Cash settlement of stock options	(681)	—
Proceeds from issuance of common stock	390	675
Distributions to stockholders	(668)	(595)
Purchase of treasury stock	(907)	—
Net cash provided by financing activities	13,042	6,113

Effect of exchange rate changes on cash	(7)	(5)
Net change in cash and cash equivalents	(339)	(345)

Cash and cash equivalents at beginning of period	2,426	2,286

Cash and cash equivalents at end of period	$2,087	$1,941

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

The Company has evaluated events and transactions subsequent to June 30, 2016 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued Accounting Guidance

In March, 2016 the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share Based Payment Accounting.. The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2017. The Company is evaluating the effect that ASU 2016-09 may have on its consolidated financial statements and related disclosures.

Note 2 — Contingencies

The Company is involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

In 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. Under the terms of the sale agreement, the Company is responsible to remediate any environmental contamination on the property. In conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to the remediation of the property. The accrual includes the total estimated costs of remedial activities and post-remediation monitoring costs.

Remediation work on the project began in the third quarter of 2014 and is expected to be completed in 2016, with a monitoring period expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the six months ended June 30, 2016 follows (in thousands):

	Balance at December 31, 2015	Estimated Costs	Payments	Balance at June 30, 2016
Fremont, NC	$80	$—	$(13)	$67
Total	$80	$—	$(13)	$67

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Components of net periodic benefit cost:
Interest cost	$15	$15	$29	$29
Service cost	6	6	13	13
Expected return on plan assets	(23)	(23)	(46)	(46)
Amortization of prior service costs	2	2	5	5
Amortization of actuarial loss	28	28	56	56
	$28	$28	$57	$57

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2016, the Company is not required to contribute to the plan. As of June 30, 2016, the Company did not make any contributions to the plan.

Note 4 —Debt and Shareholders’ Equity

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2016, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $40,821,805 and $25,912,652, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended June 30, 2016, the Company issued a total of 2,500 shares of common stock and received aggregate proceeds of $37,025 upon exercise of employee stock options. During the six months ended June 30, 2016, the Company issued a total of 35,900 shares of common stock and received aggregate proceeds of approximately $390,000 upon exercise of employee stock options.

During the three months ended June 30, 2016, the Company repurchased 3,621 shares of its Common Stock at an average price of $16.74. During the six months ended June 30, 2016, the Company repurchased 61,491 shares of its Common Stock at an average price of $14.76. As of June 30, 2016, there were 41,229 shares that may be purchased under the repurchase program announced in 2010. The Company’s purchases during the six months ended June 30, 2016 were effected pursuant to a Rule 10b5-1 plan.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 25% and 20% of the Company’s total net sales for the three and six months ended June 30, 2016 compared to 27% and 20% for the comparable periods in 2015.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:
(in thousands)
	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2016	2015	2016	2015
United States	$36,296	$29,649	$58,822	$49,782
Canada	2,646	2,813	4,039	4,054
Europe	2,055	1,492	3,425	2,955
Consolidated	$40,997	$33,954	$66,285	$56,791

Operating income (loss):
United States	$4,246	$3,552	$5,190	$4,522
Canada	377	282	410	175
Europe	17	41	(6)	4
Consolidated	$4,640	$3,875	$5,595	$4,701

Interest expense, net	211	141	395	271
Other expense (income) , net	11	(20)	(27)	56
Consolidated income before taxes	$4,418	$3,754	$5,227	$4,374

Assets by segment:
( in thousands )
	June 30,	December 31,
	2016	2015
United States	$95,643	$73,688
Canada	5,130	3,709
Europe	3,955	4,024
Consolidated	$104,728	$81,421

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $81,338 and $174,762 for the quarters ended June 30, 2016 and 2015, respectively. Share-based compensation expenses were $183,535 and $303,515 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was a total of $506,101 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

Note 7 – Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

Note 8 – Business Combination

On February 1, 2016, the Company acquired the assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT) for $6.97 million in cash. DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. DMT was founded in 1976 by aerospace engineers. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The acquired assets include over 50 patents and trademarks. DMT, based in Marlborough, MA employed 28 people, all of whom were retained by Acme United.

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

Net sales for the three months ended June 30, 2016 attributable to DMT products were approximately $1.3 million. Net income for the three months ended June 30, 2016 attributable to DMT products was approximately $200,000.

Net sales for the six months ended June 30, 2016 attributable to DMT products were approximately $2.3 million. Net income for the six months ended June 30, 2016 attributable to DMT products was approximately $300,000.

Assuming DMT was acquired on January 1, 2016, unaudited proforma combined net sales for the six months ended June 30, 2016 for the Company would have been approximately $66.9 million. Unaudited proforma combined net income for the six months ended June 30, 2016 for the Company would have been approximately $3.9 million.

Assuming DMT was acquired on January 1, 2015, unaudited proforma combined net sales for the three and six months months ended June 30, 2015, for the Company would have been approximately $35.2 million and $59.5 million, respectively. Unaudited proforma combined net income for the three and six months ended June 30, 2015 for the Company would have been approximately $2.9 million and $3.5 million, respectively.

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

Results of Operations

On February 1, 2016, the Company purchased certain assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT), located in Marlborough, MA. The DMT products are leaders in sharpening tools for knives, scissors, chisels and other cutting tools. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for $6.97 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of DMT assets is set forth in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters, and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2016 were $40,997,000 compared with $33,954,000 in the same period in 2015, a 21% increase. Consolidated net sales for the six months ended June 30, 2016 were $66,285,000, compared with $56,791,000 for the same period in 2015, a 17% increase.

Net sales for the three and six months ended June 30, 2016 in the U.S. segment increased 22% and 18%, respectively, compared with the same periods in 2015. The increase in sales was primarily due to strong sales of Westcott school and office products, Camillus knives and first aid kits.

Net sales in Canada for the three months ended June 30, 2016 decreased 6% in U.S. dollars (2% in local currency) compared with the same period in 2015. Net sales in Canada for the six months ended June 30, 2016 were constant in U.S. dollars but increased 5% in local currency compared with the same period in 2015.

Net sales in Europe for the three months ended June 30, 2016 increased 38% in U.S. dollars (34% in local currency) compared with the same period in 2015. Net sales for the six months ended June 30, 2016 increased 15% in U.S. dollars (16% in local currency). The increases in sales for the three and six months ended June 30, 2016 were primarily due to market share gains in the office products channel.

Gross profit

Gross profit for the three months ended June 30, 2016 was $14,694,000 (35.8% of net sales) compared to $12,535,000 (36.9% of net sales) for the same period in 2015. Gross profit for the six months ended June 30, 2016 was $23,879,000 (36.0% of net sales) compared to $20,970,000 (36.9% of net sales) in the same period in 2015. The decrease in gross margin for the three and six months ended June 30, 2016 was primarily due to strong sales of back to school products, which typically have lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2016 were $10,054,000 (24.5% of net sales) compared with $8,660,000 (25.5% of net sales) for the same period of 2015, an increase of $1,394,000. SG&A expenses for the six months ended June 30, 2016 were $18,284,000 (27.6% of net sales) compared with $16,269,000 (28.6% of net sales) in the comparable period of 2015, an increase of $2,015,000. The increases in SG&A expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily the result of incremental fixed costs resulting from the acquisition of DMT assets, and increases in delivery costs and sales commissions which resulted from higher sales and higher personnel related costs, which include compensation and recruiting costs.

Operating income

Operating income for the three months ended June 30, 2016 was $4,640,000 compared with $3,875,000 in the same period of 2015. Operating income for the six months ended June 30, 2016 was $5,595,000 compared to $4,701,000 in the same period of 2015. Operating income in the U.S. segment increased by $694,000 and $668,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in operating income is principally due to higher sales as described above.

Operating income in the Canadian segment increased by $95,000 and $235,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.

Operating income in the European segment decreased by $24,000 for the three months ended June 30, 2016, compared to the same period in 2015. In the six months ended June 30, 2016, the European operating segment had an operating loss of $6,000 compared to operating income of $4,000 in the same period of 2015.

Interest expense, net

Interest expense, net for the three months ended June 30, 2016 was $211,000, compared with $141,000 for the same period of 2015, a $70,000 increase. Interest expense, net for the six months ended June 30, 2016 was $395,000, compared with $271,000 for the same period of 2015, a $124,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three and six months ended June 30, 2016. The higher borrowings were primarily the result of the acquisition of assets of DMT.

Other (income) expense, net

Net other expense was $11,000 in the three months ended June 30, 2016 compared to net other income of $20,000 in the same period of 2015. Net other income was $27,000 in the first six months of 2016 compared to net other expense of $56,000 in the same period of 2015. The change in other (income) expense, net is primarily due to gains and losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for the three and six months ended June 30, 2016 were 26% and 27% compared to 28% during the same periods in 2015.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2016, working capital increased approximately $11,850,000 compared to December 31, 2015. Inventory increased by approximately $2.9 million, or 8%, at June 30, 2016 compared to December 31, 2015, primarily due to normal seasonal purchases as well as additional inventory resulting from the acquisition of the assets of DMT on February 1, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 at June 30, 2016, compared to 2.0 for the twelve months ended December 31, 2015. Receivables increased by approximately $15.1 million at June 30, 2016 compared to December 31, 2015. The average number of days sales outstanding in accounts receivable was 63 days at June 30, 2016 compared to 64 days at December 31, 2015. The increase in accounts receivables is due to strong sales in the second quarter as well as the seasonal nature of the Company’s back to school business. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities increased by approximately $6.1 million.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	June 30, 2016	December 31, 2015
(in thousands)
Working capital	$59,547	$47,697
Current ratio	4.30	5.00
Long term debt to equity ratio	89.7%	60.0%

During the first six months of 2016, total debt outstanding under the Company’s revolving credit facility increased by approximately $14.9 million, compared to total debt thereunder at December 31, 2015. As of June 30, 2016, $40,821,805 was outstanding and $9,178,195 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of DMT on February 1, 2016, as well as to fund the increase in working capital.

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2016, the Company was in compliance with the covenants then in effect under the loan agreement. At June 30, 2016 the Company was in compliance with the covenants then in effect under the loan agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at June 30, 2016 the Company had a total of approximately $67,000 remaining in its accruals for environmental remediation and monitoring, related to property it had owned in Fremont, NC.

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility will, under current conditions, be sufficient to finance the Company’s planned operations over the next twelve months from the issuance date of this report.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A – Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Set forth in the table below is certain information regarding the repurchase by the Company of shares of its Common Stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

April	3,621	(1)	$16.74	3,621	41,229

May	-		-	-

June	-		-	-

Total	3,621		$16.74	3,621	41,229

1) Shares were repurchased under the program announced on Noveber 22, 2010. The plan allows for the repurchase of up to a total of 200,000 shares. The plan does not have an expiration date.

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

Dated: August 15, 2016

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 15, 2016

