Form 10-Q
period 2016-09-30
ACME UNITED CORP
filed 2016-11-04
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016 the registrant had outstanding 3,324,955 shares of its $2.50 par value Common Stock.

1

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,272	$2,426
Accounts receivable, less allowance	25,909	19,565
Inventories:
Finished goods	33,037	29,803
Work in process	535	170
Raw materials and supplies	4,545	5,535
	38,117	35,508
Prepaid expenses and other current assets	1,995	2,135
Total current assets	72,293	59,634
Property, plant and equipment:
Land	420	417
Buildings	5,691	5,418
Machinery and equipment	13,084	10,254
	19,195	16,089
Less accumulated depreciation	11,302	8,688
	7,893	7,401
Goodwill	1,406	1,406
Intangible assets, less amortization	16,768	11,951
Other assets	1,012	1,029
Total assets	$99,372	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,748	$6,664
Other accrued liabilities	6,597	5,273
Total current liabilities	13,345	11,937
Long-term debt	39,706	25,913
Other	574	388
Total liabilities	53,625	38,238

Committements and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,788,965 shares in 2016
and 4,751,060 shares in 2015,
including treasury stock	11,967	11,877
Additional paid-in capital	8,365	9,460
Retained earnings	41,648	37,340
Treasury stock, at cost - 1,464,010 shares in 2016 and
1,402,517 shares in 2015	(13,870)	(12,963)
Accumulated other comprehensive loss :
Minimum pension liability	(948)	(948)
Translation adjustment	(1,415)	(1,583)
	(2,363)	(2,531)
Total stockholders’ equity	45,747	43,183
Total liabilities and stockholders’ equity	$99,372	$81,421

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$31,913	$29,903	$98,198	$86,694
Cost of goods sold	20,050	19,578	62,455	55,398

Gross profit	11,863	10,325	35,743	31,296

Selling, general and administrative expenses	9,723	8,334	28,008	24,603
Operating income	2,140	1,991	7,735	6,693

Non-operating items:
Other:
Interest expense, net	247	149	642	420
Other expense , net	65	92	38	149
Total other expense	312	241	680	569
Income before income taxes	1,828	1,750	7,055	6,124
Income tax expense	355	542	1,750	1,771
Net income	$1,473	$1,208	$5,305	$4,353

Basic earnings per share	$0.44	$0.36	$1.59	$1.31

Diluted earnings per share	$0.40	$0.33	$1.49	$1.18

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,324	3,354	3,329	3,328
Weighted average number of dilutive stock options
outstanding	317	345	233	370
Denominator used for diluted per share computations	3,641	3,699	3,562	3,698

Dividends declared per share	$0.10	$0.09	$0.30	$0.27

See notes to condensed consolidated financial statements.

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,473	$1,208	$5,305	$4,353
Other comprehensive (loss) income -
Foreign currency translation	(26)	(129)	168	(591)
Comprehensive income	$1,447	$1,079	$5,473	$3,762

See notes to condensed consolidated financial statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$5,305	$4,353
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation	1,097	970
Amortization	693	584
Stock compensation expense	306	442
Changes in operating assets and liabilities:
Accounts receivable	(5,145)	(4,205)
Inventories	(2,134)	(1,392)
Prepaid expenses and other current assets	219	(226)
Accounts payable	21	(371)
Other accrued liabilities	1,223	(844)
Total adjustments	(3,720)	(5,042)
Net cash provided (used) by operating activities	1,585	(689)

Investing Activities:
Purchase of property, plant, and equipment	(1,320)	(1,352)
Purchase of patents and trademarks	(29)	(52)
Acquisition of certain assets of Diamond Machining Technology	(6,971)	—
Proceeds from the sales of property, plant, and equipment	—	5
Net cash used by investing activities	(8,320)	(1,399)

Financing Activities:
Borrowing of long-term debt	13,793	4,404
Cash settlement of stock options	(1,700)	—
Proceeds from issuance of common stock	390	1,139
Distributions to stockholders	(1,000)	(895)
Purchase of treasury stock	(907)	(162)
Net cash provided by financing activities	10,576	4,486

Effect of exchange rate changes on cash	5	(63)
Net change in cash and cash equivalents	3,846	2,335

Cash and cash equivalents at beginning of period	2,426	2,286

Cash and cash equivalents at end of period	$6,272	$4,621

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

The Company has evaluated events and transactions subsequent to September 30, 2016 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued Accounting Guidance

In March, 2016 the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share Based Payment Accounting. The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for the Company beginning on January 1, 2017. The Company is evaluating the effect that ASU 2016-09 may have on its consolidated financial statements and related disclosures.

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

Remediation work on the project has been completed. The monitoring period is expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the nine months ended September 30, 2016 follows (in thousands):

	Balance at December 31, 2015	Payments	Balance at September 30, 2016
Fremont, NC	$80	$(13)	$67
Total	$80	$(13)	$67

Note 3 — Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Components of net periodic benefit cost:
Interest cost	$15	$15	$44	$44
Service cost	6	6	19	19
Expected return on plan assets	(23)	(24)	(69)	(70)
Amortization of prior service costs	2	2	7	7
Amortization of actuarial loss	28	36	84	92
	$28	$35	$85	$92

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2016, the Company is not required to contribute to the plan. As of September 30, 2016, the Company did not make any contributions to the plan in 2016.

Note 4 —Debt and Shareholders’ Equity

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At September 30, 2016, the Company was in compliance with the covenants then in effect under the loan agreement.

As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $39,706,009 and $25,912,652, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended September 30, 2016, the Company issued a total of 2,005 shares of common stock and received aggregate proceeds of $30,376 upon exercise of employee stock options. During the nine months ended September 30, 2016, the Company issued a total of 37,905 shares of common stock and received aggregate proceeds of approximately $420,376 upon exercise of employee stock options. During the three and nine months ended September 30, 2016, the Company paid approximately $700,000 and $1,700,000 respectively, to settle employee stock options.

During the nine months ended September 30, 2016, the Company repurchased 61,493 shares of its Common Stock at an average price of $14.76. As of September 30, 2016, there were 41,229 shares that may be purchased under the repurchase program announced in 2010. The Company’s purchases during the nine months ended September 30, 2016 were effected pursuant to a Rule 10b5-1 plan.

Note 5— Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution center in North Carolina. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 15% and 19% of the Company’s total net sales for the three and nine months ended September 30, 2016 compared to 15% and 18% for the comparable periods in 2015.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2016	2015	2016	2015
United States	$28,489	$26,160	$87,311	$75,943
Canada	1,585	1,669	5,623	5,726
Europe	1,839	2,074	5,264	5,025
Consolidated	$31,913	$29,903	$98,198	$86,694

Operating income (loss):
United States	$1,974	$1,849	$7,165	$6,405
Canada	148	30	558	202
Europe	18	112	12	86
Consolidated	$2,140	$1,991	$7,735	$6,693

Interest expense, net	247	149	642	420
Other expense, net	65	92	38	149
Consolidated income before income taxes	$1,829	$1,750	$7,055	$6,124

Assets by segment:
( in thousands )
	September 30,	December 31,
	2016	2015
United States	$90,518	$73,688
Canada	4,559	3,709
Europe	4,295	4,024
Consolidated	$99,372	$81,421

Note 6 – Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $122,001 and $138,710 for the three months ended September 30, 2016 and 2015, respectively. Share-based compensation expenses were $305,536 and $442,225 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company issued 163,000 options with a weighted average fair value of $4.08 per share.

As of September 30, 2016, there was a total of $996,316 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share –based payments granted to the Company’s employees. The remaining unamortized expense is expected to be recognized over a weighted average period of approximately 2 years.

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

Net sales for the three months ended September 30, 2016 attributable to DMT products were approximately $1.3 million. Net income for the three months ended September 30, 2016 attributable to DMT products was approximately $200,000.

Net sales for the nine months ended September 30, 2016 attributable to DMT products were approximately $3.6 million. Net income for the nine months ended September 30, 2016 attributable to DMT products was approximately $500,000.

Assuming DMT was acquired on January 1, 2016, unaudited proforma combined net sales for the nine months ended September 30, 2016 for the Company would have been approximately $98.8 million. Unaudited proforma combined net income for the nine months ended September 30, 2016 for the Company would have been approximately $5.4 million.

Assuming DMT was acquired on January 1, 2015, unaudited proforma combined net sales for the three and nine months ended September 30, 2015, for the Company would have been approximately $31.2 million and $90.3 million, respectively. Unaudited proforma combined net income for the three and nine months ended September 30, 2015 for the Company would have been approximately $1.6 million and $5.6 million, respectively.

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

Net sales

Consolidated net sales for the three months ended September 30, 2016 were $31,913,000 compared with $29,903,000 in the same period in 2015, a 7% increase. Consolidated net sales for the nine months ended September 30, 2016 were $98,198,000, compared with $86,694,000 for the same period in 2015, a 13% increase.

Net sales for the three and nine months ended September 30, 2016 in the U.S. segment increased 9% and 15%, respectively, compared with the same periods in 2015. Sales in the U.S. for the three and nine month periods increased compared to the same periods last year, primarily due to higher sales of Westcott school and office products, as well as higher sales of first aid products and incremental sales resulting from the acquisition of DMT.

Net sales in Canada for the three months ended September 30, 2016 decreased 5% in U.S. dollars (4% in local currency). Net sales in Canada for the nine months ended September 30, 2016 decreased 2% in U.S. dollars but increased 3% in local currency compared with the same period in 2015.

European net sales for the three months ended September 30, 2016 declined 12% in both U.S. dollars and local currency compared with the same period in 2015. The decline in sales was primarily due to the timing of a shipment of promotional products to a mass-market customer. In 2015, the promotion occurred in the third quarter; in 2016, the promotion occurred in the second quarter. European net sales for the nine months ended September 30, 2016 increased 4% in both U.S. dollars and local currency. The increase in net sales for the nine months was primarily related to market share gains in the office products channel.

Gross profit

Gross profit for the three months ended September 30, 2016 was $11,863,000 (37.2% of net sales) compared to $10,325,000 (34.5% of net sales) for the same period in 2015. The increase in gross profit was primarily due to a favorable product mix. Also, in the third quarter of last year, the Company incurred approximately $150,000 of one-time moving and severance costs associated with consolidating its first aid operations into its Vancouver, Washington facility. Gross profit for the nine months ended September 30, 2016 was $35,743,000 (36.4% of net sales) compared to $31,296,000 (36.1% of net sales) in the same period in 2015.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2016 were $9,723,000 (30.5% of net sales) compared with $8,334,000 (27.9% of net sales) for the same period of 2015, an increase of $1,389,000. SG&A expenses for the nine months ended September 30, 2016 were $28,008,000 (28.5% of net sales) compared with $24,603,000 (28.4% of net sales) in the comparable period of 2015, an increase of $3,405,000. The increases in SG&A expenses for the three and nine months ended September 30, 2016, compared to the same period in 2015 were primarily the result of incremental fixed costs resulting from the acquisition of DMT assets, increases in delivery costs and sales commissions which resulted from higher sales and higher personnel related costs, which include compensation and recruiting costs.

Operating income

Operating income for the three months ended September 30, 2016 was $2,140,000 compared with $1,991,000 in the same period of 2015. Operating income for the nine months ended September 30, 2016 was $7,735,000 compared to $6,693,000 in the same period of 2015. Operating income in the U.S. segment increased by $123,000 and $760,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases in operating income were principally due to higher sales.

Operating income in the Canadian segment increased by $118,000 and $356,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Operating income in the European segment decreased by $94,000 and $74,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Interest expense, net

Interest expense, net for the three months ended September 30, 2016 was $247,000, compared with $149,000 for the same period of 2015, a $98,000 increase. Interest expense, net for the nine months ended September 30, 2016, was $642,000 compared to $420,000 for the same period in 2015, an increase of $222,000. The increases in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three and nine months ended September 30, 2016. The higher borrowings were primarily the result of the acquisition of assets of DMT, on February 1, 2016.

Other expense, net

Net other expense was $65,000 in the three months ended September 30, 2016 compared to $92,000 in the same period of 2015. Net other expense was $38,000 in the first nine months of 2016 compared to $149,000 in the same period of 2015. The decrease in other expense for the three and nine months ended September 30, 2015 was primarily due to lower losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for both the three and nine month periods ended September 30, 2016 were 19% and 25%, respectively, compared to 31% and 29% in the same periods of 2015. The decreases in the effective tax rate for the three and nine months ended September 30, 2016 were due to the Company generating a higher proportion of earnings in jurisdictions with lower tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2016, working capital increased approximately $11,251,000 compared to December 31, 2015. Inventory increased by approximately $2.6 million, or 7%, at September 30, 2016 compared to December 31, 2015, primarily due to normal seasonal purchases as well as additional inventory resulting from the acquisition of the assets of DMT on February 1, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 at September 30, 2016, compared to 2.0 for the twelve months ended December 31, 2015. Receivables increased by approximately $6.3 million at September 30, 2016 compared to December 31, 2015. The average number of days sales outstanding in accounts receivable was 63 days at September 30, 2016 compared to 64 days at December 31, 2015. The increase in accounts receivables was due to strong sales in the third quarter. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities increased by approximately $1.4 million.

The Company's working capital, current ratio and long-term debt to equity ratio follow:

	September 30, 2016	December 31, 2015

Working capital	$58,948	$47,697
Current ratio	5.42	5.00
Long term debt to equity ratio	86.8%	60.0%

During the first nine months of 2016, total debt outstanding under the Company’s revolving credit facility increased by approximately $13.8 million, compared to total debt thereunder at December 31, 2015. As of September 30, 2016, $39,706,009 was outstanding and $10,293,991 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of DMT on February 1, 2016, as well as to fund the increase in working capital. Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the business.

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At September 30, 2016, the Company was in compliance with the covenants then in effect under the loan agreement with HSBC.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at September 30, 2016 the Company had a total of approximately $67,000 remaining in its accruals for environmental remediation and monitoring, related to property it had owned in Fremont, NC.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Dated: November 4, 2016

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 4, 2016

