Form 10-K
period 2016-12-31
ACME UNITED CORP
filed 2017-03-10
CIK 2098

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $53,187,468.

Registrant had 3,327,455 shares of its $2.50 par value Common Stock outstanding as of March 3, 2017.

Documents Incorporated By Reference

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 24, 2017 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Part III.

2

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative cutting, measuring, first aid and sharpening products to the school, home, office, hardware, sporting goods and industrial markets The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2016 were $124.6 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company has grouped its operations into three reportable segments based on the Company’s geographical organization and structure: (1) United States (which includes its Asian operations); (2) Canada and (3) Europe. Net sales in 2016 for each of our segments were: United States (including direct import sales from Asia) - $110.8 million, Canada - $6.8 million, and Europe - $6.9 million. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional segment information.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits primarily at its facility in Vancouver, WA. The components for the first aid kits are primarily sourced from U.S. suppliers.

Business Strategy

The Company’s business strategy includes the following key elements:

• a commitment to technological innovation achieved through consumer insight, creativity and speed to market;

• a broad selection of products in both brand and private label;

• prompt response;

• superior customer service; and

• value pricing.

Acquisitions

On February 1, 2017 the Company announced that it had acquired the assets of Spill Magic, Inc., for $7.2 million in cash. The Spill Magic products are leaders in in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use its products to remove liquids from broken glass containers, oil and gas spills, bodily fluids, and solvents. Its easy-to-use and environmentally friendly products permanently absorb the spills, leaving the floors underneath dry and reducing injuries from falls. Spill Magic also sells spill clean-up kits and blood borne pathogen kits for the safety market.

On February 1, 2016, the Company acquired the principal assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (“DMT”) based in Marlborough, MA for $7.0 million in cash. The DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. They complement the Company’s existing brands and products within the industrial, hardware, floral, food preparation and sporting goods markets.

Principal Products

The Company markets and sells under three main categories – School, Home and Office (Westcott® brand), First Aid & Safety (First Aid Only®, PhysiciansCare® Pac-Kit® and Spill Magic® brands) and Hardware, Industrial and Sporting Goods (Clauss®, Camillus®, Cuda® and DMT® brands).

School, Home and Office

Westcott

Westcott, with a history of quality dating back to 1872, provides innovative cutting and measuring products for the school, home and office. Principal products under the Westcott brand include scissors, rulers, pencil sharpeners, paper trimmers, lettering products and math tools. It is one of the leading scissor and ruler brands in North America. The iPoint pencil sharpener, introduced in 2008, and its successor, the iPoint Evolution, have won GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design.

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. Significant product introductions in 2015 included a Carbo titanium line of scissors which are 8x harder than steel allowing the blades to stay shaper longer. Westcott also launched a line of safety ceramic utility cutters for use in home and office. Significant product introductions in 2016 included our new line of ergonomic scissors for children designed in tandem with the US Ergonomics Institute.

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

Camillus

Since 1876 Camillus has been supplying the world with innovative and high quality knives. The Camillus brand has a strong heritage in the hunting, sporting and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade, folding knives and tactical tools. Many of the knives are enhanced with Titanium Carbonitride coatings to increase the hardness of the blade of up to 10 times that of untreated stainless steel.

In 2011, the Company signed an agreement with Les Stroud of the TV show Survivorman, to co-design and co-brand a line of knives and survival tools. The first knives were introduced in 2012 and include various types of folding and fixed blade knifes as well as machetes and survival tools.

In 2014, Camillus launched a wide variety of new products, including the Camillus Carnivore X machete, Ravenous tomahawk, Heat Sizzle and WildFire knives and the Trench multitool. In 2015, Camillus introduced Glide, its first pocket sharpener. In 2016, Camillus launched a new line of assisted folding knives using its patented linkage system and its ball-bearing assisted system.

Cuda

We launched the Cuda line of fishing tools and knives in 2015. Featuring titanium bonded steels and alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In July of 2015, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In January 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design.

DMT

DMT products are leaders in sharpening tools for knives, scissors, chisels, skis, skates and many other edges that require sharpening. DMT was founded in 1976 by aerospace engineers. The DMT products use a proprietary process of finely dispersed diamonds bonded to the surfaces of sharpeners.

First Aid & Safety

First Aid Only

The First Aid Only brand offers first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries. The Smart Compliance® first aid kit is a simple and effective system for restocking workplace first aid cabinets.

Pac-Kit

The Pac-Kit brand offers first aid kits, industrial stations and refills, emergency medical travel and recreational kits for the industrial, safety, transportation and marine markets. The brand has a long history dating back to the 19th century. Although Pac-Kit’s products are similar to the PhysiciansCare brand, the Pac-Kit brand is especially known for its customized products which are designed to meet customer specifications.

PhysiciansCare

The PhysiciansCare brand offers a wide assortment of first aid kits, emergency and disaster kits, kit refills, hearing, eye, and head protection, as well as ergonomic supports and braces. PhysiciansCare also carries a branded line of over-the-counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Product Development

Our strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research and development costs of $750,000 in 2016 and $690,000 in 2015.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT and Pac-Kit. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2016 was 8 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market retailers and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. In each 2016 and 2015, the Company had two customers that individually exceeded 10% of consolidated net sales. In 2016, net sales to these customers amounted to approximately 14% and 11%, respectively of consolidated net sales, and 12% for each in 2015.

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

Employees

As of December 31, 2016, the Company employed 400 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

You may obtain at no charge, a copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the Company’s website at http://www.acmeunited.com or by contacting the Investor Relations Department at the Company’s corporate offices by calling (203) 254-6060. Such reports and other information are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. In each of 2016 and 2015, the Company had two customers that individually exceeded 10% of consolidated net sales. In 2016, net sales to these customers amounted to approximately 14% and 11%, respectively of consolidated net sales, and 12% for each in 2015. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Changes in interest rates could adversely affect us.

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC, N.A. which presently bears interest at a rate of LIBOR plus 2%.   In response to the last global economic recession, actions of the U.S. Federal Reserve and other central banking institutions, were taken to create and maintain a low interest rate environment. However, in December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point for the first time since 2006. The U.S. Federal Reserve raised this rate by an additional quarter of a percentage point in December 2016 and indicated that additional increases would likely be forthcoming in 2017. While it is unclear whether these actions suggest a change in previous monetary policy positions, any such change or market expectation of such change may result in significantly higher long-term interest rates.   Increases in interest rates would increase our interest costs on our variable-rate debt, as well as any future fixed rate debt we may incur at higher interest rates, and interest which we pay reduces our cash available for working capital, acquisitions, and other uses.

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

The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations. Refer to Note 16 – Sale of Property - of the Notes to Consolidated Financial Statements for further discussion of the environmental costs related to the sale in 2014 of property owned by the Company in Fremont, NC.

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

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,903,424 shares of our common stock held by non-affiliates as of December 31, 2016. Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC	340,000	Warehousing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	375,000
Leased
Fairfield, CT	15,400	Administrative
Bentonville, AK	1,500	Administrative
Vancouver, WA	53,000	Manufacturing, warehousing and distribution
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, distribution and administrative
Smyrna, TN	13,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	174,300

Total	549,300

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

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the NYSE MKT under the symbol "ACU". The following table sets forth the high and low sale prices on the NYSE MKT for the Common Stock for the periods indicated:

Year Ended December 31, 2016	High	Low	Dividends Declared
Fourth Quarter	$26.66	$19.49	$.10
Third Quarter	22.19	18.42	.10
Second Quarter	18.85	15.95	.10
First Quarter	17.97	13.01	.10

Year Ended December 31, 2015
Fourth Quarter	$18.25	$15.58	$.10
Third Quarter	18.50	15.99	.09
Second Quarter	19.74	17.05	.09
First Quarter	20.30	17.34	.09

As of March 3, 2017 there were approximately 2,168 holders of record of the Company's Common Stock.

Performance Graph

The graph below compares the yearly cumulative total shareholder return on the Company’s Common Stock with the yearly cumulative total return of the following for the period 2011 to 2016: (a) the NYSE MKT Index and (b) a diversified peer group of companies that, like the Company, (i) are currently listed on the NYSE MKT, and (ii) have a market capitalization of $80 million to $90 million.

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2016, the Company repurchased 61,493 shares of its Common Stock. As of December 31, 2016, 41,227 shares may be purchased in the future under the repurchase program announced in 2010.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(All figures in thousands except per share data)

	2016	2015	2014	2013	2012
Net sales	$124,574	$109,812	$107,222	$89,577	$84,370
Net income	$5,851	$4,794	$4,789	$4,003	$3,549
Total assets	$92,066	$81,421	$79,308	$68,079	$67,828
Long-term debt, less current portion	$32,936	$25,913	$24,147	$22,912	$24,320
Net income
Per share (Basic)	$1.76	$1.44	$1.48	$1.26	$1.14
Per share (Diluted)	$1.64	$1.30	$1.36	$1.22	$1.13
Dividends per share	$0.40	$0.37	$0.34	$0.31	$0.28

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

Intangible Assets and Goodwill. Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2016 was 8 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2016 and 2015, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The net book value of the Company’s intangible assets was $13,988,186 as of December 31, 2016, compared to $11,950,991 as of December 31, 2015, and the net book value of the Company’s goodwill was approximately $3,948,000 at December 31, 2016 and $1,406,000 at December 31, 2015.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.40% to be appropriate as of December 31, 2016, which is a decrease of 0.1 percentage point from the rate used as of December 31, 2015.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2016. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the Notes to the Company’s Consolidated Financial Statements in this report.

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

Results of Operations 2016 Compared with 2015

On April 7, 2014, the Company sold its Fremont, NC distribution facility for $850,000 in cash. The facility originally served as a manufacturing site for the Company’s scissors and rulers. In conjunction with the sale of the property, the Company recorded a liability of $300,000 in the second quarter of 2014, related to environmental remediation of the property. The accrual included the total estimated costs of remedial activities and post-remediation operating and maintenance costs. The balance remaining in the accrual at December 31, 2016 was approximately $57,000. Additional information concerning the sale of the property is set forth in Note 16 – Sale of Property, in the Notes to Condensed Consolidated Financial Statements in this report.

On February 1, 2016, the Company purchased certain assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT), located in Marlborough, MA. DMT products are leaders in sharpening tools for knives, scissors, chisels and other cutting tools. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for $6.97 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of DMT assets is set forth in Note 17 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements in this report.

Net Sales

In 2016, sales increased by $14,762,000, or 13%, to $124,574,000 compared to $109,812,000 in 2015.

The U.S. segment sales increased by $14,144,000 or 15% in 2016 compared to 2015. The increase in net sales for the twelve months ended December 31, 2016 in the U.S. segment was primarily due to increased sales of Westcott school and office products, Camillus knives, Cuda fishing tools and first aid products. Revenues from the acquisition of DMT contributed $5.1 million.

Sales in Canada were constant in U.S. dollars but increased 4% in local currency in 2016 compared to 2015.

European sales increased by $572,000 or 9% in both U.S. dollars and local currency in 2016 compared to 2015. The increase in sales in Europe in 2016 was primarily due to sales of DMT products and increased market share in the office products channel.

Gross Profit

Gross profit was 36.6% of net sales in 2016 compared to 36.0% in 2015.

Selling, General and Administrative

Selling, general and administrative expenses were $37,113,000 in 2016 compared with $32,214,212 in 2015, an increase of $4,899,000 or 15%. SG&A expenses were 30% of net sales in 2016 compared to 29% in 2015. The increase in SG&A expenses was primarily the result of incremental fixed costs resulting from the acquisition of DMT assets and increases in delivery costs and sales commissions which resulted from higher sales and higher personnel related costs, which include compensation and recruiting costs.

Operating Income

Operating income was $8,442,000 in 2016, compared with $7,347,000 in 2015. Operating income in the U.S. increased by approximately $622,000 primarily as a result of higher sales. Operating income in Canada increased by approximately $510,000 principally due to higher sales. Operating income in the European segment decreased by approximately $40,000. Although sales and related gross margin increased in 2016 in Europe, the Company made investments in increased headcount for sales and logistics personnel.

Interest Expense, Net

Net interest expense for 2016 was $869,000, compared with $565,000 for 2015, an increase of $304,000. The increase in interest expense, net for 2016, was primarily the result of higher average borrowings during 2016 under the Company’s bank revolving credit facility compared to 2015.

Other Expense, Net

Net other expense was $77,000 in 2016 compared to net other expense of $167,000 in 2015. The decrease in other expense, net for 2016, was primarily due to lower losses from foreign currency transactions.

Income Tax

The effective tax rate in 2016 was 22%, compared to 28% in 2015. Excluding the impact of a charitable product donation in 2016, the effective tax rate would have been 25%. The 3 point decline in the effective tax rate was due to a lower proportion of earnings from operations in the United States, which has a higher tax rate than the countries in which our subsidiaries operate, compared to 2015.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2016.

Liquidity and Capital Resources

During 2016, working capital increased by approximately $5.0 million compared to December 31, 2015. Inventory increased by approximately $1.7 million, or 5%, which corresponds to the increase in sales. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover, calculated using a twelve month average inventory balance, increased to 2.1 from 2.0 at December 31, 2015. The reserve for slow moving and obsolete inventory was $677,253 at December 31, 2016 compared to $698,592 at December 31, 2015. We do not anticipate significant increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2017.

Receivables increased by approximately $400,000. The average number of days sales outstanding in accounts receivable was 64 days in 2016 compared to 64 days in 2015. Accounts payable and other current liabilities increased by approximately $.9 million.

At December 31, 2016, total debt outstanding under the Company’s revolving credit facility increased by approximately $7.0 million compared to total debt at December 31, 2015. The change in debt was primarily due to borrowings to fund the acquisition of assets of DMT on February 1, 2016. As of December 31, 2016, $32,935,858 was outstanding and $17,064,142 was available for borrowing under the Company’s revolving credit facility.

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt service coverage ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At December 31, 2016, the Company was in compliance with the covenants then in effect under the loan agreement with HSBC.

Capital expenditures during 2016 and 2015 were $1,809,823 and $1,756,732, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility. Capital expenditures in 2017 are expected to increase approximately $1.0 million over 2016 to increase capacity and upgrade equipment at the Company’s recently acquired DMT and Spill Magic facilities.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months.

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial state. The Company is still evaluating whether the adoption of this standard on January 1, 2017 will have a material impact on its consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015

Net sales	$124,574,371	$109,811,768

Cost of goods sold	$79,019,315	70,250,550

Gross profit	45,555,056	39,561,218

Selling, general and administrative expenses	37,113,000	32,214,212
Operating income	8,442,056	7,347,006

Non operating items:
Interest:
Interest expense	(868,626)	(570,080)
Interest income	119	4,868
Interest expense, net	(868,507)	(565,212)
Other expense	(76,846)	(167,397)
Total other expense, net	(945,353)	(732,609)
Income before income tax expense	7,496,703	6,614,397
Income tax expense	1,645,705	1,820,872
Net income	$5,850,998	$4,793,525

Earnings per share:
Basic	$1.76	$1.44
Diluted	$1.64	$1.30

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2016	2015

Net income	$5,850,998	$4,793,525
Other comprehensive (loss) gain -
Foreign currency translation	(89,556)	(830,867)
Change in net prior service credit
and actuarial gains (losses), net of
income tax expense	284,145	(52,825)
Total other comprehensive gain (loss)	194,589	(883,692)
Comprehensive income	$6,045,587	$3,909,833

See accompanying  Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,910,770	$2,425,891
Accounts receivable, less allowance	20,020,984	19,565,088
Inventories	37,237,861	35,507,591
Deferred income taxes	501,708	389,961
Prepaid expenses and other current assets	1,791,871	1,744,956
Total current assets	65,463,194	59,633,487

Property, plant and equipment:
Land	412,598	417,209
Buildings	5,668,866	5,418,101
Machinery and equipment	13,428,678	10,254,070
Total property, plant and equipment	19,510,142	16,089,380
Less: accumulated depreciation	11,537,242	8,687,902
Net plant, property and equipment	7,972,900	7,401,478

Intangible assets, less accumulated amortization	13,988,186	11,950,991
Goodwill	3,948,235	1,406,000
Deferred income taxes	668,641	880,917
Other assets	24,936	148,493
Total assets	$92,066,092	$81,421,366

LIABILITIES
Current liabilities:
Accounts payable	$7,338,798	$6,664,160
Other accrued liabilities	5,480,950	5,272,593
Total current liabilities	12,819,748	11,936,753
Long-term debt	32,935,858	25,912,652
Other accrued liabilities - non current	190,140	388,400
Total liabilities	45,945,746	38,237,805

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,788,965 shares in 2016 and 4,751,060 shares in 2015, including treasury stock	11,971,657	11,876,895
Treasury stock, at cost, 1,464,010 in 2016
and 1,402,517 shares in 2015	(13,870,041)	(12,962,947)
Additional paid-in capital	8,493,256	9,460,008
Accumulated other comprehensive loss	(2,336,201)	(2,530,790)
Retained earnings	41,861,675	37,340,395
Total stockholders' equity	46,120,346	43,183,561
Total liabilities and stockholders' equity	$92,066,092	$81,421,366

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2014	3,291,352	11,632,805	(12,283,251)	7,941,330	(1,647,098)	33,784,270	39,428,056
Net income						4,793,525	4,793,525
Total other comprehensive loss					(883,692)		(883,692)
Stock compensation expense				513,986			513,986
Distribution to shareholders						(1,237,400)	(1,237,400)
Issuance of common stock	97,636	244,090		1,004,692			1,248,782
Purchase of treasury stock	(40,445)		(679,696)				(679,696)
Balances, December 31, 2015	3,348,543	11,876,895	(12,962,947)	9,460,008	(2,530,790)	37,340,395	43,183,561
Net income						5,850,998	5,850,998
Total other comprehensive loss					194,589		194,589
Stock compensation expense				440,536			440,536
Tax benefit from exercise of
employee stock options				567,309			567,309
Distribution to shareholders						(1,329,717)	(1,329,717)
Issuance of common stock	37,905	94,762		299,776			394,538
Cash settlement of stock options				(2,274,374)			(2,274,374)
Purchase of treasury stock	(61,493)		(907,094)				(907,094)
Balances, December 31, 2016	3,324,955	11,971,657	(13,870,041)	8,493,256	(2,336,201)	41,861,675	46,120,346

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Operating activities:
Net income	$5,850,998	$4,793,525
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	1,490,805	1,318,357
Amortization	930,941	734,496
Stock compensation expense	440,536	513,986
Deferred income taxes	100,529	(201,553)
Changes in operating assets and liabilities
Accounts receivable	499,940	(16,948)
Inventories	(1,483,785)	(2,599,728)
Prepaid expenses and other current assets	314,824	(123,267)
Accounts payable	610,498	(1,065,428)
Other accrued liabilities	101,927	(2,273,701)
Total adjustments	3,006,214	(3,713,786)
Net cash provided by operating activities	8,857,211	1,079,738
Investing activities:
Purchase of property, plant and equipment	(1,809,823)	(1,756,732)
Purchase of patents and trademarks	(29,371)	(161,877)
Proceeds from sales of plant, property and equipment	—	4,980
Acquisition of DMT	(6,970,910)	—
Net cash used by investing activities	(8,810,104)	(1,913,629)
Financing activities:
Net borrowings of long-term debt	7,023,205	1,765,811
Distributions to shareholders	(1,332,757)	(1,198,848)
Cash settlement of stock options	(2,274,374)	—
Excess Tax benefit from the exercise of stock options	567,309	—
Purchase of treasury stock	(907,094)	(679,696)
Issuance of common stock	394,538	1,248,782
Net cash provided by financing activities	3,470,827	1,136,049
Effect of exchange rate changes	(33,056)	(161,929)
Net increase in cash and cash equivalents	3,484,880	140,231
Cash and cash equivalents at beginning of year	2,425,891	2,285,660
Cash and cash equivalents at end of year	$5,910,770	$2,425,891

Supplemental cash flow information
Cash paid for income taxes	$1,779,879	$2,412,008
Cash paid for interest expense	$841,634	$563,837

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

Translation of Foreign Currency - For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Foreign currency transaction losses, which are included in other expense, net, were $75,041 in 2016 and $202,587 in 2015.

Cash Equivalents - Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable - Accounts receivable are shown less an allowance for doubtful accounts of $152,357 at December 31, 2016 and $104,760 at December 31, 2015.

Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets– Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2016 was 8 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2016 and 2015, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Deferred Income Taxes - Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition – Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer, and when collection is reasonably assured. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives are earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Research and Development – Research and development costs ($750,000 in 2016 and 690,000 in 2015) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($5,388,481 in 2016 and $4,597,663 in 2015) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,934,250 in 2016 and $1,717,456 in 2015) are included in selling, general and administrative expenses.

Subsequent Events - The Company has evaluated events and transactions subsequent to December 31, 2016 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. In 2016 and 2015, the Company had two customers that individually exceeded 10% of consolidated net sales. In 2016, net sales to these customers amounted to approximately 14% and 11%, respectively, and 12% for each in 2015.

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial state. The Company is still evaluating whether the adoption of this standard on January 1, 2017 will have a material impact on its consolidated financial statements.

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

3.  Inventories

	December 31,
Inventories consisted of:	2016	2015
Finished goods	$33,971,922	$29,802,745
Work in process	187,833	169,540
Materials and supplies	3,078,106	5,535,306
	$37,237,861	$35,507,591

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $677,253 as of December 31, 2016 and $698,592 as of December 31, 2015.

4.  Intangible Assets and Goodwill

	December 31,
Intangible assets consisted of:	2016	2015

First Aid Only Tradename, Customer List	$8,910,010	$8,910,010
DMT Tradename, Customer List	2,756,000	—
DMT Non-Compete	183,000	—
Patents	2,271,980	2,242,844
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
C-Thru, Customer List	1,050,000	1,050,000
Subtotal	17,334,688	14,366,552
Accumulated amortization	3,346,502	2,415,561
Subtotal Intangible assets	13,988,186	11,950,991

Goodwill	3,948,235	1,406,000
	$17,936,421	$13,356,991

Amortization expense for patents and trademarks for the years ended December 31, 2016, and 2015 were $930,941 and $734,496, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2017 - $953,038; 2018 - $932,247; 2019 - $881,785; 2020 - $877,164; and 2021 - $875,339.

5.  Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	December 31,
	2016	2015
Customer rebates	$2,789,003	$3,168,756
Remediation liability	57,197	80,947
Pension liability	205,071	359,216
Other	2,619,819	2,052,074
	$5,671,090	$5,660,993

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2016, the Company did not contribute to the plan.

The plan asset weighted average allocation at December 31, 2016 and December 31, 2015, by asset category, were as follows:

Asset Category	2016	2015
Equity Securities	65%	58%
Fixed Income Securities	32%	37%
Other Securities / Investments	3%	5%
Total	100%	100%

The Company’s investment policy for the pension plan is to minimize risk by balancing investments between equity securities and fixed income securities. Plan funds are invested in long-term obligations with a history of moderate to low risk.

As of December 31, 2015, equity securities in the pension plan included 10,000 shares of the Company's Common Stock, having a market value of $174,000. As of December 31, 2016, the plan did not hold shares of the Company.

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2016 and 2015:

2016	Level 1	Level 2	Level 3	Total
Money Market Fund	$19,327	$19,897	$—	$39,224
Acme United Common Stock	—	—	—	—
Equity Common and Collected Funds	131,737	705,523	—	837,260
Fixed Income Common and Collected Funds	104,491	313,752	—	418,243
Total	$255,555	$1,039,172	$—	$1,294,727

2015	Level 1	Level 2	Level 3	Total
Money Market Fund	$66,914	$—	$—	$66,914
Acme United Common Stock	174,000	—	—	174,000
Equity Common and Collected Funds	—	652,135	—	652,135
Fixed Income Common and Collected Funds	—	524,523	—	524,523
Total	$240,914	$1,176,658	$—	$1,417,572

 Other disclosures related to the pension plan follow:

	2016	2015
Assumptions used to determine benefit obligation:
Discount rate	3.40%	3.50%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,776,788)	$(1,904,377)
Interest cost	(55,811)	(59,348)
Service cost	(36,000)	(25,000)
Actuarial gain (loss)	99,019	(62,677)
Benefits and plan expenses paid	269,782	274,614
Benefit obligation at end of year	(1,499,798)	(1,776,788)

Changes in plan assets:
Fair value of plan assets at beginning of year	1,417,572	1,684,535
Actual return on plan assets	146,937	(22,349)
Employer contribution	—	30,000
Benefits and plan expenses paid	(269,782)	(274,614)
Fair value of plan assets at end of year	1,294,727	1,417,572
Funded status	$(205,071)	$(359,216)

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,128,647	$1,423,319
Prior service cost	2,168	2,711
Total	$1,130,815	$1,426,030

Accrued benefits costs are included in other accrued liabilities (non-current).

	2016	2015
Assumptions used to determine net periodic benefit cost:
Discount rate	3.50%	3.23%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Interest cost	$55,811	$59,348
Service cost	36,000	25,000
Expected return on plan assets	(76,138)	(92,620)
Amortization of prior service costs	543	9,155
Amortization of actuarial loss	124,854	122,352
Net periodic benefit cost	$141,070	$123,235

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2016	2015

Balance at beginning of the year	$1,426,030	$1,379,890
Change in net loss	(169,818)	177,647
Amortization of actuarial loss	(124,854)	(122,352)
Amortization of prior service cost	(543)	(9,155)
Change recognized in other comprehensive income	(295,215)	46,140
Total recognized in other comprehensive income	$1,130,815	$1,426,030

The Company anticipates that in 2017, net periodic benefit cost will include approximately $106,000 of net actuarial loss and $1,000 of prior service cost.

The following benefits are expected to be paid:

2017	$207,000
2018	187,000
2019	169,000
2020	152,000
2021	136,000
Years 2022 - 2026	488,000

The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2016 and 2015, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this profit sharing plan was $188,518 in 2016 and $166,050 in 2015.

 7.  Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2016	2015
Current:
Federal	$566,361	$1,304,253
State	(5,648)	164,913
Foreign	984,469	553,259
	1,545,182	2,022,425

Deferred:
Federal	83,290	(196,476)
State	17,233	(5,077)
	100,523	(201,553)
	$1,645,705	$1,820,872

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2016	2015
United States	$2,008,065	$3,256,251
Foreign	5,488,638	3,358,146
	$7,496,703	$6,614,397

As discussed in Note 10 below, for segment reporting, Direct Import sales are included in the United States segment. However, the revenues are earned by our Hong Kong subsidiary and related income taxes are paid in Hong Kong whose rate approximates 16.5%. As such, income of the Asian subsidiary is included in the foreign income before taxes.

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts  reported in operations:

	2016	2015
Federal income
taxes at
34% statutory rate	$2,496,270	$1,878,464
State and local
taxes, net of
federal income
tax effect	18,998	105,492
Permanent items	(25,077)	328,075
Foreign tax rate difference	(919,038)	(601,269)
Change in deferred income tax
valuation allowance	74,552	110,110

Provision for income taxes	$1,645,705	$1,820,872

The following summarizes deferred income tax assets and liabilities:

	2016	2015
Deferred income tax liabilities:
Plant, property
and equipment	$604,271	$536,759
	604,271	536,759

Deferred income tax assets:
Asset valuations	720,189	677,994
Operating loss
carryforwards and credits	121,658	110,110
Pension	227,681	189,920
Foreign tax credit	186,504	186,504
Other	593,140	753,219
	1,849,172	1,917,747
Net deferred
income tax asset before valuation allowance	1,244,901	1,380,988
Valuation
allowance	(74,552)	(110,110)
Net deferred
income tax asset	$1,170,349	$1,270,878

In 2016, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2013 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016.

In accordance with the Company’s accounting policies, any interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

The Company provides deferred income taxes on foreign subsidiary earnings, which are not considered permanently reinvested. Earnings permanently reinvested would become taxable upon the sale or liquidation of a foreign subsidiary or upon the remittance of dividends. The Company plans to repatriate future earnings of its Canadian subsidiary and will provide for U.S. income taxes accordingly. Foreign subsidiary earnings of $7,158,497 and $3,157,020 are considered permanently reinvested as of December 31, 2016 and 2015, respectively, and no deferred income taxes have been provided on these foreign earnings. These unremitted foreign earnings are primarily related to the Hong Kong subsidiary, and there is no unrecognized deferred income tax liability for these permanently reinvested earnings.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary and carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt

On May 6, 2016, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for borrowings of up to an aggregate of $50 million at an interest rate of LIBOR plus 2.0%. In addition, the Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At December 31, 2016, the Company was in compliance with the covenants then in effect under its loan agreement.

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2016, $32,935,858 was outstanding and $17,064,142 was available for borrowing under the Company’s revolving loan agreement.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $1,227,341 and $1,350,617 in 2016 and 2015, respectively. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2016 are as follows: 2017 - $1,207,410; 2018 - $1,088,244; 2019 - $918,549; 2020 - $873,644; 2021 – $437,668 and thereafter - $0.

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

Domestic sales orders are filled from the Company’s distribution centers in North Carolina, Washington and Massachusetts. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct Import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct Import sales are made in larger quantities than domestic sales, typically full containers. Direct Import sales represented approximately 17% and 18% of the Company’s total net sales in 2016 and 2015, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2016 and 2015:

Financial data by segment:

Year Ended December 31, 2016

(000's omitted)	United States	Canada	Europe	Consolidated
Net sales	$110,793	$6,824	$6,957	$124,574

Operating income	7,769	568	105	8,442
Assets	84,104	3,882	4,080	92,066
Additions to property, plant and equipment	1,737	7	44	1,789
Depreciation and amortization	2,362	8	23	2,393

Year Ended December 31, 2015

Net sales	$96,622	$6,804	$6,385	$109,812

Operating income	7,147	56	144	7,347
Assets	73,688	3,709	4,024	81,421
Additions to property, plant and equipment	1,720	19	17	1,757
Depreciation and amortization	2,017	8	28	2,053

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2016	2015
Total operating income	$8,442	$7,347
Interest expense, net	869	565
Other expense, net	77	167
Consolidated income before taxes	$7,497	$6,614

Net Income	$5,851	$4,794

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2016	2015
United States	$109,823	$95,652
International:
Canada	6,824	6,804
Europe	6,957	6,385
Other	970	971
Total International	$14,751	$14,160

Total Revenues	$124,574	$109,812

11. Stock Option Plans

The Company grants stock options under the 2012 Employee Stock Option Plan (the “2012 Employee Plan”). The Company also has two plans under which the Company no longer grants options but under which certain options remain outstanding: the 2002 Employee stock Option Plan and the 2005 Non-Salaried Director Stock Option Plan (the “2005 Director Plan”).

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2016, the number of shares available for grant under the 2012 Employee Plan was 66,850. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee Plan.

The 2005 Director Plan, as amended, provided for the issuance of stock options for up to a total of 180,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who have not received any prior grant under this or previous plans received an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option received a 5,000 share option (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 25, 2015.

The Company has amended certain of its stock option plans for both employees and directors to permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option ( a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2016, the Company paid a total of approximately $2,274,000 to optionees who had elected a net cash settlement of their respective options.

A summary of changes in options issued under the Company’s stock option plans follows:

37

	2016	2015

Options outstanding at the
beginning of the year	1,267,802	1,357,813
Options granted	171,000	47,000
Options forfeited	(33,825)	(39,375)
Options exercised	(316,699)	(97,636)
Options outstanding at
the end of the year	1,088,278	1,267,802
Options exercisable at the
end of the year	769,403	970,017
Common stock available for future grants at the end of the year	66,850	201,350
Weighted average exercise price per share:
Granted	$21.41	$18.90
Forfeited	15.03	15.65
Exercised	10.99	12.79
Outstanding	14.18	12.46
Exercisable	12.29	11.72

A summary of options outstanding at December 31, 2016 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.30 to $10.10	214,038	4	$ 9.49	214,038	$ 9.49
$10.11 to $12.14	221,865	5	10.85	212,490	10.80
$12.15 to $14.68	218,000	5	13.49	182,000	13.44
$14.69 to $16.98	216,375	6	16.35	134,125	16.20
$16.99 to $21.49	218,000	9	20.84	26,750	19.09
	1,088,278			769,403

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

The assumptions used to value option grants for the twelve months ended December 31, 2016 and December 31, 2015 were as follows:

	2016	2015
Expected life in years	5	5
Interest rate	1.07 – 1.24%	1.33 – 1.62%
Volatility	.236-.258	.234-.252
Dividend yield	1.6% - 2.0%	1.95% - 2.10%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015 was $440,536 and $513,986, respectively. At December 31, 2016, there was approximately $867,624 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2016, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2016 and 2015 was $4.05 and $3.44 per option, respectively. The aggregate intrinsic value of outstanding options was $12,395,486 at December 31, 2016. The aggregate intrinsic value of exercisable options was $10,271,617 at December 31, 2016. The aggregate intrinsic value of options exercised during 2016 was $4,633,306.

12. Earnings Per Share

The calculation of earnings per share follows:

	2016	2015
Numerator:
Net income	$5,850,998	$4,793,525
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,327,867	3,334,790
Effect of dilutive employee stock options	249,956	352,546
Denominator for dilutive earnings per share	3,577,823	3,687,336
Basic earnings per share	$1.76	$1.44
Dilutive earnings per share	$1.64	$1.30

For 2016 and 2015, respectively, 203,000 and 47,000 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13.    Accumulated Other Comprehensive (loss) income

The components of accumulated other comprehensive (loss) income follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2014	$(751,765)	$(895,332)	$(1,647,098)
Change in net prior service credit
and actuarial losses, net of tax		(52,825)	(52,825)
Translation adjustment	(830,867)		(830,867)
Balances, December 31, 2015	$(1,582,632)	$(948,157)	$(2,530,790)
Change in net prior service credit
and actuarial losses, net of tax		284,145	284,145
Translation adjustment	(89,556)		(89,556)
Balances, December 31, 2016	$(1,672,188)	$(664,012)	$(2,336,201)

14. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

15. Quarterly Data (unaudited)

Quarters (000's omitted, except per share data)

2016	First	Second	Third	Fourth	Total
Net sales	$25,288	$40,997	$31,913	$26,377	$124,574
Cost of goods sold	16,103	26,302	20,050	16,564	79,019
Net income	565	3,267	1,473	545	5,851
Basic earnings per share	$0.17	$0.98	$0.44	$0.16	$1.76
Diluted earnings per share	$0.16	$0.91	$0.40	$0.15	$1.64
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.40

2015	First	Second	Third	Fourth	Total
Net sales	$22,837	$33,954	$29,903	$23,118	$109,812
Cost of goods sold	14,402	21,419	19,578	14,852	70,251
Net income	436	2,710	1,208	440	4,794
Basic earnings per share	$0.13	$0.82	$0.36	$0.12	$1.44
Diluted earnings per share	$0.12	$0.74	$0.33	$0.11	$1.30
Dividends per share	$0.09	$0.09	$0.09	$0.10	$0.37

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

The change in the accrual for environmental remediation, which is included in other accrued liabilities on the accompanying consolidated balance sheets, for the twelve months ended December 31, 2016 follows (in thousands):

	Balance at December 31, 2015	Payments	Balance at December 31, 2016
Fremont, NC	$80	$(23)	$57
Total	$80	$(23)	$57

17. Business Combinations

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

Net sales from the date of acquisition through December 31, 2016 attributable to DMT products were approximately $5.6 million. Net income from the date of acquisition through December 31, 2016 attributable to DMT products was approximately $800,000.

Assuming DMT was acquired on January 1, 2016, unaudited proforma combined net sales for the twelve months ended December 31, 2016 for the Company would have been approximately $125.2 million. Unaudited proforma combined net income for the twelve months ended December 31, 2016 for the Company would have been approximately $5.9 million.

Assuming DMT was acquired on January 1, 2015, unaudited proforma combined net sales for the twelve months ended December 31, 2015, for the Company would have been approximately $115.3 million. Unaudited proforma combined net income for the twelve months ended December 31, 2015 for the Company would have been approximately $5.3 million.

18. Subsequent Event

On February 1, 2017 the Company announced that it had acquired assets of Spill Magic, Inc., for $7.2 million in cash. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use its products to remove liquids from broken glass containers, oil and gas spills, bodily fluids, and solvents. Its easy-to-use and environmentally friendly products permanently absorb the spills, leaving the floors underneath dry and reducing injuries from falls. Spill Magic also sells spill clean-up kits and blood borne pathogen kits for the safety market.

The acquired assets include inventory, accounts receivable and fixed assets. Spill Magic is located in Santa Ana, California and Smyrna, Tennessee, and began operations in 1995. The company employed 22 people all of whom the Company retained.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Acme United Corporation

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acme United Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

marcum llp

New Haven, Connecticut

March 10, 2017

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	66	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	60	President, Chief Operating Officer and Director
Paul G. Driscoll	56	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	67	Director
Richmond Y. Holden, Jr.	63	Director
Susan H. Murphy	65	Director
Stevenson E. Ward III	71	Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen has served on the Board of TOMI Environmental Solutions, Inc., a publicly traded company, since February 1, 2016. Mr. Johnsen’s qualifications to serve on the Board include the in-depth knowledge of all facets of the Company’s business which he has gained during his more than fifteen years of service as the Company’s Chief Executive Officer.

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

Paul G. Driscoll has served as Vice President and Chief Financial Officer, Secretary and Treasurer since October 2, 2002. Mr. Driscoll joined Acme as Director of International Finance on March 19, 2001. From 1997 to 2001, he was employed by Ernest and Julio Gallo Winery, including as Director of Finance and Operations in Japan. Prior to Gallo he served in several increasingly responsible finance positions in Sterling Drug Inc. in New York City and Sanofi S.A. in France.

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

Richmond Y. Holden, Jr. has served as director since 1998. Mr. Holden served as President and CEO of . INgageHub, a cloud based Marketing SaaS platform, from January 2015 through early 2016; he continues to serve as a senior advisor to the company. In 2007, Mr. Holden joined School Specialty, Inc., a distributor of school supplies, equipment and curriculum products. He last served as Executive Vice President of School Specialty, Inc., and President of the Curriculum Group, a division of School Specialty Inc., 2013- December 2014.  He was President of Educational Resources, a division of School Specialty, Inc., from 2010 to 2013. He served as Chairman and Chief Executive Officer of J.L. Hammett Co., a reseller of educational, curriculum, equipment, and products from 1992 to 2006. Commencing in 2007, Mr. Holden served on the Board of Directors of Software Secure, Incorporated, a privately-held company headquartered in Newton, MA, which focused on secure online educational testing technology, until its sale in late 2016. He has served on the Board of Directors of Codman Academy Charter Public School in Boston MA since 2012. The qualifications of Mr. Holden to serve on the Board of the Company include his substantial senior executive management experience of large complex companies in the educational markets. In particular, as a result of his experience with School Specialty Inc., then a $650 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to developmental strategy, finance, marketing, sales, technology, sourcing, pricing and distribution.

Susan H. Murphy has served as director since 2003. Vice President Emerita, Cornell University, from which Dr. Murphy retired in 2016 after a 38-year career, commencing in 1978. She served as Dean of Admissions and Financial Aid from 1985 to 1994; Vice President of Student and Academic Services from 1994 to June 2015, and thereafter she worked in Alumni Affairs and Development until her retirement. In 2013, Dr. Murphy became a member of the Board of Trustees of Adelphi University, and, since July 2016, has served as Vice Chair of its Board of Trustees.  She also serves on the Board of Directors for Kendal at Ithaca, a not-for-profit continuing care retirement community (since April 2014); Tompkins County Community Foundation (since January 2015); and Let’s Get Ready, an organization which provides low-income high school students with support services to help them gain admission to and graduate from college (since September 2016). Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

Stevenson E. Ward III has served as director since 2001. Mr. Ward served as Vice President and Chief Financial Officer of Triton Thalassic Technologies, Inc. from 2000 until his retirement in 2014. Triton’s technology controls and inactivates pathogens in the healthcare and industrial industries. From 1998 through 2000, Mr. Ward served as Senior Vice President-Administration of Sanofi-Synthelabo, Inc., a major multinational pharmaceutical company. He served as Executive Vice President (1996-1998), responsible for legal, tax, treasury, employee benefits and other functions, and Chief Financial Officer (1994-1996) of Sanofi, Inc., the North American holding company for Sanofi. He also served as Vice President-Finance and Administration, Pharmaceutical Group, Sterling Winthrop, Inc. (1992-1994). Prior to joining Sterling, he was employed by General Electric Company in management positions in Purchasing, Corporate Audit and Finance. Mr. Ward’s qualifications for service on the Board include his extensive experience in senior executive level positions in finance, corporate audit and administration at two Fortune 100 multinational corporations. He also holds a Masters in Business Administration (MBA) degree.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2017 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2017 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2017 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit
2	Asset Purchase Agreement with First Aid Only, Inc. dated as of June 2, 2014(1)
3(i)	Certificate of Organization of the Company (2)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (2)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (3)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (3)
3(ii)	Bylaws (11)
4	Specimen of Common Stock certificate (3)
10.1	Non-Salaried Director Stock Option Plan dated April 22, 1996* (4)
10.1(a)	Amendment No. 1 to the Non-Salaried Director Stock Option Plan *(5)
10.1(b)	Amendment No. 2 to the Non-Salaried Director Stock Option Plan *(6)
10.3	2002 Acme United Employee Stock Option Plan as amended (12)

10.4	Severance Pay Plan dated September 28, 2004* (15)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (14)*
10.6	2005 Non-Salaried Director Stock Option Plan, amended (13)
10.8	Deferred Compensation Plan dated October 2, 2007* (16)
10.9	2012 Acme United Employee Stock Option Plan (17)
10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012(18)
10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (19)
10.10(c)	Amended and restated note
10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013
10.11	Change in Control Plan as amended dated February 24, 2011* (20)
21	Subsidiaries of the Registrant
23.1	Consent of MARCUM LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed as an Exhibit to the Company’s form 8-K/A filed on August 19, 2014.

(2)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.

(3)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

(4)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26739 filed with the Commission on May 9, 1997.

(5)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84505 filed with the Commission on August 4, 1999.

(6)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70348 filed with the Commission on September 21, 2000.

(7)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 29, 1996.

(8)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-26737 filed with the Commission on May 9, 1997.

(9)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-84499 filed with the Commission on August 4, 1999.

(10)	Previously filed in the Company’s Form S-8 Registration Statement No. 333-70346 filed with the Commission on September 27, 2001.

(11)	Previously filed in the Company’s form 8-K filed on March 3, 2006.

(12)	Previously filed in the Company’s Proxy statement for the 2005 Annual Meeting of Shareholders.

(13)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005. This plan expired in 2015.

(14)	Previously filed in the Company’s form 8-K filed on December 21, 2010.

(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.

(16)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.

(17)	Previously filed as an exhibit to the Company’s Form 10-Q filed on April 14, 2012.

(18)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.

(19)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 6, 2013.

(20)	Previously filed as an exhibit to the Company’s Form 10-k filed on March 11, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

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

