Form 10-Q
period 2017-03-31
ACME UNITED CORP
filed 2017-05-12
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]     No  [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]     Accelerated filer [_]     Non-accelerated filer [_]     Smaller reporting company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [_]     No  [X]

As of May 1, 2017 the registrant had outstanding 3,354,712 shares of its $2.50 par value Common Stock.

2

ACME UNITED CORPORATION

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,175	$5,911
Accounts receivable, less allowance	21,251	20,021
Inventories:
Finished goods	31,319	33,972
Work in process	186	188
Raw materials and supplies	5,779	3,078
	37,284	37,238
Prepaid expenses and other current assets	2,879	2,293
Total current assets	67,589	65,463
Property, plant and equipment:
Land	414	413
Buildings	5,808	5,669
Machinery and equipment	14,129	13,428
	20,351	19,510
Less accumulated depreciation	11,971	11,537
	8,380	7,973

Goodwill	3,948	3,948
Intangible assets, less accumulated amortization	19,525	13,988
Other assets	762	694
Total assets	$100,204	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$5,731	$7,339
Other accrued liabilities	3,204	5,481
Total current liabilities	8,935	12,820
Long-term debt	44,382	32,936
Other non-current liabilities	284	190
Total liabilities	53,601	45,946

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,801,465 shares in 2017 and 4,788,965 in 2016
including treasury stock	12,003	11,972
Additional paid-in capital	8,532	8,493
Retained earnings	42,189	41,861
Treasury stock, at cost - 1,464,010 shares in 2017 and 2016	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(664)	(664)
Translation adjustment	(1,587)	(1,672)
	(2,251)	(2,336)
Total stockholders’ equity	46,603	46,120
Total liabilities and stockholders’ equity	$100,204	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$27,745	$25,288
Cost of goods sold	17,181	16,103

Gross profit	10,564	9,185

Selling, general and administrative expenses	9,372	8,230
Operating income	1,192	955

Non-operating items:
Interest:
Interest expense	269	184
Interest income	(6)	—
Interest expense, net	263	184
Other income, net	(9)	(38)
Total other expense, net	254	146
Income before income tax expense	938	809
Income tax expense	279	244
Net income	$659	$565

Basic earnings per share	$0.20	$0.17

Diluted earnings per share	$0.18	$0.16

Weighted average number of common shares outstanding
denominator used for basic per share computations	3,329	3,336
Weighted average number of dilutive stock options outstanding	401	236
Denominator used for diluted per share computations	3,730	3,572

Dividends declared per share	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income	$659	$565
Other comprehensive income:
Foreign currency translation adjustment	85	252
Comprehensive income	$744	$817

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$659	$565
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	396	357
Amortization	278	218
Stock compensation expense	115	102
Changes in operating assets and liabilities:
Accounts receivable	(574)	1,748
Inventories	502	(1,619)
Prepaid expenses and other assets	(566)	(626)
Accounts payable	(1,591)	(489)
Other accrued liabilities	(2,271)	(2,611)
Total adjustments	(3,711)	(2,920)
Net cash used by operating activities	(3,052)	(2,355)

Cash flows from investing activities:
Purchase of property, plant and equipment	(504)	(449)
Purchase of patents and trademarks	—	(10)
Acquisition of businesses	(7,233)	(6,971)
Net cash used by investing activities	(7,737)	(7,430)

Cash flows from financing activities:
Net borrowings of long-term debt	11,436	9,783
Cash settlement of stock options	(231)	(130)
Proceeds from issuance of common stock	186	351
Distributions to stockholders	(332)	(335)
Purchase of treasury stock	—	(846)
Net cash provided by financing activities	11,059	8,823

Effect of exchange rate changes on cash and cash equivalents	(6)	10
Net increase (decrease) in cash and cash equivalents	264	(952)

Cash and cash equivalents at beginning of period	5,911	2,426

Cash and cash equivalents at end of period	$6,175	$1,474

Supplemental cash flow information:
Cash paid for income taxes	$59	$589
Cash paid for interest	$236	$164

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

1. Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for such disclosures. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2017 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued Accounting Guidance

In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial state. The new standard was effective for the Company beginning on January 1, 2017. The effect of ASU 2016-09 did not have a material impact on the consolidated financial statements for the three months ended March 31, 2017.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of first quarter 2017, which will simplify our future goodwill impairment testing.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this guidance. We do not expect that ASU 2017-01 will have a material impact on our financial statements.

2. Contingencies

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

Remediation work on the project was completed in 2015. The monitoring period is expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the three months ended March 31, 2017 follows (in thousands):

	Balance at December 31, 2016	Payments	Balance at March 31, 2017
Fremont, NC	$57	$(0)	$57
Total	$57	$(0)	$57

3. Pension

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Components of net periodic benefit cost:
Interest cost	$14	$14
Service cost	9	9
Expected return on plan assets	(20)	(19)
Amortization of prior service costs	2	—
Amortization of actuarial loss	26	31
	$31	$35

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2017, the Company is not required to contribute to the plan. As of March 31, 2017, the Company had not made any contributions to the plan in 2017.

4. Debt and Shareholders’ Equity

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility returns to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same six month period. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At March 31, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $44,382,000 and $32,936,000, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended March 31, 2017, the Company issued a total of 12,500 shares of common stock and received aggregate proceeds of $185,575 upon exercise of employee stock options. Also during the three month period ended March 31, 2017, the Company paid approximately $231,000 to optionees who had elected a net cash settlement of their respective options.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington and Massachusetts. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 7% of the Company’s total net sales for the three months ended March 31, 2017 compared to 13% for the comparable period in 2016.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three months ended March 31, 2017 and 2016:

Financial data by segment:

(in thousands)

	Three months ended March 31,
Sales to external customers:	2017	2016
United States	$24,475	$22,526
Canada	1,391	1,389
Europe	1,879	1,373
Consolidated	$27,745	$25,288

Operating income (loss):
United States	$1,108	$945
Canada	32	32
Europe	52	(22)
Consolidated	$1,192	$955

Interest expense, net	263	184
Other income, net	(9)	(38)
Consolidated income before income taxes	$938	$809

Assets by segment:
	March 31	December 31
	2017	2016
United States	$91,891	$84,104
Canada	3,903	3,882
Europe	4,410	4,080
Consolidated	$100,204	$92,066

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $115,000 and $102,198 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was a total of $1,274,233 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share–based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately 3 years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

8. Business Combination

On February 1, 2016, the Company acquired the assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (“DMT”) based in Marlborough, MA for $6.97 million in cash. The DMT products are leaders in sharpening tools for knives, scissors, chisels, and other cutting tools. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The acquired assets include over 50 patents and trademarks.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Accounts Receivable	$1,145
Inventory	280
Equipment	262
Prepaid expenses	176
Intangible Assets	5,481
Total assets	$7,344

Liabilities
Accounts Payable	$192
Accrued Expense	181
Total liabilities	$373

Assuming the assets of DMT were acquired on January 1, 2016, unaudited pro forma combined net sales for the three months ended March 31, 2016 for the Company would have been approximately $25.9 million. Unaudited pro forma combined net income for the three months ended March 31, 2016 for the Company would have been approximately $0.6 million.

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN for $7.2 million in cash. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use its products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents.

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts receivable	$684
Inventory	453
Equipment	296
Intangible assets	5,800
Total assets	$7,233

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

Assuming Spill Magic asset were acquired on January 1, 2017, unaudited pro forma combined net sales for the three months ended March 31, 2017 for the Company would have been approximately $28.1 million. Unaudited pro forma combined net income for the three months ended March 31, 2017 for the Company would have been approximately $0.7 million.

Net sales for the three months ended March 31, 2017 attributable to Spill Magic products were approximately $1.2 million. Net income for the three months ended March 31, 2017 attributable to Spill Magic products was approximately $0.1 million.

Assuming Spill Magic assets were acquired on January 1, 2016, unaudited proforma combined net sales for the three months ended March 31, 2016, for the Company would have been approximately $26.8 million. Unaudited proforma combined net income for the three months ended March 31, 2016 for the Company would have been approximately $0.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, in addition to others not listed, could cause the Company’s actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of uncertainties in global economic conditions, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the impact of any loss of a major customer, whether through consolidation or otherwise, the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business or assets which it might acquire, currency fluctuations and potential increases in the cost of borrowings resulting from rising interest rates. For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products area leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use its products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of Spill Magic assets is set forth in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2017 were $27,745,000 compared with $25,288,000 in the same period in 2016, a 10% increase. Net sales for the three months ended March 31, 2017 in the U.S. segment increased 9%, compared with the same period in 2016. Sales in the U.S. for the three month period increased compared to the same period last year, primarily due to higher sales of first aid products and incremental sales resulting from the acquisition of Spill Magic products.

Net sales in Canada for the three months ended March 31, 2017 remained constant in U.S. dollars but declined 3% in local currency, compared with the same period in 2016.

European net sales for the three months ended March 31, 2017 increased 37% in both U.S. dollars and local currency, compared with the same period in 2016. The increase in net sales for the three months was primarily due to new customers in the office products channel and sales of DMT products.

Gross profit

Gross profit for the three months ended March 31, 2017 was $10,564,000 (38.1% of net sales) compared to $9,185,000 (36.3% of net sales) for the same period in 2016. The increase in gross profit was primarily due to improvements in manufacturing efficiencies in the Company’s first aid operations and a favorable product mix.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2017 were $9,372,000 (33.8% of net sales) compared with $8,230,000 (32.5% of net sales) for the same period of 2016, an increase of $1,142,000. The increases in SG&A expenses for the three months ended March 31, 2017, compared to the same period in 2016 were primarily the result of incremental fixed costs resulting from the acquisition of Spill Magic assets and increases in delivery costs and sales commissions which resulted from higher sales. The Company also had higher personnel related costs, which include compensation and recruiting costs, primarily from additional headcount.

Operating income

Operating income for the three months ended March 31, 2017 was $1,192,000 compared with $955,000 in the same period of 2016. Operating income in the U.S. segment increased by $163,000 for the three months ended March 31, 2017, compared to the same period in 2016. The increase in operating income was principally due to higher sales.

Operating income in the Canadian segment remained constant for the three months ended March 31, 2017 compared to the same period in 2016.

Operating income in the European segment increased by $74,000 for the three months ended March 31, 2017 compared to the same period in 2016. The increase in operating income was principally due to higher sales.

Interest expense, net

Interest expense, net for the three months ended March 31, 2017 was $263,000, compared with $184,000 for the same period of 2016, a $79,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three months ended March 31, 2017. The higher borrowings were primarily the result of the acquisition of assets of Spill Magic.

Other income, net

Net other income was $9,000 in the three months ended March 31, 2017 compared to $38,000 in the same period of 2016. The decrease in other income, net for the three months ended March 31, 2017 was primarily due to lower losses from foreign currency transactions.

Income taxes

The Company’s effective tax rate for each of the three month periods ended March 31, 2017 and 2016 was 30%.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2017, working capital increased approximately $6,011,000 compared to December 31, 2016. Inventory remained flat at March 31, 2017 compared to December 31, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 at March 31, 2017 and December 31, 2016. Receivables increased by approximately $1.2 million at March 31, 2017 compared to December 31, 2016. The average number of days sales outstanding in accounts receivable was 63 days at March 31, 2017 compared to 64 days at December 31, 2016. The increase in accounts receivables was due to higher sales in the first quarter. Accounts payable and other current liabilities decreased by approximately $3.9 million.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	March 31, 2017	December 31, 2016

Working capital	$58,654	$52,643
Current ratio	7.56	5.11
Long term debt to equity ratio	95.2%	71.4%

During the first three months of 2017, total debt outstanding under the Company’s revolving credit facility increased by approximately $11.4 million, compared to total debt thereunder at December 31, 2016. As of March 31, 2017, $44,382,000 was outstanding and $5,618,000 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of Spill Magic on February 1, 2017, as well as to fund the increase in working capital. Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the business.

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. The amended facility provides for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility returns to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same six month period. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At March 31, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at March 31, 2017 the Company had a total of approximately $57,000 remaining in its accruals for environmental remediation and monitoring, related to property it had owned in Fremont, NC.

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility will, under current conditions, be sufficient to finance the Company’s planned operations over the next twelve months from the filing of this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4: Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

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

Dated: May 12, 2017

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 12, 2017

