Form 10-Q
period 2017-06-30
ACME UNITED CORP
filed 2017-08-04
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017 the registrant had outstanding 3,371,953 shares of its $2.50 par value Common Stock.

2

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,674	$5,911
Accounts receivable, less allowance	32,616	20,021
Inventories:
Finished goods	29,936	33,972
Work in process	178	188
Raw materials and supplies	5,524	3,078
	35,638	37,238
Prepaid expenses and other current assets	2,417	2,293
Total current assets	76,345	65,463
Property, plant and equipment:
Land	422	413
Buildings	6,100	5,669
Machinery and equipment	15,050	13,428
	21,572	19,510
Less accumulated depreciation	12,495	11,537
	9,077	7,973

Goodwill	3,948	3,948
Intangible assets, less accumulated amortization	19,227	13,988
Other assets	765	694
Total assets	$109,362	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$7,498	$7,339
Other accrued liabilities	5,215	5,481
Total current liabilities	12,713	12,820
Long-term debt	46,956	32,936
Other non-current liabilities	345	190
Total liabilities	60,014	45,946

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,835,963 shares in 2017 and 4,788,965 in 2016,
including treasury stock	12,089	11,972
Additional paid-in capital	8,509	8,493
Retained earnings	44,662	41,861
Treasury stock, at cost - 1,464,010 shares in 2017 and 2016	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(664)	(664)
Translation adjustment	(1,378)	(1,672)
	(2,042)	(2,336)
Total stockholders’ equity	49,348	46,120
Total liabilities and stockholders’ equity	$109,362	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$38,849	$40,997	$66,595	$66,285
Cost of goods sold	24,366	26,303	41,548	42,406

Gross profit	14,483	14,694	25,047	23,879

Selling, general and administrative expenses	10,594	10,054	19,966	18,284
Operating income	3,889	4,640	5,081	5,595

Non-operating items:
Interest expense, net	321	211	583	395
Other (income) expense, net	(51)	11	(60)	(27)
Total other expense, net	270	222	523	368
Income before income taxes	3,619	4,418	4,558	5,227
Income tax expense	773	1,151	1,052	1,395
Net income	$2,846	$3,267	$3,506	$3,832

Basic earnings per share	$0.85	$0.98	$1.05	$1.15

Diluted earnings per share	$0.75	$0.91	$0.94	$1.08

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,353	3,323	3,342	3,331
Weighted average number of dilutive stock options
outstanding	427	260	402	229
Denominator used for diluted per share computations	3,780	3,583	3,744	3,560

Dividends declared per share	$0.11	$0.10	$0.21	$0.20

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$2,846	$3,267	$3,506	$3,832
Other comprehensive income (loss):
Foreign currency translation	209	(58)	294	194
Comprehensive income	$3,055	$3,209	$3,800	$4,026

See Notes to Condensed Consolidated Financial Statements

 ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,506	$3,832
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	811	717
Amortization	575	455
Stock compensation expense	237	184
Changes in operating assets and liabilities:
Accounts receivable	(11,840)	(13,898)
Inventories	2,347	(2,432)
Prepaid expenses and other assets	(107)	(329)
Accounts payable	141	4,856
Other accrued liabilities	(329)	993
Total adjustments	(8,165)	(9,454)
Net cash used by operating activities	(4,659)	(5,622)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,600)	(752)
Purchase of patents and trademarks	—	(29)
Acquisition of businesses	(7,233)	(6,971)
Net cash used by investing activities	(8,833)	(7,752)

Cash flows from financing activities:
Net borrowings of long-term debt	14,010	14,908
Cash settlement of stock options	(732)	(681)
Proceeds from issuance of common stock	628	390
Distributions to stockholders	(666)	(668)
Purchase of treasury stock	—	(907)
Net cash provided by financing activities	13,240	13,042

Effect of exchange rate changes on cash and cash equivalents	15	(7)
Net decrease in cash and cash equivalents	(237)	(339)

Cash and cash equivalents at beginning of period	5,911	2,426

Cash and cash equivalents at end of period	$5,674	$2,087

Supplemental cash flow information:
Cash paid for income taxes	$175	$531
Cash paid for interest	$550	$372

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

The Company has evaluated events and transactions subsequent to June 30, 2017 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Adopted and Issued Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of first quarter 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that ASU 2017-01 will have a material impact on our financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. The new standard was effective for the Company beginning on January 1, 2017. The adoption of the new standard resulted in the recognition of excess tax benefits in the amount of approximately $350,000 in our provision for income taxes within the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017, rather than additional paid-in capital. Additionally, our Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity included in Other accrued liabilities, adjusted prospectively.

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company will evaluate this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

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

Remediation work on the project was completed in 2015. The monitoring period is expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the six months ended June 30, 2017 follows (in thousands):

	Balance at December 31, 2016	Payments	Balance at June 30, 2017
Fremont, NC	$57	$(9)	$48

3. Pension

Components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Components of Net Periodic Benefit Cost:
Interest cost	$14	$14	$28	$28
Service cost	9	9	18	18
Expected return on plan assets	(20)	(19)	(40)	(38)
Amortization of prior service costs	2	—	4	—
Amortization of actuarial loss	26	31	52	62
	$31	$35	$62	$70

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2017, the Company is not required to contribute to the plan. As of June 30, 2017, the Company had not made any contributions to the plan in 2017.

4. Debt and Shareholders’ Equity

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. on a temporary basis in order to provide for the funding of the Company’s acquisition of the assets of Spill Magic, Inc. as described in Note 8 below. The amended facility provides for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility will return to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same six month period. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $46,956,000 and $32,936,000, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended June 30, 2017, the Company issued a total of 34,498 shares of common stock and received aggregate proceeds of $442,366 upon exercise of employee stock options. During the six months ended June 30, 2017, the Company issued a total of 46,998 shares of common stock and received aggregate proceeds of $627,941 upon exercise of employee stock options. Also during the three and six months ended June 30, 2017, the Company paid approximately $500,773 and $731,893, respectively, to optionees who elected a net cash settlement of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 17% and 13% of the Company’s total net sales for the three and six months ended June 30, 2017 compared to 25% and 20% for the comparable periods in 2016.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2017 and 2016:

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2017	2016	2017	2016
United States	$34,140	$36,296	$58,615	$58,821
Canada	2,503	2,646	3,895	4,039
Europe	2,206	2,055	4,085	3,425
Consolidated	$38,849	$40,997	$66,595	$66,285

Operating income (loss):
United States	$3,267	$4,246	$4,375	$5,191
Canada	503	377	535	410
Europe	119	17	171	(6)
Consolidated	$3,889	$4,640	$5,081	$5,595

Interest expense, net	321	211	583	395
Other (income) expense, net	(51)	11	(60)	(27)
Consolidated income before income taxes	$3,619	$4,418	$4,558	$5,227

Assets by segment:

( in thousands )

	June 30,	December 31,
	2017	2016
United States	$99,945	$84,104
Canada	4,806	3,882
Europe	4,611	4,080
Consolidated	$109,362	$92,066

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $121,717 and $81,338 for the three months ended June 30, 2017 and 2016, respectively. Share-based compensation expenses were $236,717 and $183,535 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was a total of $1,132,951 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share–based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

8. Business Combination

(a) Acquisition of the assets of Spill Magic, Inc.

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

Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase price accounting assessment may result in changes to the valuation of the identified intangible assets. The Company will finalize the purchase price allocation within the required measurement period in accordance with Accounting Standards Codification Topic 805 “Business Combinations”.

Assuming Spill Magic assets were acquired on January 1, 2017, unaudited pro forma combined net sales for the six months ended June 30, 2017 for the Company would have been approximately $67.0 million. Unaudited pro forma combined net income for the six months ended June 30, 2017 for the Company would have been approximately $3.6 million.

Net sales for the three and six months ended June 30, 2017 attributable to Spill Magic products were approximately $1.8 million and $3.0 million, respectively. Net income for the three and six months ended June 30, 2017 attributable to Spill Magic products was approximately $0.2 million and $0.3 million, respectively.

Assuming Spill Magic assets were acquired on January 1, 2016, unaudited proforma combined net sales for the three and six months ended June 30, 2016, for the Company would have been approximately $42.8 million and $69.6 million, respectively. Unaudited proforma combined net income for the three and six months ended June 30, 2016 for the Company would have been approximately $3.6 million and $4.3 million, respectively.

(b) Acquisition of the assets of Vogel Capital, Inc.

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

Assuming the assets of DMT were acquired on January 1, 2016, unaudited pro forma combined net sales for the six months ended June 30, 2016 for the Company would have been approximately $66.9 million. Unaudited pro forma combined net income for the six months ended June 30, 2016 for the Company would have been approximately $3.9 million.

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

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market. Our online sales have been growing very rapidly in recent years, and their order and fulfillment patterns are affecting the timing of our revenues. With our online sales we are receiving orders that closely match the timing of actual purchases by end users, resulting in a shift in some sales from the second quarter to the third quarter.

Net Sales

Consolidated net sales for the three months ended June 30, 2017 were $38,849,000 compared with $40,997,000 in the same period in 2016, a 5% decrease. Consolidated net sales for the six months ended June 30, 2017 were $66,595,000, compared with $66,285,000 for the same period in 2016.

Net sales for the three months ended June 30, 2017 in the U.S. segment decreased 6% and remained constant for the six months ended June 30, 2017, compared with the same periods in 2016, respectively. Sales in the U.S. for the three month period decreased compared to the same period last year, primarily due to a back-to-school promotion that did not repeat this year and the changes in timing of online back-to-school sales as described above. Net sales of Spill Magic products were $1.8 million and $3.0 million for the three and six months ended June 30, 2017.

Net sales in Canada for the three months ended June 30, 2017 decreased 5% in U.S. dollars (2% in local currency), compared with the same period in 2016. Net sales in Canada for the six months ended June 30, 2017 decreased 4% in U.S. dollars (2% in local currency) compared with the same period in 2016.

European net sales for the three months ended June 30, 2017 increased 7% in U.S. dollars (10% in local currency), compared with the same period in 2016. Net sales for the six months ended June 30, 2017 increased 19% in U.S. dollars (23% in local currency). The increases in net sales for the three and six months ended June 30, 2017 were primarily due to new customers in the office products and sporting goods channels as well as sales of DMT sharpening products.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $14,483,000 (37.3% of net sales) compared to $14,694,000 (35.8% of net sales) for the same period in 2016. Gross profit for the six months ended June 30, 2017 was $25,047,000 (37.6% of net sales) compared to $23,879,000 (36.0% of net sales) in the same period in 2016. The decrease in gross profit for the three months ended June 30, 2017 was primarily due to lower net sales. The increase in gross profit for the six months ended June 30, 2017 was primarily due improvements in manufacturing efficiencies in the Company’s first aid operations and a favorable product mix which included increased sales of DMT sharpeners and Spill Magic clean up products.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2017 were $10,594,000 (27.3% of net sales) compared with $10,054,000 (24.5% of net sales) for the same period of 2016, an increase of $540,000. SG&A expenses for the six months ended June 30, 2017 were $19,966,000 (30.0% of net sales) compared with $18,284,000 (27.6% of net sales) in the comparable period of 2016, an increase of $1,682,000. The increases in SG&A expenses for the three and six months ended June 30, 2017, compared to the same period in 2016, were primarily the result of certain costs incurred in connection with the acquisition of Spill Magic assets and higher personnel related costs, which include compensation and recruiting costs, primarily from additional headcount.

Operating Income

Operating income for the three months ended June 30, 2017 was $3,889,000 compared with $4,640,000 in the same period of 2016. Operating income for the six months ended June 30, 2017 was $5,081,000 compared with $5,595,000 in the same period of 2016.

Operating income in the U.S. segment decreased by approximately $1.0 million and $0.8 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in operating income was principally due to lower sales.

Operating income in the Canadian segment increased by approximately $125,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

Operating income in the European segment increased by $102,000 and $177,000 for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increases in operating income in the European segment were principally due to higher sales.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2017 was $321,000, compared with $211,000 for the same period of 2016, a $110,000 increase. Interest expense, net for the six months ended June 30, 2017 was $583,000, compared with $395,000 for the same period of 2016, a $188,000 increase. The increase in interest expense resulted from higher average borrowings under the Company’s bank revolving credit facility for the three and six months ended June 30, 2017. The higher borrowings were primarily the result of funding the acquisition of assets of Spill Magic.

Other (Income) Expense, net

Other income, net was $51,000 in the three months ended June, 2017 compared to $11,000 of other expense, net in the same period of 2016. Other income, net was $60,000 in the six months ended June, 2017 compared to $27,000 of other income, net in the same period of 2016. The change in other (income) expense, net for the three and six months ended June 30, 2017 is primarily due to gains and losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rates for the three and six month periods ended June 30, 2017 were 21% and 23%, respectively, compared to 26% and 27% during the same periods in 2016. In the three and six months ended June 30, 2017, the Company recorded approximately $350,000 in excess tax benefits resulting from the adoption of ASU 2016-09 in 2017. Excluding the impact of the tax benefit, the effective tax rate would have been 31% for the three and six months ended June 30, 2017. In 2016, the Company donated school products to the Kids In Need Foundation. Excluding the impact of the charitable donation in 2016, the effective tax rate for the three and six months ended June 30, 2016 would have been 30%.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2017, working capital increased approximately $11.0 million compared to December 31, 2016. Inventory decreased by approximately $1.6 million at June 30, 2017 compared to December 31, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.1 at both June 30, 2017 and December 31, 2016. Receivables increased by approximately $12.6 million at June 30, 2017 compared to December 31, 2016. The average number of days sales outstanding in accounts receivable was 63 days at June 30, 2017 compared to 64 days at December 31, 2016. The increase in accounts receivables is due to the seasonal nature of the Company’s back to school business. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities decreased by approximately $107,000.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	June 30, 2017	December 31, 2016

Working capital	$63,632	$52,643
Current ratio	6.01	5.11
Long term debt to equity ratio	95.2%	71.4%

During the first six months of 2017, total debt outstanding under the Company’s revolving credit facility increased by approximately $14.0 million, compared to total debt thereunder at December 31, 2016. As of June 30, 2017, $46,956,000 was outstanding and $8,044,000 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily due to borrowings to fund the acquisition of assets of Spill Magic on February 1, 2017, as well as to fund the increase in working capital. Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the business.

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. on a temporary basis in order to provide for the funding of the Company’s acquisition of the assets of Spill Magic, Inc. as described in Note 8 above. The amended facility provides for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility will return to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same six month period. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1 above, at June 30, 2017 the Company had a total of approximately $48,000 remaining in its accruals for environmental remediation and monitoring, related to property it had owned in Fremont, NC.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.10(e) Amendment No. 5 to the Revolving Loan Agreement with HSBC dated January 27, 2017

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

Dated: August 4, 2017

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 4, 2017

