Form 10-Q
period 2017-09-30
ACME UNITED CORP
filed 2017-11-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 24, 2017 the registrant had outstanding 3,374,061 shares of its $2.50 par value Common Stock.

2

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,021	$5,911
Accounts receivable, less allowance	31,579	20,021
Inventories:
Finished goods	30,911	33,972
Work in process	184	188
Raw materials and supplies	5,704	3,078
	36,799	37,238
Prepaid expenses and other current assets	2,448	2,293
Total current assets	77,847	65,463
Property, plant and equipment:
Land	427	413
Buildings	6,232	5,669
Machinery and equipment	15,808	13,428
	22,467	19,510
Less accumulated depreciation	13,018	11,537
	9,449	7,973

Goodwill	3,948	3,948
Intangible assets, less accumulated amortization	18,929	13,988
Other assets	765	694
Total assets	$110,938	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$8,463	$7,339
Other accrued liabilities	5,520	5,481
Total current liabilities	13,983	12,820
Long-term debt	45,969	32,936
Other non-current liabilities	266	190
Total liabilities	60,218	45,946

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2017 and 4,788,965 in 2016,
including treasury stock	12,094	11,972
Additional paid-in capital	8,812	8,493
Retained earnings	45,492	41,861
Treasury stock, at cost - 1,464,010 shares in 2017 and 2016	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(664)	(664)
Translation adjustment	(1,144)	(1,672)
	(1,808)	(2,336)
Total stockholders’ equity	50,720	46,120
Total liabilities and stockholders’ equity	$110,938	$92,066

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$33,785	$31,913	$100,380	$98,198
Cost of goods sold	21,559	20,050	63,107	62,455

Gross profit	12,226	11,863	37,273	35,743

Selling, general and administrative expenses	10,277	9,723	30,243	28,008
Operating income	1,949	2,140	7,030	7,735

Non-operating items:
Interest expense, net	365	247	949	642
Other (income) expense, net	16	65	(44)	38
Total other expense, net	381	312	905	680
Income before income taxes	1,568	1,828	6,125	7,055
Income tax expense	366	355	1,418	1,750
Net income	$1,202	$1,473	$4,707	$5,305

Basic earnings per share	$0.36	$0.44	$1.40	$1.59

Diluted earnings per share	$0.32	$0.40	$1.25	$1.49

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,373	3,324	3,351	3,329
Weighted average number of dilutive stock options
outstanding	421	317	414	233
Denominator used for diluted per share computations	3,794	3,641	3,765	3,562

Dividends declared per share	$0.11	$0.10	$0.32	$0.30

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$1,202	$1,473	$4,707	$5,305
Other comprehensive income (loss):
Foreign currency translation	234	(26)	528	168
Comprehensive income	$1,436	$1,447	$5,235	$5,473

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,707	$5,305
Adjustments to reconcile net income
to net cash (used) provided by operating activities:
Depreciation	1,253	1,097
Amortization	874	693
Stock compensation expense	552	306
Changes in operating assets and liabilities:
Accounts receivable	(10,866)	(5,145)
Inventories	1,382	(2,134)
Prepaid expenses and other assets	(147)	219
Accounts payable	1,079	21
Other accrued liabilities	(30)	1,223
Total adjustments	(5,903)	(3,720)
Net cash (used) provided by operating activities	(1,196)	1,585

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,401)	(1,320)
Purchase of patents and trademarks	—	(29)
Acquisition of businesses	(7,233)	(6,971)
Net cash used by investing activities	(9,634)	(8,320)

Cash flows from financing activities:
Net borrowings of long-term debt	13,033	13,793
Cash settlement of stock options	(760)	(1,700)
Proceeds from issuance of common stock	649	390
Distributions to stockholders	(1,037)	(1,000)
Purchase of treasury stock	—	(907)
Net cash provided by financing activities	11,885	10,576

Effect of exchange rate changes on cash and cash equivalents	55	5
Net decrease in cash and cash equivalents	1,110	3,846

Cash and cash equivalents at beginning of period	5,911	2,426

Cash and cash equivalents at end of period	$7,021	$6,272

Supplemental cash flow information:
Cash paid for income taxes	$728	$839
Cash paid for interest	$908	$610

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

The Company has evaluated events and transactions subsequent to September 30, 2017 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued and Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Auditing Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We adopted this guidance prospectively at the beginning of first quarter 2017 and it has not had a material impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. The new standard was effective for the Company beginning on January 1, 2017. The adoption of the new standard resulted in the recognition of excess tax benefits in the amount of approximately $350,000 in our provision for income taxes within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017, rather than additional paid-in capital. Additionally, our Condensed Consolidated Statement of Cash Flows now present excess tax benefits as an operating activity included in other accrued liabilities, adjusted prospectively.

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company will evaluate this guidance in 2018 to determine its impact on the Company’s results of operations, cash flows and financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  ASU 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which had the effect of deferring the effective date of ASU 2014-09 to March 1, 2018 for the Company.  Early adoption of ASU 2014-09 became permitted in the first quarter of fiscal year 2017.  The Company expects to adopt ASU 2014-09 in the first quarter of 2018.  The guidance permits the use of either the retrospective or cumulative effect transition method.  We have not yet selected a transition method, and we continue to evaluate the effect that the updated standard will have on our consolidated financial condition, results of operations and cash flows. We generally do not have significant customer contracts and do not provide post-delivery services. As such, adoption of the new guidance is not expected to result in a significant change in the amount of revenue recognized or the timing of when such revenue is recognized and accordingly we do not expect adoption of the guidance to have a material impact on our financial results.

2. Contingencies

The Company may be involved from time to time in disputes and other litigation in the ordinary course of business and may encounter other contingencies, which may include environmental and other matters. There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

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

Remediation work on the project was completed in 2015. The monitoring period is expected to be completed by the end of 2020.

The change in the accrual for environmental remediation for the nine months ended September 30, 2017 follows (in thousands):

	Balance at December 31, 2016	Payments	Balance at September 30, 2017
Fremont, NC	$57	$(9)	$48

3. Pension

Components of net periodic benefit cost (income) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Components of Net Periodic Benefit Cost:
Interest cost	$8	$15	$36	$44
Service cost	9	6	27	19
Expected return on plan assets	(12)	(23)	(52)	(69)
Amortization of prior service costs	(4)	2	0	7
Amortization of actuarial loss	29	28	81	84
	$30	$28	$92	$85

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2017, the Company is not required to contribute to the plan. As of September 30, 2017, the Company had not made any contributions to the plan in 2017 and the Company does not anticipate that it will make any such contributions in the balance of 2017.

4. Debt and Shareholders’ Equity

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. on a temporary basis in order to provide for the funding of the Company’s acquisition of the assets of Spill Magic, Inc. as described in Note 8 above. The amended facility provided for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility returned to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same nine month period. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the loan agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At September 30, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $45,969,000 and $32,936,000, respectively, under the Company’s revolving loan agreement with HSBC.

During the three months ended September 30, 2017, the Company issued a total of 2,108 shares of common stock and received aggregate proceeds of $21,291 upon exercise of employee stock options. During the nine months ended September 30, 2017, the Company issued a total of 49,106 shares of common stock and received aggregate proceeds of $649,232 upon exercise of employee stock options. Also during the three and nine months ended September 30, 2017, the Company paid approximately $27,680 and $759,573, respectively, to optionees who had elected a net cash settlement of their respective options.

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

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, California and Tennessee. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% and 12% of the Company’s total net sales for the three and nine months ended September 30, 2017 compared to 15% and 19% for the comparable periods in 2016.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2017 and 2016:

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2017	2016	2017	2016
United States	$30,038	$28,489	$88,653	$87,311
Canada	1,661	1,585	5,556	5,623
Europe	2,086	1,839	6,171	5,264
Consolidated	$33,785	$31,913	$100,380	$98,198

Operating income (loss):
United States	$1,709	$1,974	$6,084	$7,165
Canada	209	148	744	558
Europe	31	18	202	12
Consolidated	$1,949	$2,140	$7,030	$7,735

Interest expense, net	365	247	949	642
Other (income) expense, net	16	65	(44)	38
Consolidated income before income taxes	$1,568	$1,828	$6,125	$7,055

Assets by segment:
( in thousands )
	September 30,	December 31,
	2017	2016
United States	$101,420	$84,104
Canada	4,615	3,882
Europe	4,903	4,080
Consolidated	$110,938	$92,066

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $315,000 and $122,001 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expenses were $551,717 and $305,536 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was a total of $1,053,504 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share–based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

8. Business Combinations

A)	Acquisition of the assets of Spill Magic, Inc.

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

Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase price accounting assessment may result in changes to the valuation of the identified intangible assets. The Company will finalize, as of December 31, 2017, the purchase price allocation within the measurement period in accordance with Accounting Standards Codification Topic 805 “Business Combinations”.

Assuming Spill Magic assets were acquired on January 1, 2017, unaudited pro forma combined net sales for the nine months ended September 30, 2017 for the Company would have been approximately $100.8 million. Unaudited pro forma combined net income for the nine months ended September 30, 2017 for the Company would have been approximately $4.8 million.

Net sales for the three and nine months ended September 30, 2017 attributable to Spill Magic products were approximately $1.9 million and $4.9 million, respectively. Net income for the three and nine months ended September 30, 2017 attributable to Spill Magic products was approximately $0.2 million and $0.5 million, respectively.

Assuming Spill Magic assets were acquired on January 1, 2016, unaudited proforma combined net sales for the three and nine months ended September 30, 2016, for the Company would have been approximately $33.6 million and $103.2 million, respectively. Unaudited proforma combined net income for the three and nine months ended September 30, 2016 for the Company would have been approximately $1.8 million and $6.1 million, respectively.

B)	Acquisition of the assets of Vogel Capital, Inc.

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

Assuming the assets of DMT were acquired on January 1, 2016, unaudited pro forma combined net sales for the nine months ended September 30, 2016 for the Company would have been approximately $98.8 million. Unaudited pro forma combined net income for the nine months ended September 30, 2016 for the Company would have been approximately $5.4 million.

9. Income Taxes

The Company’s effective tax rates for the three and nine month periods ended September 30, 2017 were both 23%, compared to 19% and 25% during the same periods in 2016. In the nine months ended September 30, 2017, the Company recorded approximately $350,000 in excess tax benefits resulting from the adoption of ASU 2016-09 in 2017. Excluding the impact of the tax benefit, the effective tax rate would have been 29% for the nine months ended September 30, 2017. In 2016, the Company donated school products to the Kids In Need Foundation. Excluding the impact of the charitable donation in 2016, the effective tax rate for the three and nine months ended September 30, 2016 would have been 30%.

10. Subsequent Event

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4 million. The property consists of 53,000 square feet of office, manufacturing, and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage, calculated using the 30 day LIBOR rate plus 2.5%, currently at 3.74% through HSBC Bank NA.

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

Results of Operations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use its products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of Spill Magic assets is set forth in this report in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

On February 1, 2016, the Company purchased certain assets of Vogel Capital, Inc., d/b/a Diamond Machining Technology (DMT), located in Marlborough, MA. The DMT products are leaders in sharpening tools for knives, scissors, chisels and other cutting tools. The DMT products use finely dispersed diamonds on the surfaces of sharpeners. The Company purchased inventory, accounts receivable, equipment, patents, trademarks and other intellectual property for $6.97 million using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of DMT assets is set forth in this report in Note 8 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Our online sales, across all product lines, have been growing very rapidly in recent years. The Company has made significant investment to grow the on-line business through promotional and advertising spending. Additionally, warehouse and distribution costs have increased at a higher rate than sales. Although a large majority of the shipments are to distribution centers, these orders have, in comparison to our traditional distribution channels, been smaller, lead-times shorter, shipments more frequent and have special labelling and packing requirements. The Company is making investments in its Rocky Mount, NC distribution facility to make its operations more efficient. These investments include upgrading the skill level of its employees, providing comprehensive training programs upgrading its warehouse management software and re-designed the layout of the warehouse to improve product flow.

Net Sales

Consolidated net sales for the three months ended September 30, 2017 were $33,785,000 compared with $31,913,000 in the same period in 2016, a 6% increase. Consolidated net sales for the nine months ended September 30, 2017 were $100,380,000, compared with $98,198,000 for the same period in 2016, a 2% increase.

Net sales for the three and nine months ended September 30, 2017 in the U.S. segment increased 5% and 2%, compared with the same periods in 2016, respectively. Sales in the U.S. for the three month period increased compared to the same period last year, primarily due to sales of Spill Magic products partially offset by the shift in timing of a promotional sale from Q3 to Q4. The increase in sales for the nine months ended September 30, 2017 was primarily due to the sales of Spill Magic products partially offset by lower sales of Westcott products primarily due to a second quarter promotion in 2016 that did not repeat in 2017. Sales of Spill Magic products were $1.9 million and $4.9 million for the three and nine months ended September 30, 2017.

Net sales in Canada for the three months ended September 30, 2017 increased 5% in U.S. dollars (constant in local currency), compared with the same period in 2016. Net sales in Canada for the nine months ended September 30, 2017 decreased 1% in U.S. dollars (1% in local currency) compared with the same period in 2016.

European net sales for the three months ended September 30, 2017 increased 13% in U.S. dollars (8% in local currency), compared with the same period in 2016. Net sales for the nine months ended September 30, 2017 increased 17% in U.S. dollars and local currency. The increases in net sales for the three and nine months ended September 30, 2017 were primarily due to market share gains in the office products and sporting goods channels.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $12,226,000 (36.2% of net sales) compared to $11,863,000 (37.2% of net sales) for the same period in 2016. The decrease in gross profit percentage for the three months ended September 30, 2017 was primarily due to incremental spending for the online business which included promotional, advertising as well as related warehouse and distribution costs. Gross profit for the nine months ended September 30, 2017 was $37,273,000 (37.1% of net sales) compared to $35,743,000 (36.4% of net sales) in the same period in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2017 were $10,277,000 (30.4% of net sales) compared with $9,723,000 (30.5% of net sales) for the same period of 2016, an increase of $554,000. SG&A expenses for the nine months ended September 30, 2017 were $30,243,000 (30.1% of net sales) compared with $28,008,000 (28.5% of net sales) in the comparable period of 2016, an increase of $2,235,000. The increases in SG&A expenses for the three and nine months ended September 30, 2017, compared to the same periods in 2016, were primarily the result of certain costs incurred in connection with the acquisition of Spill Magic assets and higher personnel related costs, which include compensation and recruiting costs, and higher variable selling costs related to higher sales.

Operating Income

Operating income for the three months ended September 30, 2017 was $1,949,000 compared with $2,140,000 in the same period of 2016. Operating income for the nine months ended September 30, 2017 was $7,030,000 compared with $7,735,000 in the same period of 2016.

Operating income in the U.S. segment decreased by approximately $0.3 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease in operating income was principally due to higher selling, general and administrative expenses.

Operating income in the Canadian segment increased by approximately $61,000 and $186,000 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

Operating income in the European segment increased by $13,000 and $190,000 for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increases in operating income in the European segment were principally due to higher sales.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2017 was $365,000, compared with $247,000 for the same period of 2016, an $118,000 increase. Interest expense, net for the nine months ended September 30, 2017 was $949,000, compared with $642,000 for the same period of 2016, a $307,000 increase. The increases in interest expense resulted from higher average borrowings and a higher average interest rate under the Company’s bank revolving credit facility for the three and nine months ended September 30, 2017. The higher borrowings were primarily the result of funding the acquisition of assets of Spill Magic.

Other (Income) Expense, net

Other expense, net was $16,000 in the three months ended September 30, 2017 compared to $65,000 of other expense, net in the same period of 2016. Other income, net was $44,000 in the nine months ended September 30, 2017 compared to $38,000 of other expense, net in the same period of 2016. The changes in other (income) expense, net for the three and nine months ended September 30, 2017 were primarily due to gains and losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rates for the three and nine month periods ended September 30, 2017 were both 23%, compared to 19% and 25% during the same periods in 2016. In the nine months ended September 30, 2017, the Company recorded approximately $350,000 in excess tax benefits resulting from the adoption of ASU 2016-09 in 2017. Excluding the impact of the tax benefit, the effective tax rate would have been 29% for the nine months ended September 30, 2017. In 2016, the Company donated school products to the Kids In Need Foundation. Excluding the impact of the charitable donation in 2016, the effective tax rate for the three and nine months ended September 30, 2016 would have been 30%.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2017, working capital increased approximately $11.2 million compared to December 31, 2016. Inventory decreased by approximately $0.4 million at September 30, 2017 compared to December 31, 2016. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 at September 30, 2017 compared to 2.1 at December 31, 2016. Receivables increased by approximately $11.6 million at September 30, 2017 compared to December 31, 2016. This increase includes approximately $700.000 related to the acquisition of Spill Magic. The average number of days sales outstanding in accounts receivable was 64 days at September 30, 2017 and December 31, 2016. The increase in accounts receivables is due to the seasonal nature of the Company’s back to school business. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities increased by approximately $1.2 million at September 30, 2017 compared to December 31, 2016.

The Company's working capital, current ratio and long-term debt to equity ratio were as follows:

	September 30, 2017	December 31, 2016

Working capital	$63,864	$52,643
Current ratio	5.57	5.11
Long term debt to equity ratio	90.6%	71.4%

During the first nine months of 2017, total debt outstanding under the Company’s revolving credit facility increased by approximately $13.0 million, compared to total debt thereunder at December 31, 2016. As of September 30, 2017, $45,969,000 was outstanding and $4,031,000 was available for borrowing under the Company’s credit facility. The amount available for borrowing reflects a reduction in the line from $55 million to $50 million commencing on October 1, 2017, as described in this report in note 4 – Debt and Shareholders Equity in the Notes to Condensed Consolidated Financial Statements. The increase in the debt outstanding was primarily due to funding the acquisition of the assets of Spill Magic and the increase in working capital. Increases in accounts receivable and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the business.

On January 27, 2017, the Company amended its revolving credit loan agreement with HSBC Bank, N.A. on a temporary basis in order to provide for the funding of the Company’s acquisition of the assets of Spill Magic, Inc. as described in Note 8 above. The amended facility provided for an increase in borrowings from $50 million to $55 million for the period commencing on April 1, 2017 and ending on September 30, 2017. Commencing October 1, 2017, the maximum amount outstanding at any time under the facility returned to $50 million. The interest rate on borrowings remains unchanged at a rate of LIBOR plus 2.0%. In addition, the amendment modified the debt to net worth ratio covenant applicable during the same nine month period. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the loan agreement expires; interest is payable monthly. Funds borrowed under the agreement may be used for working capital, acquisitions, general operating expenses, share repurchases and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At September 30, 2017, the Company was in compliance with the covenants then in effect under the loan agreement.

As discussed in Note 2 to the Condensed Consolidated Financial Statements set forth in Item 1, above, at September 30, 2017, the Company had a total of approximately $48,000 remaining in its accruals for environmental remediation and monitoring, related to property in Fremont, NC it had sold in 2014.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 9, 2017

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 9, 2017

