Form 10-Q
period 2018-03-31
ACME UNITED CORP
filed 2018-05-10
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018 the registrant had outstanding 3,374,061 shares of its $2.50 par value Common Stock.

2

ACME UNITED CORPORATION

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,065	$9,338
Accounts receivable, less allowance	24,486	26,012
Inventories, net	41,900	40,087
Prepaid expenses and other current assets	2,766	2,381
Total current assets	70,217	77,818
Property, plant and equipment:
Land	1,432	1,429
Buildings	10,038	9,561
Machinery and equipment	16,696	16,243
	28,166	27,233
Less accumulated depreciation	14,008	13,505
	14,158	13,728

Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	17,576	17,882
Other assets	599	606
Total assets	$107,246	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,483	$11,151
Other accrued liabilities	3,670	5,633
Total current liabilities	11,153	16,784
Long-term debt	41,100	43,450
Mortgage payable, net of current portion	3,644	3,711
Other non-current liabilities	857	847
Total liabilities	56,754	64,792

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2018 and 2017
including treasury stock	12,094	12,094
Additional paid-in capital	9,024	8,881
Retained earnings	44,860	44,467
Treasury stock, at cost - 1,464,010 shares in 2018 and 2017	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(577)	(577)
Translation adjustment	(1,039)	(1,057)
	(1,616)	(1,634)
Total stockholders’ equity	50,492	49,938
Total liabilities and stockholders’ equity	$107,246	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$31,709	$27,745
Cost of goods sold	19,585	17,181

Gross profit	12,124	10,564

Selling, general and administrative expenses	10,759	9,350
Operating income	1,365	1,214

Non-operating items:
Interest:
Interest expense	412	269
Interest income	(7)	(6)
Interest expense, net	405	263
Other (income) expense, net	(13)	13
Total other expense, net	392	276
Income before income tax expense	973	938
Income tax expense	209	279
Net income	$764	$659

Basic earnings per share	$0.23	$0.20

Diluted earnings per share	$0.21	$0.18

Weighted average number of common shares outstanding
denominator used for basic per share computations	3,374	3,329
Weighted average number of dilutive stock options outstanding	288	401
Denominator used for diluted per share computations	3,662	3,730

Dividends declared per share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017

Net income	$764	$659
Other comprehensive income:
Foreign currency translation adjustment	18	85
Comprehensive income	$782	$744

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$764	$659
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation	475	396
Amortization	306	278
Stock compensation expense	168	115
Changes in operating assets and liabilities:
Accounts receivable, net	1,501	(574)
Inventories, net	(1,774)	502
Prepaid expenses and other assets	(623)	(566)
Accounts payable	(3,645)	(1,591)
Other accrued liabilities	(1,747)	(2,271)
Total adjustments	(5,339)	(3,711)
Net cash used in operating activities	(4,575)	(3,052)

Cash flows from investing activities:
Purchase of property, plant and equipment	(897)	(504)
Acquisition of business	—	(7,233)
Net cash used in investing activities	(897)	(7,737)

Cash flows from financing activities:
Net (repayments) borrowings of long-term debt	(2,350)	11,436
Cash settlement of stock options	(45)	(231)
Repayments on mortgage	(67)	—
Proceeds from issuance of common stock	—	186
Distributions to shareholders	(371)	(332)
Net cash (used in) provided by financing activities	(2,833)	11,059

Effect of exchange rate changes on cash and cash equivalents	32	(6)
Net (decrease) increase in cash and cash equivalents	(8,273)	264

Cash and cash equivalents at beginning of period	9,338	5,911

Cash and cash equivalents at end of period	$1,065	$6,175

Supplemental cash flow information:
Cash paid for income taxes	$297	$59
Cash paid for interest	$404	$236

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

1. Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for such disclosures. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2018 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating this guidance to determine its impact on the Company’s consolidated financial position, results of operations or cash flows of the Company.

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company has adopted the new guidance as of January 1, 2018 using the modified retrospective method. The adoption of the new guidance did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company beyond the increase in the level of disclosures. Refer to Note 4 – Revenue from Contracts with Customers.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2017-01 effective January 1, 2018. The adoption of the new accounting standard did not have a material impact on the Company’s condensed consolidated financial condition, results of operations or cash flows.

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

2. Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

3. Pension

In December 1995, the Company’s Board of Directors approved an amendment to the Company’s United States pension plan that terminated all future benefit accruals as of February 1, 1996, without terminating the pension plan.

In accordance with the adoption of ASU 2017-07, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost of $22,000 to “Interest and other expense, net” in the condensed consolidated statement of operations for the three months ended March 31, 2017, while service cost remains in “Selling, general and administrative expense.”

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017

Service cost	$9	$9

Interest cost	$10	$14
Expected return on plan assets	(17)	(20)
Amortization of prior service costs	—	2
Amortization of actuarial loss	22	26
Total non-service cost	$15	$22

Net periodic pension cost	$24	$31

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2018, the Company is not required to contribute to the plan. As of March 31, 2018, the Company had not made any contributions to the plan in 2018.

4. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers, using the modified retrospective method. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of this standard did not impact the timing of revenue recognition for customer sales in the quarter ended March 31, 2018.

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) cutting and sharpening; and (ii) first aid and safety. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills, over-the-counter medications and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue is generated by the sale of the Company’s products to its customers.  Sales contracts (purchase orders) generally have a single performance obligation that is satisfied at a point in time, with shipment or delivery, depending on the terms of the underlying contract. Revenue is measured based on the consideration specified in the contract. The amount of consideration we receive and revenue we recognize is impacted by incentives ("Customer Rebates"), including sales rebates, which are generally tied to sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for returns and discounts. We generally recognize Customer Rebate Costs as a deduction to gross sales at the time that the associated revenue is recognized.

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. Typically between 30 and 90 days but, they vary dependent on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

Product Returns

The Company accepts product returns in the normal course of business. The Company estimates reserves for returns and the related refunds to customers based on historical experience. Reserves for returned merchandise are included as a component of “Accounts Receivables” in the condensed consolidated balance sheets.

Practical Expedient Usage and Accounting Policy Elections

The Company has determined to utilize the modified retrospective approach which requires cumulative effect adjustment to the opening balance of retained earnings in the current year. This opening adjustment is determined based on the impact of the new revenue standard’s application on contracts that were not completed as of January 1, 2018, the date of initial application of the standard. This election did not have an impact on the Company’s condensed consolidated financial statements.

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient in ASC 606-10-32-18 applicable to such contracts and does not consider the time value of money in relation to significant financing components.  The effect of applying this practical expedient election did not have an impact on the Company’s condensed consolidated financial statements.

Per ASC 606-10-25-18B, the Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity instead of a performance obligation. Furthermore, shipping and handling activities performed before transfer of control of the product also do not constitute a separate and distinct performance obligation.

The Company has elected to exclude from the transaction price those amounts which relate to sales and other taxes that are assessed by governmental authorities and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred. These costs are included in “Selling, general and administrative expenses.” The effect of applying this practical expedient did not have an impact on the Company’s condensed consolidated financial statements.

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category:

	US	Canada	Europe	Total

Cutting & Sharpening	$12,496	$1,552	$2,380	$16,428
First Aid & Safety	$15,281			$15,281
Total Net Sales	$27,777	$1,552	$2,380	$31,709

5. Debt and Shareholders’ Equity

Under its revolving loan agreement with HSBC Bank, N.A., the Company can borrow up to $50 million at an interest rate of LIBOR plus 2.0%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the facility expires; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At March 31, 2018, the Company was in compliance with the covenants of the loan agreement.

As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings of $41,100,000 and $43,450,000, respectively, under the Company’s revolving loan agreement with HSBC. The decrease in debt outstanding was primarily due to the Company repatriating approximately $5.8 million from its foreign subsidiaries, a portion of which was used to pay down the debt under the Company’s credit facility.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024.

During the three months ended March 31, 2018, the Company paid approximately $44,610 to optionees who had elected a net cash settlement of their respective options.

6. Segment Information

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 7% of the Company’s total net sales for the three months ended March 31, 2018 and for the comparable period in 2017.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three months ended March 31, 2018 and 2017:

Financial data by segment:

(in thousands)

	Three months ended March 31,
Sales to external customers:	2018	2017
United States	$27,777	$24,475
Canada	1,552	1,391
Europe	2,380	1,879
Consolidated	$31,709	$27,745

Operating income:
United States	$1,116	$1,130
Canada	139	32
Europe	110	52
Consolidated	$1,365	$1,214

Interest expense, net	405	263
Other (income) expense, net	(13)	13
Consolidated income before income taxes	$973	$938

Assets by segment:

	March 31	December 31
	2018	2017
United States	$97,372	$104,431
Canada	4,323	4,926
Europe	5,551	5,373
Consolidated	$107,246	$114,730

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $168,351 and $115,000 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there was a total of $1,751,650 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share–based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

8. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

9. Business Combinations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN for $7.2 million in cash. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use the Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents.

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

For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than the adoption of the new revenue recognition guidance as described below, there were no other material changes in our critical accounting policies since the end of fiscal 2017.

Revenue Recognition

The Company recognizes revenues from the sale of products at a point in time, shipment or delivery, based on the terms of the underlying contract with the customer. Customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts are recorded as a reduction to sales. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company’s primary source of revenues is from the sale of products which are recognized at a point in time, the impact on its condensed consolidated financial statements was not material.

Results of Operations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Many large retail chains use Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of Spill Magic assets is set forth in Note 9 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements in this report.

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2018 were $31,709,000 compared with $27,745,000 in the same period in 2017, a 14% increase. Net sales for the three months ended March 31, 2018 in the U.S. segment increased 13%, compared with the same period in 2017. Sales in the U.S. for the three month period increased compared to the same period last year, primarily due to market share gains in first aid and safety, growth in Westcott office scissors and strong performance from the Camillus, DMT and Cuda knives sharpening tools.

Net sales in Canada for the three months ended March 31, 2018 increased 12% in U.S. dollars and 8% in local currency, compared with the same period in 2017 primarily due to gains in the school and office channel and higher sales of Camillus knives.

European net sales for the three months ended March 31, 2018 increased 27% in U.S. dollars and 10% in local currency, compared with the same period in 2017. The increase in net sales for the three months was primarily due to new customers in the office products channel, growth of DMT products and strong e-commerce demand for these products.

Gross profit

Gross profit for the three months ended March 31, 2018 was $12,124,000 (38.2% of net sales) compared to $10,564,000 (38.1% of net sales) for the same period in 2017.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2018 were $10,759,000 (33.9% of net sales) compared with $9,350,000 (33.7% of net sales) for the same period of 2017, an increase of $1,409,000. The increase in SG&A expenses for the three months ended March 31, 2018, compared to the same period in 2017 was primarily the result of increases in delivery costs and sales commissions which resulted from higher sales. The Company also had higher personnel related costs, which include compensation costs, primarily from additional headcount.

Operating income

Operating income for the three months ended March 31, 2018 was $1,365,000 compared with $1,214,000 in the same period of 2017. Operating income in the U.S. segment decreased by $14,000 for the three months ended March 31, 2018, compared to the same period in 2017.

Operating income in the Canadian segment increased by $107,000 for the three months ended March 31, 2018 compared to the same period in 2017. The increase in operating income was principally due to higher sales.

Operating income in the European segment increased by $58,000 for the three months ended March 31, 2018 compared to the same period in 2017. The increase in operating income was principally due to higher sales.

Interest expense, net

Interest expense, net for the three months ended March 31, 2018 was $405,000, compared with $263,000 for the same period of 2017, a $142,000 increase. The increase in interest expense resulted from a higher average interest rate under the Company’s revolving credit facility during the three months ended March 31, 2018 compared the same period in 2017, as well as expense associated with the mortgage on the Vancouver, WA building, which we acquired in October 2017.

Other (income) expense, net

Other income, net was $13,000 in the three months ended March 31, 2018 compared to other expense, net of $13,000 in the same period of 2017. The increase in other income, net for the three months ended March 31, 2018 was primarily due to higher gains from foreign currency transactions.

Income taxes

The Company’s effective tax rate for the three month periods ended March 31, 2018 was 22% compared to 30% for the comparable period in 2017. The lower effective tax rate is primarily the result of the Tax Cuts and Jobs Act which resulted in a reduction of the corporate tax rate from 35% to 21%.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2018, working capital decreased approximately $1,970,000 compared to December 31, 2017. Inventory increased approximately $1.8 million at March 31, 2018 compared to December 31, 2017. Inventory turnover, calculated using a twelve month average inventory balance, was 2.2 at March 31, 2018 and December 31, 2017. Receivables decreased by approximately $1.5 million at March 31, 2018 compared to December 31, 2017. The average number of days sales outstanding in accounts receivable was 65 days at March 31, 2018 compared to 65 days at December 31, 2017. Accounts payable and other current liabilities decreased by approximately $5.6 million at March 31, 2018 compared to December 31, 2017.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	March 31, 2018	December 31, 2017

Working capital	$59,064	$61034
Current ratio	6.30	4.64
Long term debt to equity ratio	81.4%	87.0%

During the first three months of 2018, total debt outstanding under the Company’s revolving credit facility decreased by approximately $2.35 million, compared to total debt thereunder at December 31, 2017. As of March 31, 2018, $41,100,000 was outstanding and $8,900,000 was available for borrowing under the Company’s credit facility. The decrease in the debt outstanding under the credit facility was primarily due to the Company repatriating approximately $5.8 million from its foreign subsidiaries, a portion of which was used to pay down the debt under the Company’s credit facility.

Under its revolving loan agreement with HSBC Bank, N.A., the Company can borrow up to $50 million at an interest rate of LIBOR plus 2.0%. All principal amounts outstanding under the agreement are required to be repaid in a single amount on May 6, 2019, the date the facility expires; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. Funds borrowed under the facility may be used for working capital, general operating expenses, share repurchases, acquisitions and certain other purposes. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At March 31, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Dated: May 10, 2018

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 10, 2018

