Form 10-Q
period 2018-06-30
ACME UNITED CORP
filed 2018-08-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 5, 2018 the registrant had outstanding 3,374,061 shares of its $2.50 par value Common Stock.

2

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,894	$9,338
Accounts receivable, less allowance	34,511	26,012
Inventories, net	42,510	40,087
Prepaid expenses and other current assets	2,525	2,381
Total current assets	81,440	77,818
Property, plant and equipment:
Land	1,425	1,429
Buildings	10,480	9,561
Machinery and equipment	17,042	16,243
	28,947	27,233
Less accumulated depreciation	14,371	13,505
	14,576	13,728

Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	17,268	17,882
Other assets	598	606
Total assets	$118,578	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$12,972	$11,151
Other accrued liabilities	4,640	5,633
Total current liabilities	17,612	16,784
Long-term debt	44,318	43,450
Mortgage payable, net of current portion	3,578	3,711
Other non-current liabilities	846	847
Total liabilities	66,354	64,792

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2018 and 2017,
including treasury stock	12,094	12,094
Additional paid-in capital	8,945	8,881
Retained earnings	46,924	44,467
Treasury stock, at cost - 1,464,010 shares in 2018 and 2017	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(577)	(577)
Translation adjustment	(1,292)	(1,057)
	(1,869)	(1,634)
Total stockholders’ equity	52,224	49,938
Total liabilities and stockholders’ equity	$118,578	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$39,751	$38,849	$71,460	$66,595
Cost of goods sold	25,039	24,366	44,624	41,548

Gross profit	14,712	14,483	26,836	25,047

Selling, general and administrative expenses	11,087	10,572	21,846	19,922
Operating income	3,625	3,911	4,990	5,125

Non-operating items:
Interest expense, net	445	321	850	583
Other expense (income), net	74	(29)	61	(16)
Total other expense, net	519	292	911	567
Income before income tax expense	3,106	3,619	4,079	4,558
Income tax expense	670	773	879	1,052
Net income	$2,436	$2,846	$3,200	$3,506

Basic earnings per share	$0.72	$0.85	$0.95	$1.05

Diluted earnings per share	$0.67	$0.75	$0.88	$0.94

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,374	3,353	3,374	3,342
Weighted average number of dilutive stock options
outstanding	250	427	268	402
Denominator used for diluted per share computations	3,624	3,780	3,642	3,744

Dividends declared per share	$0.11	$0.11	$0.22	$0.21

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$2,436	$2,846	$3,200	$3,506
Other comprehensive (loss) income :
Foreign currency translation adjustment	(253)	209	(235)	294
Comprehensive income	$2,183	$3,055	$2,965	$3,800

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,200	$3,506
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	946	811
Amortization	614	575
Stock compensation expense	307	237
Changes in operating assets and liabilities:
Accounts receivable, net	(8,508)	(11,840)
Inventories, net	(2,603)	2,347
Prepaid expenses and other assets	(235)	(107)
Accounts payable	1,868	141
Other accrued liabilities	(836)	(329)
Total adjustments	(8,447)	(8,165)
Net cash used in operating activities	(5,247)	(4,659)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,819)	(1,600)
Acquisition of business	—	(7,233)
Net cash used in investing activities	(1,819)	(8,833)

Cash flows from financing activities:
Net borrowings of long-term debt	868	14,010
Cash settlement of stock options	(242)	(732)
Repayment on mortgage payable	(133)	—
Proceeds from issuance of common stock	—	628
Distributions to stockholders	(743)	(666)
Net cash (used in) provided by financing activities	(250)	13,240

Effect of exchange rate changes on cash and cash equivalents	(128)	15
Net decrease in cash and cash equivalents	(7,444)	(237)

Cash and cash equivalents at beginning of period	9,338	5,911

Cash and cash equivalents at end of period	$1,894	$5,674

Supplemental cash flow information:
Cash paid for income taxes	$327	$175
Cash paid for interest	$831	$550

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

The Company has evaluated events and transactions subsequent to June 30, 2018 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Recently Issued and Adopted Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company has adopted the new guidance as of January 1, 2018 using the modified retrospective method. The adoption of the new guidance did not have a material effect on the condensed consolidated financial position, results of operations or cash flows of the Company beyond the increase in the level of disclosures. Refer to Note 4 – Revenue from Contracts with Customers.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-01 effective January 1, 2018. The adoption of the new accounting standard did not have a material impact on the Company’s condensed consolidated financial condition, results of operations or cash flows.

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

In accordance with the adoption of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost of $22,000 and $44,000 to “Other expense (income), net” in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively, while service cost remains in “Selling, general and administrative expenses.”

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Service cost	$9	$9	$18	$18

Interest cost	$10	$14	$20	$28
Expected return on plan assets	(17)	(20)	(34)	(40)
Amortization of prior service costs	—	2	—	4
Amortization of actuarial loss	22	26	44	52
Total non-service cost	$15	$22	$30	$44

Net periodic pension cost	$24	$31	$48	$62

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2018, the Company is required to contribute a minimum of $25,000 to the plan. As of June 30, 2018, the Company had not made any contributions to the plan.

4. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers, using the modified retrospective method. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of this standard did not impact the timing of revenue recognition for customer sales in the three and six months ended June 30, 2018.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category:

For the three months ended June 30, 2018
(amounts in 000's)
	US	Canada	Europe	Total
Cutting, Sharpening and Other	$19,808	$2,472	$2,501	$24,781
First Aid and Safety	14,970	—	—	14,970

Total Net Sales	$34,778	$2,472	$2,501	$39,751

For the six months ended June 30, 2018
(amounts in 000's)
	US	Canada	Europe	Total
Cutting, Sharpening and Other	$32,304	$4,024	$4,881	$41,209
First Aid and Safety	30,251	—	—	30,251

Total Net Sales	$62,555	$4,024	$4,881	$71,460

5. Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement lowers the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $44,318,000 and $43,450,000, respectively, under the Company’s revolving loan agreement with HSBC.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 and interest are due monthly, with all amounts outstanding due on maturity on October 31, 2024.

During the three and six months ended June 30, 2018, the Company paid approximately $197,825 and $242,435, respectively, to optionees who had elected a net cash settlement of their respective options, which elections were subject to the approval of the Company.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 18% and 13% of the Company’s total net sales for the three and six months ended June 30, 2018 compared to 17% and 13% for the comparable periods in 2017.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2018 and 2017:

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2018	2017	2018	2017
United States	$34,778	$34,140	$62,555	$58,615
Canada	2,472	2,503	4,024	3,895
Europe	2,501	2,206	4,881	4,085
Consolidated	$39,751	$38,849	$71,460	$66,595

Operating income (loss):
United States	$2,912	$3,289	$4,028	$4,419
Canada	543	503	682	535
Europe	170	119	280	171
Consolidated	$3,625	$3,911	$4,990	$5,125

Interest expense, net	445	321	850	583
Other expense (income), net	74	(29)	61	(16)
Consolidated income before income taxes	$3,106	$3,619	$4,079	$4,558

Assets by segment:
(in thousands)
	June 30,	December 31,
	2018	2017
United States	$107,841	$104,431
Canada	4,758	4,926
Europe	5,979	5,373
Consolidated	$118,578	$114,730

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $138,829 and $121,717 for the three months ended June 30, 2018 and 2017, respectively. Share-based compensation expenses were $307,180 and $236,717 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there was a total of $1,579,923 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

8. Fair Value Measurements

The carrying value of the Company’s bank debt approximates fair value. Fair value was determined using a discounted cash flow analysis.

9. Business Combinations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN for $7.2 million in cash. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Customers, including many large retail chains, use the Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents.

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition and technological changes on the Company; (v) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vi) currency fluctuations; (vii) increases in the cost of borrowings resulting from rising interest rates; (viii) uncertainties arising from the interpretation and application of the U.S. Tax Cuts and Jobs Act enacted in December 2017; and (ix) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Results of Operations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Customers, including many large retail chains, use the Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of Spill Magic assets is set forth in Note 9 – Business Combinations, in the Notes to Condensed Consolidated Financial Statements.

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

Net Sales

Consolidated net sales for the three months ended June 30, 2018 were $39,751,000 compared with $38,849,000 in the same period in 2017, a 2% increase. Consolidated net sales for the six months ended June 30, 2018 were $71,460,000, compared with $66,595,000 for the same period in 2017, a 7% increase.

Net sales for the three and six months ended June 30, 2018 in the U.S. segment increased 2% and 7%, respectively, compared with the same periods in 2017. Sales in the U.S. for the three and six month period increased compared to the same period last year, primarily due to market share gains of first aid and safety products.

Net sales in Canada for the three months ended June 30, 2018 decreased 1% in U.S. dollars (5% in local currency), compared with the same period in 2017. Net sales in Canada for the six months ended June 30, 2018 increased 3% in U.S. dollars (remained constant in local currency) compared with the same period in 2017.

Net sales in Europe for the three months ended June 30, 2018 increased 13% in U.S. dollars (5% in local currency), compared with the same period in 2017. Net sales for the six months ended June 30, 2018 increased 19% in U.S. dollars (7% in local currency). The increases in net sales for the three and six months ended June 30, 2018 were primarily due to new customers in the office products and sporting goods channels as well as higher sales of DMT sharpening products.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $14,712,000 (37.0% of net sales) compared to $14,483,000 (37.3% of net sales) for the same period in 2017. Gross profit for the six months ended June 30, 2018 was $26,836,000 (37.6% of net sales) compared to $25,047,000 (37.6% of net sales) in the same period in 2017. The increases in gross profit for the three and six months ended June 30, 2018 were primarily due to higher net sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2018 were $11,087,000 (27.9% of net sales) compared with $10,572,000 (27.2% of net sales) for the same period of 2017, an increase of $515,000. SG&A expenses for the six months ended June 30, 2018 were $21,846,000 (30.6% of net sales) compared with $19,922,000 (29.9% of net sales) in the comparable period of 2017, an increase of $1,924,000. The increases in SG&A expenses for the three and six months ended June 30, 2018, compared to the same period in 2017, were primarily due to the addition of sales and marketing personnel, which include compensation and recruiting costs, and higher freight and commission expenses due to higher sales.

Operating Income

Operating income for the three months ended June 30, 2018 was $3,625,000 compared with $3,911,000 in the same period of 2017. Operating income for the six months ended June 30, 2018 was $4,990,000 compared with $5,125,000 in the same period of 2017. The decreases in operating income were primarily driven by an increase in selling, general and administration expenses for the three and six-month periods.

Operating income in the U.S. segment decreased by approximately $377,000 and $391,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

Operating income in the Canadian segment increased by $40,000 and $147,000 for the three and six months ended June 30, 2018, compared to the same periods in 2017.

Operating income in the European segment increased by $51,000 and $109,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases in operating income in the European segment were principally due to higher sales.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2018 was $445,000, compared with $321,000 for the same period of 2017, a $124,000 increase. Interest expense, net for the six months ended June 30, 2018 was $850,000, compared with $583,000 for the same period of 2017, a $267,000 increase. The increase in interest expense resulted from higher average interest rates for borrowings under the Company’s bank revolving credit facility for the three and six months ended June 30, 2018, as well as expense associated with the mortgage on the Vancouver, WA building, which we acquired in October 2017.

Other Expense (Income), net

Other expense, net was $74,000 in the three months ended June 2018 compared to $29,000 of other income, net in the same period of 2017, an increase in other expense of $103,000. Other expense, net was $61,000 in the six months ended June 30, 2018 compared to $16,000 of other income, net in the same period of 2017, an increase in other expense of $77,000. The changes in other expense (income), net for the three and six months ended June 30, 2018 were primarily due to losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rates for the three and six-month periods ended June 30, 2018 were 22% and 22%, respectively, compared to 21% and 23% during the same periods in 2017. In the three and six months ended June 30, 2017, the Company recorded approximately $350,000 in excess tax benefits resulting from the adoption of ASU 2016-09 in 2017. Excluding the impact of the tax benefit, the effective tax rate would have been 31% for the three and six months ended June 30, 2017. The lower effective tax rate is primarily the result of the Tax Cuts and Jobs Act which resulted in a reduction of the corporate tax rate from 35% to 21%.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2018, working capital increased approximately $2.8 million compared to December 31, 2017. Inventory increased by approximately $2.4 million at June 30, 2018 compared to December 31, 2017 primarily due to the seasonal nature of the Company’s back to school business and anticipation of new business. Inventory turnover calculated using a twelve-month average inventory balance, was 2.2 at June 30, 2018 and December 31, 2017, respectively. Receivables increased by approximately $8.5 million at June 30, 2018 compared to December 31, 2017. The average number of days sales outstanding in accounts receivable was 66 days at June 30, 2018, compared with 65 days at December 31, 2017. The increase in accounts receivables is due to the seasonal nature of the Company’s back to school business. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities increased by approximately $828,000 during the first six months of 2018.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	June 30, 2018	December 31, 2017

Working capital	$63,828	$61,034
Current ratio	4.62	4.64
Long term debt to equity ratio	91.7%	94.4%

During the first six months of 2018, total debt outstanding under the Company’s revolving credit facility increased by approximately $868,000, compared to total debt thereunder at December 31, 2017. As of June 30, 2018, $44,318,000 was outstanding and $5,682,000 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily to fund the increase in working capital. Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the business.

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement lowers the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 and interest are due monthly, with all amounts outstanding due on maturity on October 31, 2024.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report.

Exhibit 10.10(i) Amendment No. 7 to Revolving Loan Agreement with HSBC dated May 24, 2018

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

Dated: August 9, 2018

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 9, 2018

