Form 10-Q
period 2018-09-30
ACME UNITED CORP
filed 2018-11-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

___________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X]     No  [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of November 7, 2018 the registrant had outstanding 3,369,061 shares of its $2.50 par value Common Stock.

2

 ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,021	$9,338
Accounts receivable, less allowance	30,869	26,012
Inventories, net	41,274	40,087
Prepaid expenses and other current assets	2,270	2,381
Total current assets	78,434	77,818
Property, plant and equipment:
Land	1,424	1,429
Buildings	10,097	9,561
Machinery and equipment	17,846	16,243
	29,367	27,233
Less: accumulated depreciation	14,879	13,505
	14,488	13,728

Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,959	17,882
Other assets	606	606
Total assets	$115,183	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,654	$11,151
Other accrued liabilities	4,684	5,633
Total current liabilities	11,338	16,784
Long-term debt	47,028	43,450
Mortgage payable, net of current portion	3,511	3,711
Other non-current liabilities	815	847
Total liabilities	62,692	64,792

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued and outstanding- 4,838,071 shares in 2018 and 2017,
including treasury stock	12,094	12,094
Additional paid-in capital	8,768	8,881
Retained earnings	47,360	44,467
Treasury stock, at cost - 1,464,010 shares in 2018 and 2017	(13,870)	(13,870)
Accumulated other comprehensive loss:
Minimum pension liability	(577)	(577)
Translation adjustment	(1,284)	(1,057)
	(1,861)	(1,634)
Total stockholders’ equity	52,491	49,938
Total liabilities and stockholders’ equity	$115,183	$114,730

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$34,731	$33,785	$106,191	$100,380
Cost of goods sold	22,281	21,559	66,905	63,107

Gross profit	12,450	12,226	39,286	37,273

Selling, general and administrative expenses	11,077	10,256	32,923	30,178
Operating income	1,373	1,970	6,363	7,095

Non-operating items:
Interest expense, net	496	365	1,346	949
Other expense, net	23	37	84	21
Total other expense, net	519	402	1,430	970
Income before income tax expense	854	1,568	4,933	6,125
Income tax expense	47	366	926	1,418
Net income	$807	$1,202	$4,007	$4,707

Basic earnings per share	$0.24	$0.36	$1.19	$1.40

Diluted earnings per share	$0.23	$0.32	$1.12	$1.25

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,374	3,373	3,374	3,351
Weighted average number of dilutive stock options
outstanding	177	421	200	414
Denominator used for diluted per share computations	3,551	3,794	3,574	3,765

Dividends declared per share	$0.11	$0.11	$0.33	$0.32

See Notes to Condensed Consolidated Financial Statements

6

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$807	$1,202	$4,007	$4,707
Other comprehensive income (loss):
Foreign currency translation	8	234	(227)	528
Comprehensive income	$815	$1,436	$3,780	$5,235

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,007	$4,707
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	1,480	1,253
Amortization	923	874
Stock compensation expense	641	552
Changes in operating assets and liabilities:
Accounts receivable	(4,903)	(10,866)
Inventories	(1,357)	1,382
Prepaid expenses and other assets	(1)	(147)
Accounts payable	(4,404)	1,079
Other accrued liabilities	(882)	(30)
Total adjustments	(8,503)	(5,903)
Net cash used in operating activities	(4,496)	(1,196)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,252)	(2,401)
Purchase of patents and trademarks	—	—
Acquisition of business	—	(7,233)
Net cash used in investing activities	(2,252)	(9,634)

Cash flows from financing activities:
Net borrowings of long-term debt	3,578	13,033
Cash settlement of stock options	(754)	(760)
Proceeds from issuance of common stock	—	649
Distributions to stockholders	(1,114)	(1,037)
Repayment on mortgage payable	(200)	—
Net cash provided by financing activities	1,510	11,885

Effect of exchange rate changes on cash and cash equivalents	(79)	55
Net decrease in cash and cash equivalents	(5,317)	1,110

Cash and cash equivalents at beginning of period	9,338	5,911

Cash and cash equivalents at end of period	$4,021	$7,021

Supplemental cash flow information:
Cash paid for income taxes	$502	$728
Cash paid for interest	$1,316	$908

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

The Company has evaluated events and transactions subsequent to September 30, 2018 and through the date these condensed consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

In February 2016, the FASB issued guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  The Company will adopt this standard on January 1, 2019 using the prospective adoption approach.  The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and related disclosures. At this time, the Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated Statements of Income. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. As a result of the adoption of this standard, management anticipates that a right-of-use asset and a related lease liability will be established in our consolidated balance sheet to reflect the present value of the future lease payments.

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

In February 2018, the FASB issued ASU No. 2018-02 Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is in the process of assessing the impact of the new accounting rules on the Company’s financial condition and management presently does not expect the adoption of ASU 2018-02 to have a material impact on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosures Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020.

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

In accordance with the adoption of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost of $21,000 and $65,000 to “Other expense, net” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, while service cost remains in “Selling, general and administrative expenses.”

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Service cost	$7	$9	$25	$27

Interest cost	$10	$8	$30	$36
Expected return on plan assets	(17)	(12)	(51)	(52)
Amortization of prior service costs	—	(4)	—	—
Amortization of actuarial loss	21	29	65	81
Total non-service cost	$14	$21	$44	$65

Net periodic pension cost	$21	$30	$69	$92

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations with respect to each year. As of September, 30, 2018, the Company had contributed $25,000 to the plan with respect to the year ending December 31, 2018; the amount contributed satisfied the Company’s funding obligations for that year.

4. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of this standard did not impact the timing of revenue recognition for customer sales in the three and nine months ended September 30, 2018.

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

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. Typically between 30 and 90 days, but they vary dependent on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

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

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient in ASC 606-10-32-18 applicable to such contracts and accordingly, does not consider the time value of money in relation to significant financing components.  The effect of applying this practical expedient election did not have an impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category:

For the three months ended September 30, 2018
(amounts in 000's)
	US	Canada	Europe	Total
Cutting, Sharpening and Other	$16,376	$1,691	$2,127	$20,194
First Aid and Safety	14,537	—	—	14,537

Total Net Sales	$30,913	$1,691	$2,127	$34,731

For the nine months ended September 30, 2018
(amounts in 000's)
	US	Canada	Europe	Total
Cutting, Sharpening and Other	$48,680	$5,715	$7,008	$61,403
First Aid and Safety	44,788	—	—	44,788

Total Net Sales	$93,468	$5,715	$7,008	$106,191

5. Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings of $47,028,000 and $43,450,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three and nine months ended September 30, 2018, the Company paid approximately $511,200 and $753,635, respectively, to optionees who had elected a net cash settlement of their respective options, which elections were subject to the approval of the Company.

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

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington Massachusetts, Tennessee and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 11% of the Company’s total net sales for the three and nine months ended September 30, 2018 compared to 10% and 12% for the comparable periods in 2017.

The chief operating decision maker evaluates the performance of each operating segment based on segment revenues and operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.

The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2018 and 2017:

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2018	2017	2018	2017
United States	$30,913	$30,038	$93,468	$88,653
Canada	1,691	1,661	5,715	5,556
Europe	2,127	2,086	7,008	6,171
Consolidated	$34,731	$33,785	$106,191	$100,380

Operating income (loss):
United States	$1,182	$1,730	$5,209	$6,149
Canada	193	209	876	744
Europe	(2)	31	278	202
Consolidated	1,373	1,970	6,363	7,095

Interest expense, net	496	365	1,346	949
Other expense, net	23	37	84	21
Consolidated income before income taxes	$854	$1,568	$4,933	$6,125

Assets by segment:
( in thousands )
	September 30,	December 31,
	2018	2017
United States	$105,071	$104,431
Canada	4,367	4,926
Europe	5,745	5,373
Consolidated	$115,183	$114,730

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $334,238 and $315,000 for the three months ended September 30, 2018 and 2017, respectively. Share-based compensation expenses were $641,418 and $551,717 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was a total of $2,337,200 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition and technological changes on the Company; (v) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vi) currency fluctuations; (vii) increases in the cost of borrowings resulting from rising interest rates; (viii) uncertainties arising from the interpretation and application of the U.S. Tax Cuts and Jobs Act enacted in December 2017; (ix) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates;  and (x) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting us, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Net Sales

Consolidated net sales for the three months ended September 30, 2018 were $34,731,000 compared with $33,785,000 in the same period in 2017, a 3% increase. Consolidated net sales for the nine months ended September 30, 2018 were $106,191,000, compared with $100,380,000 for the same period in 2017, a 6% increase.

Net sales for the three months ended September 30, 2018 in the U.S. segment increased 3%, compared with the same periods in 2017. Sales of first aid and safety products increased 7% while sales of Westcott school and office products declined 6%, despite a strong back-to-school. Office product sales were negatively impacted by overstock of office scissors at a large on-line retailer and store closings. Net sales for the nine months ended September 30, 2018 increased 5% compared to the same period in 2017. The increase was primarily due to market share gains of first aid and safety products.

Net sales in Canada for the three months ended September 30, 2018 increased 2% in U.S. dollars (6% in local currency), compared with the same period in 2017. Net sales in Canada for the nine months ended September 30, 2018 increased 3% in U.S. dollars (2% in local currency) compared with the same period in 2017. The increases in sales for the three and nine months ended September 30, 2018 were primarily due to higher sales of Camillus knives.

Net sales in Europe for the three months ended September 30, 2018 increased 2% in U.S. dollars (3% in local currency), compared with the same period in 2017. Net sales for the nine months ended September 30, 2018 increased 13% in U.S. dollars (6% in local currency). The increases in net sales for the three and nine months ended September 30, 2018 were primarily due to new customers in the office products channel, higher sales of DMT sharpening products, and strong e-commerce demand for these products.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $12,450,000 (35.8% of net sales) compared to $12,226,000 (36.2% of net sales) for the same period in 2017. Gross profit for the nine months ended September 30, 2018 was $39,286,000 (37.0% of net sales) compared to $37,273,000 (37.1% of net sales) in the same period in 2017. The increases in gross profit for the three and nine months ended September 30, 2018 were primarily due to higher net sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2018 were $11,077,000 (31.9% of net sales) compared with $10,256,000 (30.4% of net sales) for the same period of 2017, an increase of $821,000. SG&A expenses for the nine months ended September 30, 2018 were $32,923,000 (31.0% of net sales) compared with $30,178,000 (30.1% of net sales) in the comparable period of 2017, an increase of $2,745,000. The increases in SG&A expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, were primarily due to costs relating to the addition of sales and marketing personnel, which include compensation and recruiting costs, and higher freight and commission expense due to higher sales.

Operating Income

Operating income for the three months ended September 30, 2018 was $1,373,000 compared with $1,970,000 in the same period of 2017. Operating income for the nine months ended September 30, 2018 was $6,363,000 compared with $7,095,000 in the same period of 2017. The decreases in operating income were primarily from additions of sales and marketing personnel to support growth initiatives as well as higher interest rates on our variable rate credit facility. In the third quarter of 2018, the Company began to take actions to reduce expenses. These reductions are meant to bring operating expenses in-line with anticipated sales growth and are expected to result in annual savings of approximately $1.5 million. The reductions include approximately $700,000 annually in personnel expenses, $400,000 in print advertising costs and $400,000 in productivity initiatives.

Operating income in the U.S. segment decreased by approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases in operating income for the three and nine months ended September 30, 2018 are primarily due to higher selling, general and administrative expenses.

Operating income in the Canadian segment decreased by approximately $16,000 for the three months ended September 30, 2018 and increased approximately $132,000 for the nine months ended September 30, 2018, compared to the same periods in 2017. The increase in operating income for the nine months ended September 30, 2018 is primarily due to higher sales.

Operating income in the European segment decreased by approximately $33,000 for the three months ended September 30, 2018 and increased approximately $76,000 for the nine months ended September 30, 2018 compared to the same periods in 2017. The increase in operating income in the European segment for the three and nine months ended September 30, 2018 was principally due to higher sales.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2018 was $496,000, compared with $365,000 for the same period of 2017, a $131,000 increase. Interest expense, net for the nine months ended September 30, 2018 was $1,346,000, compared with $949,000 for the same period of 2017, a $397,000 increase. The increases in interest expense resulted from higher average interest rates for borrowings under the Company’s bank revolving credit facility for the three and nine months ended September 30, 2018, as well as interest expense associated with the mortgage on the Vancouver, WA building, which we acquired in October 2017. Refer to Note 5 – Debt and Shareholders’ Equity.

Other Expense, net

Other expense, net was $23,000 in the three months ended September 30, 2018 compared to $37,000 in the same period of 2017, a decrease in other expense of $14,000. The decrease in other expense, net for the three months ended September 30, 2018 was primarily due to lower losses from foreign currency transactions. Other expense, net was $84,000 in the nine months ended September 30, 2018 compared to $21,000 in the same period of 2017, an increase in other expense, net of $63,000. The changes in other expense, net for the nine months ended September 30, 2018 were primarily due to higher losses from foreign currency transactions.

Income Taxes

The Company’s effective tax rates for the three and nine-month periods ended September 30, 2018 were 5% and 19%, respectively, compared to 23% during the same periods in 2017. In the three and nine months ended September 30, 2018, the Company recorded approximately $115,000 in excess tax benefits resulting from the exercise of stock options. In the nine months ended September 30, 2017, the Company recorded approximately $350,000 in excess tax benefits. Excluding the impact of the tax benefit in both years, the effective tax rate would have been 19% and 21% for the three and nine months ended September 30, 2018 compared to 23% and 29% in the same periods of 2017. The lower effective tax rates were primarily the result of the Tax Cuts and Jobs Act which reduced the corporate tax rate from 35% to 21%.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2018, working capital increased approximately $6.1 million compared to December 31, 2017. Inventory increased by approximately $1.2 million at September 30, 2018 compared to December 31, 2017 primarily due to the seasonal nature of the Company’s back to school business and anticipation of new business. Inventory turnover calculated using a twelve-month average inventory balance, was 2.1 and 2.2 at September 30, 2018 and December 31, 2017, respectively. Receivables increased by approximately $4.9 million at September 30, 2018 compared to December 31, 2017. The average number of days sales outstanding in accounts receivable was 62 days at September 30, 2018, compared with 65 days at December 31, 2017. The increase in accounts receivables is due to the seasonal nature of the Company’s back to school business. Sales are typically stronger in the second and third quarters compared to the first and fourth quarters. Accounts payable and other current liabilities decreased by approximately $5.4 million.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	September 30, 2018	December 31, 2017

Working capital	$67,096	$61,034
Current ratio	6.92	4.64
Long term debt to equity ratio	96.3%	94.4%

During the first nine months of 2018, total debt outstanding under the Company’s revolving credit facility increased by approximately $3.6 million, compared to total debt thereunder at December 31, 2017. As of September 30, 2018, $47,028,000 was outstanding and $2,972,000 was available for borrowing under the Company’s credit facility. The increase in the debt outstanding was primarily to fund the increase in working capital. Increases in accounts receivable, inventory and debt outstanding under the Company’s revolving credit facility typically occur in the second and third quarter of each year due to the seasonal nature of the back-to-school market.

On September 24, 2018, the United States levied a third round of tariffs on the import of some products from China, which is an important source of many of the Company’s products. The first two rounds targeted $50 billion of Chinese goods and applied a 25% tariff; these rounds had no impact on the Company. The third round targeted an additional $200 billion of Chinese goods and applied a 10% tariff that is scheduled to increase to 25% at the start of 2019. This latest round affects approximately 10% of the Company’s product purchases and will increase our costs of procurement. These tariffs affect certain measuring products, folding knives and first aid components. In response to these tariffs, the Company has implemented a price increase on the affected products in order to offset their impact. Tariff levels may be further increased and the types of products subject to tariffs may be expanded. Although the Company intends to pass additional price increases on to our customers, such tariff-related developments could have a negative impact on customer demand and adversely affect our business, financial condition and results of operations. In addition, we might have to modify our current business practices, including potentially sourcing from alternative vendors.

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement lowers the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At September 30, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

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

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility will, under current conditions, be enough to finance the Company’s planned operations over the next twelve months from the filing of this report.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See also risks described in Part 1, Item 2 of this report under the caption “Financial Condition – Liquidity and Capital Resources,” regarding the potential impact of additional tariffs which may be imposed on our products.

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

Dated: November 9, 2018

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 9, 2018

