Form 10-K
period 2018-12-31
ACME UNITED CORP
filed 2019-03-15
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ___________ to ___________
Commission file number: 01-07698

ACME UNITED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0236700
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

55 Walls Drive, Fairfield, Connecticut	06824
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code: (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2.50 par value Common Stock	NYSE American

Securities registered pursuant to Section 12 (g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [_]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [_]   NO [X]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [_]	Accelerated filer [X]

Non-accelerated filer [_]	Smaller Reporting Company [X]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act [ _]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $61,417,386.

Registrant had 3,350,833 shares of its $2.50 par value Common Stock outstanding as of March 8, 2019.

DOCUMENTS INCORPORATE BY REFERENCE

(1)        Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 22, 2019 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in Part III.

2

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative safety solutions and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. It’s principal products sold across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and safety related products. The Company sells its products primarily to wholesale, contract and retail stationery distributors, office supply superstores, mass market and e-commerce retailers, industrial distributors, office supply super stores, sporting goods stores, hardware changes and wholesale florists.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2018 were $137.3 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

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

Acquisitions

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely discarded. Customers, including many large retail chains, use Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids, and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC. Additional information concerning the acquisition of Spill Magic assets is set forth in Note 17 – Business Combinations, in the notes to consolidated financial statements in this report.

Principal Products

The Company markets and sells under two main categories: i) Cutting, Sharpening and Measuring; and ii) First Aid and Safety. The Cutting, Sharpening and Measuring category includes school, home and office products (Westcott® brand), and Hardware, Industrial and Sporting Goods products (Clauss®, Camillus®, Cuda® and DMT® brands). The First Aid and Safety Category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit® and Spill Magic® brands).

CUTTING, SHARPENING AND MEASURING

School, Home and Office

Westcott

Westcott, with a history of quality dating back to 1872, provides innovative cutting and measuring products for the school, home and office as well as industrial safety cutting. Principal products under the Westcott brand include scissors, rulers, pencil sharpeners, paper trimmers, lettering products, craft products and safety cutters. Westcott is one of the leading scissor and ruler brands in North America.

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. In 2018, Westcott continued to build on its safety knife launch with the introduction of the Saber Safety Cutters as well as several new ceramic safety knives, allowing its customers to remain safer on the job. Westcott also began to expand its innovation of scissors with the patent pending anti-friction fully adjustable Glide scissor line. This new line allows the user to customize the scissor to the user’s specific application or preference.

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings.

Camillus

Since 1876 Camillus has been supplying innovative and high quality knives. The Camillus brand has a strong heritage in the hunting, sporting, survival and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade, folding knives, line of sight cutting tools and tactical tools. Many of the knives are enhanced with titanium carbonitride coatings to increase the hardness of the blade of up to 10 times that of untreated stainless steel.

Cuda

We launched the Cuda line of fishing tools and knives in 2014. Featuring titanium bonded German steels and alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In July of 2014, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In January 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design. In 2017, Cuda launched a line of cut and puncture resistant gloves which feature quadruple layered Kevlar® and a line of telescopic landing nets featuring replaceable nets and a net containment system. In 2018, Cuda launched a Professional Series of knives, tools and fishing gaffs that are directed towards the commercial fishing segment.

DMT

DMT products are leaders in diamond sharpening tools for knives, scissors, chisels, skis, skates and many other edges that require sharpening. DMT was founded in 1976 by aerospace engineers. The DMT products use a proprietary process of finely dispersed diamonds bonded to the surfaces of sharpeners and are famous for providing diamond sharpeners with the flattest sharpening surface, greatest concentrated amount of diamonds and the highest quality diamonds per sharpener.  In 2017, DMT launched 12 new diamond sharpeners that include a gear-driven sharpener, sonic sharpener and pull through sharpeners that provide a simple sharpening solution for beginners as well as sharpening experts.

FIRST AID AND SAFETY

First Aid & Safety

First Aid Only

The First Aid Only brand offers first aid kits, refills, and safety products that meet regulatory requirements for a broad range of industries.  The Smart Compliance® first aid system is an effective tool for maintaining OSHA compliance. The Company’s SafetyHub App technology streamlines the inspection and replenishment process for a broad range of Safety products and provides data analytics to optimize costs.

Pac-Kit

The Pac-Kit brand offers first aid kits, industrial stations and refills, emergency medical travel and recreational kits of the industrial, safety, transportation and marine markets. The brand has a long history dating back to the 19th century. Although Pac-Kit’s products are similar to the PhysiciansCare brand, the Pac-Kit brand is especially known for its customized products which are designed to meet customer specifications.

PhysiciansCare

The PhysiciansCare brand offers a variety of portable eyewash solutions and over-the counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Spill Magic

The Spill Magic brand is a leader in absorbents that encapsulate spills into dry powders that can safely be discarded. The spill response system reduces slip & fall accidents in various venues, including grocery, retail, big box and other stores; food service & hotel chains; municipal facilities; and industry-specific distributors in the U.S. and Europe. Acquired in February 2017, we introduced additional Spill Magic products in 2017, including clean-up kits for bodily fluids and blood-borne pathogen kits.

Product Development

The Company’s strong commitment to understanding our consumers and defining products that fulfill their needs through innovation drives our product development strategy, which we believe is and will be a key contributor to our success. The Company incurred research, development and related costs of $734,000 in 2018 and $752,000 in 2017.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT, Pac-Kit and Spill Magic. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2018 was 10 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market and ecommerce retailers and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. The Company had one customer in 2018 and two customers in 2017 that individually exceeded 10% of consolidated net sales. In 2018, net sales to this one customer were approximately 13%, of consolidated net sales. In 2017, net sales to the two customers were approximately 16% and 11%, respectively.

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

Employees

As of December 31, 2018, the Company employed 435 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

Item 1A. Risk Factors

The Company is subject to a number of significant operational risks that might cause the Company’s actual results to vary materially from its forecasts, targets or projections, including:

•	achieving planned revenue and profit growth in each of the Company's business segments;

•	changes in customer requirements and in the volume of sales to principal customers;

•	the ability of the Company to anticipate timing of orders and shipments particularly in the ecommerce area;

•	emergence of new competitors or consolidation of existing competitors; and

•	industry demand fluctuations.

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

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has recently fluctuated against the U.S. Dollar, if the Chinese Renminbi continues to fluctuate with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

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

Changes in trade policies, including the imposition of tariffs and their enforcement, may have a material adverse impact on our business, results of operations, and outlook.

On September 24, 2018, the United States levied a third round of tariffs on the import of some products from China, which is an important source of many of the Company’s products. The first two rounds targeted $50 billion of Chinese goods and applied a 25% tariff; these rounds had no impact on the Company. The third round targeted an additional $200 billion of Chinese goods and applied a 10% tariff that was scheduled to increase to 25% at the start of 2019 but has been delayed. This latest round affects approximately 10% of the Company’s product purchases and will increase our costs of procurement. These tariffs affect certain measuring products, folding knives and first aid components. In response to these tariffs, the Company has implemented a price increase on the affected products in order to offset their impact. Tariff levels may be further increased and the types of products subject to tariffs may be expanded. Although the Company intends to pass additional price increases on to our customers, such tariff-related developments could have a negative impact on customer demand and adversely affect our business, financial condition and results of operations. In addition, we might have to modify our current business practices, including potentially sourcing from alternative vendors.

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. The Company had one customer in 2018 and two customers in 2017 that individually exceeded 10% of consolidated net sales. In 2018, net sales to this one customer were approximately 13%, of consolidated net sales. In 2017, net sales to the two customers were approximately 16% and 11%, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 10% of our net sales in 2018 and has been our fastest growing distribution channel over the last several years. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites.  Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

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

The Company’s success depends in part on its ability to obtain patents and trademarks and to preserve other intellectual property rights covering its products and processes. The Company has obtained certain domestic and foreign patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible competing products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property or legal defense of such action could have a material adverse effect on the Company.

The Company is subject to intense competition in all of the markets in which it competes.

The Company’s products are sold in highly competitive markets including at mass merchants, high volume office supply stores and online. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require the Company to match or better competitors’ prices to retain business or market shares. The Company believes that its competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. The Company’s success will depend in part on its ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which it competes. The Company may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and the Company may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining its competitive position. In addition, there are numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results. There are no significant barriers to entry into the markets for most of the Company’s products.

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC, N.A. which presently bears interest at a rate of LIBOR plus 1.75%.  In response to the last global economic recession, actions of the U.S. Federal Reserve and other central banking institutions, were taken to create and maintain a low interest rate environment. However, in 2018, the U.S. Federal Reserve raised its benchmark interest rate three times. Increases in interest rates would increase our interest costs on our variable-rate debt as well as any future fixed rate debt, we may incur at higher interest rates, and interest which we pay reduces our cash available for working capital, acquisitions, and other uses.

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

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under the law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase program. (At December 31, 2018, a total of 17,999 may be purchased in the future under the repurchase program which the Company announced in 2010.) This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,910,112 shares of our common stock held by non-affiliates as of December 31, 2018. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Solingen, Germany	340,000 53,000 35,000	Warehousing and distribution Warehousing and distribution Warehousing, distribution and administrative
	428,000
Leased
Fairfield, CT	15,400	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, distribution and administrative
Smyrna, TN	13,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	121,300

Total:	549,300

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

Issuer Purchases of Equity Securities

On November 22, 2010, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2018, the Company repurchased 23,228 shares of its Common Stock. As of December 31, 2018, a total of 17,999 shares may be purchased in the future under the repurchase program announced in 2010.

Item 6. Selected Financial Data

As a registered smaller reporting company, the Company is not required to provide this information.

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition and technological changes on the Company; (v) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vi) currency fluctuations; (vii) increases in the cost of borrowings resulting from rising interest rates; (viii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (ix) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors set forth above in Item 1A of this Annual Report on Form 10-K.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The Company’s significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements. Certain accounting estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management and can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. The Company’s management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical operations, future business plans and projected financial results, the terms of existing contracts, the observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses the Company’s critical accounting policies and estimates:

Estimates – Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow moving inventories, potentially uncollectible accounts receivable, pension liability and accruals for income taxes. Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

Revenue Recognition – The Company recognizes revenues from the sale of products at a point in time, shipment or delivery, based on the terms of the underlying contract with the customer. Customer program costs, including rebates, cooperative advertising, slotting fees and other sales related discounts are recorded as a reduction to sales. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company’s primary source of revenues is from the sale of products which are recognized at a point in time, the impact on its consolidated financial statements was not material.

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for doubtful accounts represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write-offs has been negligible.

Customer Rebates – Customer rebates and incentives are a common practice in the office products industry. We incur customer rebate costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer rebate costs and incentives, including volume rebates, promotional funds, catalog allowances and slotting fees, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale and are based on individual customer contracts. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when appropriate.

Obsolete and Slow Moving Inventory – Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. An allowance is established to adjust the cost of inventory to its net realizable value. Inventory allowances are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Income Taxes – Deferred income tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.

The Tax Act was signed into law in December 2017 and legislation represents a fundamental and dramatic shift in U.S. taxation, with many provisions of the Act differing significantly from previous U.S. tax law. With enactment occurring late in 2017, companies with calendar reporting years have not had extensive time to analyze the impacts of the legislation. Applying the effects of a lower corporate tax rate to deferred tax assets and liabilities, evaluating the one-time transition tax on undistributed earnings of foreign operations, examining the implications of changes to net operating loss and other credit carryforwards and considering other provisions of the Act in a relatively compressed time frame necessitates significant estimation and judgment. Following the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 118, we have made reasonable estimates of the Act's provisions and have recorded a non-cash charge to fourth quarter of 2017 tax expense of $1,245,000 to reflect these effects. As permitted by SAB 118, the Company has subsequently finalized its accounting analysis based on the guidance, interpretations and data available as of December 31, 2018. There were no material adjustments to the Company’s financial statements as a result.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2018 was 10 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2018 and 2017, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Pension Obligation – The pension benefit obligation is based on various assumptions used by third-party actuaries in calculating this amount.  These assumptions include discount rates, expected return on plan assets, mortality rates and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements and obligations.  Our funding policy is to fund the plan in accordance with applicable requirements of the Internal Revenue Code and regulations.

These assumptions are reviewed annually and updated as required. The Company has a frozen defined benefit pension plan.  Two assumptions, the discount rate and the expected return on plan assets, are important elements of expense and liability measurement.

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 3.87% to be appropriate as of December 31, 2018, which is an increase of 0.73 percentage points from the rate used as of December 31, 2017.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2018. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the notes to the Company’s consolidated financial statements in this report.

Accounting for Stock-Based Compensation – Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Scholes option - pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 12 – Stock Option Plans, in the notes to consolidated financial statements in this report for a more detailed discussion.

Results of Operations 2018 Compared with 2017

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

Net Sales

In 2018, sales increased by $6,771,000, or 5.2%, to $137,321,000 compared to $130,550,000 in 2017.

The U.S. segment sales increased by $5,586,000, or 5%, in 2018 compared to 2017 due to strong sales of first aid and safety products as well as Camillus knives.

Sales in Canada increased 2% in U.S. dollars and 1% in local currency compared to the same period in 2017.

Sales in Europe increased 13% in U.S. dollars and 9% in local currency compared to last year mainly due to new customers in the office products channel, growth in sales of DMT sharpening products, and strong e-commerce demand for these products.

Gross Profit

Gross profit was 36.9% of net sales in 2018 compared to 36.7% in 2017.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $43,192,000 in 2018 compared with $40,016,000 in 2017, an increase of $3,176,000, or 8%. SG&A expenses were 31.5% of net sales in 2018 compared to 30.7% in 2017. The increase in SG&A expenses was primarily due to costs relating to the addition of sales and marketing personnel, which include compensation and recruiting costs, and higher freight and commission expense due to higher sales.

Operating Income

Operating income was $7,457,000 in 2018, compared with $7,883,000 in 2017. The decrease in operating income was primarily from additions of sales and marketing personnel to support growth initiatives. Operating income in the U.S. decreased by approximately $685,000, primarily due to higher selling, general and administrative expenses. Operating income in Canada increased by approximately $109,000, primarily due to a better product mix and higher sales. Operating income in the European segment increased by approximately $150,000, primarily due to higher sales.

Interest Expense, Net

Net interest expense for 2018 was $1,858,000, compared with $1,327,000 for 2017, an increase of $531,000. The increase in interest expense, net for 2018, was primarily the result of a higher average interest rate during 2018.

Other Expense

Other expense was $67,000 in 2018 compared to $63,000 in 2017.

Income Tax Expense

Income tax expense was $933,000 in 2018, resulting in an effective tax rate of 17%. Excluding a special charge related to the Tax Act in December 2017 in the U.S of $1,245,000, income tax expense was $1,196,000 in 2017, resulting in an effective tax rate of 18%.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2018.

Liquidity and Capital Resources

During 2018, working capital decreased by approximately $1.0 million compared to December 31, 2017. Inventory increased by approximately $1.2 million, or 3%, which corresponds mostly to the increase in sales. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover, calculated using a twelve month average inventory balance, remained constant at 2.1 at December 31, 2018 as compared to December 31, 2017. The reserve for slow moving and obsolete inventory was $538,354 at December 31, 2018 compared to $654,855 at December 31, 2017. We do not anticipate significant increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2019.

Receivables decreased by approximately $0.9 million at December 31, 2018 compared to December 31, 2017. The average number of days sales outstanding in accounts receivable was 66 days in 2018 compared to 65 days in 2017. Accounts payable and other current liabilities decreased by approximately $3.2 million.

At December 31, 2018, total debt outstanding under the Company’s revolving credit facility decreased by approximately $3.2 million compared to total debt at December 31, 2017. As of December 31, 2018, $40,283,000 was outstanding and $9,717,000 was available for borrowing under the Company’s revolving credit facility.

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing, and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. The outstanding principal on December 31, 2018 was $3,711,112.

Capital expenditures during 2018 and 2017 were $2,850,993 and $3,146,194, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

As a result of the Tax Cuts and Jobs Act, we repatriated approximately $7.8 million in 2018. We used the proceeds to pay down debt and to finance expanded production at our DMT, Spill Magic, and First Aid facilities in the U.S., as well as make enhancements to our Rocky Mount distribution facility.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued and Adopted Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company has adopted the new guidance as of January 1, 2018 using the modified retrospective method. The adoption of the new guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company beyond the increase in the level of disclosures. Refer to Note 10 – Revenue from Contracts with Customers.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The service cost component of net periodic pension cost is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and the other components of net periodic pension cost are included in other expense. The income statement guidance requires application on a retrospective basis. The adoption of this ASU by the Company on January 1, 2018 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Refer to Note 6 – Pension and Profit Sharing.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-11, Leases (Topic 842) Targeted Improvements, in July 2018, and ASU 2018-20, Leases (Topic 842) Narrow Scope Improvements for Lessors, in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption.

Upon adoption of the amended guidance, the Company expects to record operating lease right-of-use assets and related liabilities of approximately $2.9 million, primarily related to real estate leases. We currently do not expect the amended guidance to have any other material impacts on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. For Acme, this ASU will be adopted effective January 1, 2019 and will result in a reclassification between retained earnings and AOCI. The Company estimates that the impact from this ASU will increase retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2018-07 to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosures Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

Net sales	$137,321,395	$130,550,349

Cost of goods sold	86,672,413	82,651,076

Gross profit	50,648,982	47,899,273

Selling, general and administrative expenses	43,192,076	40,016,220
Operating income	7,456,906	7,883,053

Non operating items:
Interest:
Interest expense	(1,891,042)	(1,356,536)
Interest income	32,818	29,376
Interest expense, net	(1,858,224)	(1,327,160)
Other expense	(67,458)	(62,596)
Total other expense, net	(1,925,682)	(1,389,756)
Income before income tax expense	5,531,224	6,493,297
Income tax expense	932,874	2,440,818
Net income	$4,598,350	$4,052,479

Earnings per share:
Basic	$1.36	$1.21
Diluted	$1.30	$1.09

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2018	2017

Net income	$4,598,350	$4,052,479
Other comprehensive (loss) gain -
Foreign currency translation	(461,374)	614,741
Change in net prior service credit
and actuarial gains, net of
income tax expense	37,388	87,461
Total other comprehensive (loss) income	(423,986)	702,202
Comprehensive income	$4,174,364	$4,754,681

See accompanying  Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,409,042	$9,338,269
Accounts receivable, less allowance	25,101,663	26,012,368
Inventories, net	41,332,137	40,086,871
Prepaid expenses and other current assets	2,149,295	2,380,137
Total current assets	72,992,137	77,817,645

Property, plant and equipment:
Land	1,422,785	1,428,597
Buildings	10,143,678	9,561,692
Machinery and equipment	18,244,038	16,242,764
Total property, plant and equipment	29,810,501	27,233,053
Less: accumulated depreciation	15,267,877	13,504,914
Net plant, property and equipment	14,542,624	13,728,139

Intangible assets, less accumulated amortization	17,044,400	17,882,005
Goodwill	4,696,370	4,696,370
Deferred income taxes	113,353	509,646
Other assets	88,902	96,001
Total assets	$109,477,786	$114,729,806

LIABILITIES
Current liabilities:
Accounts payable	$7,982,620	$11,150,960
Current portion of mortgage payable	266,667	266,667
Other accrued liabilities	5,115,400	5,365,344
Total current liabilities	13,364,687	16,782,971
Long-term debt	40,283,115	43,450,348
Mortgage payable, net of current portion	3,444,445	3,711,111
Other accrued liabilities - non current	53,128	847,383
Total liabilities	57,145,375	64,791,813

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000
shares; issued - 4,838,071 shares in 2018 and in 2017, including treasury stock	12,094,413	12,094,413
Treasury stock, at cost, 1,487,238 shares in 2018
and 1,464,010 shares in 2017	(14,235,190)	(13,870,041)
Additional paid-in capital	8,981,523	8,880,543
Accumulated other comprehensive loss	(2,057,985)	(1,633,999)
Retained earnings	47,549,650	44,467,077
Total stockholders' equity	52,332,411	49,937,993
Total liabilities and stockholders' equity	$109,477,786	$114,729,806

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2016	3,324,955	$11,971,657	$(13,870,041)	$8,493,256	$(2,336,201)	$41,861,675	$46,120,346
Net income						4,052,479	4,052,479
Total other comprehensive income					702,202		702,202
Stock compensation expense				684,351			684,351
Distribution to shareholders						(1,447,077)	(1,447,077)
Issuance of common stock	49,106	122,756		526,466			649,222
Cash settlement of stock options				(823,530)			(823,530)
Balances, December 31, 2017	3,374,061	$12,094,413	$(13,870,041)	$8,880,543	$(1,633,999)	$44,467,077	$49,937,993
Net income						4,598,350	4,598,350
Total other comprehensive loss					(423,986)		(423,986)
Stock compensation expense				869,055			869,055
Distribution to shareholders						(1,515,777)	(1,515,777)
Cash settlement of stock options				(768,075)			(768,075)
Purchase of treasury stock	(23,228)		(365,149)				(365,149)
Balances, December 31, 2018	3,350,833	$12,094,413	$(14,235,190)	$8,981,523	$(2,057,985)	$47,549,650	$52,332,411

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
Operating activities:
Net income	$4,598,350	$4,052,479
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	2,011,675	1,722,568
Amortization	1,217,525	1,172,292
Stock compensation expense	869,055	684,351
Deferred income taxes	396,233	660,703
Changes in operating assets and liabilities
Accounts receivable	807,988	(5,230,159)
Inventories	(1,580,151)	(1,846,765)
Prepaid expenses and other current assets	573,604	82,679
Accounts payable	(3,066,106)	3,733,667
Other accrued liabilities	(1,352,904)	(220,939)
Total adjustments	(123,081)	758,397
Net cash provided by operating activities	4,475,269	4,810,876
Investing activities:
Purchase of property, plant and equipment	(2,850,993)	(3,146,194)
Purchase of intellectual property	(379,921)	—
Purchase of building	—	(4,000,000)
Acquisitions	—	(7,233,114)
Net cash used by investing activities	(3,230,914)	(14,379,308)
Financing activities:
Net (repayments) borrowings of long-term debt	(3,167,233)	10,514,417
Borrowings on mortgage	—	4,000,000
Repayments on mortgage	(266,667)	(22,222)
Distributions to shareholders	(1,484,829)	(1,408,428)
Cash settlement of stock options	(768,075)	(823,530)
Purchase of treasury stock	(365,149)	—
Issuance of common stock	—	649,231
Net cash (used) provided by financing activities	(6,051,953)	12,909,468
Effect of exchange rate changes	(121,629)	86,463
Net (decrease) increase in cash and cash equivalents	(4,929,227)	3,427,499
Cash and cash equivalents at beginning of year	9,338,269	5,910,770
Cash and cash equivalents at end of year	$4,409,042	$9,338,269

Supplemental cash flow information:
Cash paid for income taxes	$887,592	$1,570,370
Cash paid for interest expense	$1,855,356	$1,255,190

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

2. Accounting Policies

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive and significant accounting estimates relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, pension liability and accruals for income taxes. Actual results could differ from those estimates.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other expense were foreign currency transaction losses of $7,458 in 2018 and foreign currency transaction gains of $24,404 in 2017.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – Accounts receivable are shown less an allowance for doubtful accounts of $462,132 at December 31, 2018 and $166,907 at December 31, 2017.

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets – Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2018 was 10 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2018 and 2017, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Deferred Income Taxes – Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Revenue Recognition – Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer, and when collection is reasonably assured. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 10 – Revenue from Contracts with Customers.

Research and Development – Research and development costs ($734,000 in 2018 and $752,000 in 2017) are expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($7,553,410 in 2018 and $6,595,544 in 2017) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,935,267 in 2018 and $1,997,113 in 2017) are included in selling, general and administrative expenses.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2018 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had one customer in 2018 and two customers in 2017 that individually exceeded 10% of consolidated net sales. In 2018, net sales to this one customer were approximately 13%, of consolidated net sales. In 2017, net sales to the two customers were approximately 16% and 11%, respectively.

Recently Issued and Adopted Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The Company has adopted the new guidance as of January 1, 2018 using the modified retrospective method. The adoption of the new guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company beyond the increase in the level of disclosures. Refer to Note 10 – Revenue from Contracts with Customers.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The service cost component of net periodic pension cost is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings and the other components of net periodic pension cost are included in other expense. The income statement guidance requires application on a retrospective basis. The adoption of this ASU by the Company on January 1, 2018 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Refer to Note 6 – Pension and Profit Sharing.

In February 2016, the FASB issued ASU 2016-02, Leases, associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, in January 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements, in July 2018 and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company has elected to apply the package of practical expedients upon adoption.

Upon adoption of the amended guidance, the Company expects to record operating lease right-of-use assets and related liabilities of approximately $2.9 million, primarily related to real estate leases. The Company currently does not expect the amended guidance to have any other material impacts on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. For Acme, this ASU will be adopted effective January 1, 2019 and will result in a reclassification between retained earnings and AOCI. The Company estimates that the impact from this ASU will increase retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2018-07 to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosures Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

3. Inventories

Inventories consisted of:

	December 31,
	2018	2017
Finished goods	$33,427,983	$33,110,826
Work in process	141,646	193,557
Materials and supplies	7,762,508	6,782,488
Inventories, net:	$41,332,137	$40,086,871

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $538,354 as of December 31, 2018 and $654,855 as of December 31, 2017.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2018	2017

First Aid Only Tradename	$3,410,000	$3,410,000
First Aid Only Customer List	5,500,010	5,500,010
DMT Trademarks	1,387,000	1,387,000
DMT Customer List	1,369,000	1,369,000
DMT Non-Compete	183,000	183,000
Slice License Agreement	379,921	—
Patents	2,271,980	2,271,980
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
Spill Magic Customer List	3,965,000	3,965,000
Spill Magic Trademarks	1,034,000	1,034,000
Spill Magic Non-Compete	67,111	67,111
C-Thru Customer List	1,050,000	1,050,000
Subtotal	22,780,720	22,400,799
Less: Accumulated Amortization	5,736,320	4,518,794
Subtotal Intangible Assets	17,044,400	17,882,005

Goodwill	4,696,370	4,696,370
Total:	$21,740,770	$22,578,375

Amortization expense for patents and trademarks for the years ended December 31, 2018 and 2017 were $1,217,526 and $1,172,292, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2019 - $1,241,417; 2020 - $1,236,796; 2021 - $1,234,971; 2022 - $1,231,686; and 2023 - $1,227,488.

5. Other Accrued Liabilities

The Company’s other current and long-term accrued liabilities consisted of:

	December 31,
	2018	2017
Customer Rebates	$3,395,511	$3,733,472
Pension Liability	147,099	113,042
Accrued Compensation	370,477	339,474
Dividend Payable	402,158	371,207
Other	853,283	1,655,531
Total:	$5,168,528	$6,212,726

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

In accordance with the adoption of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised the presentation of the non-service components of periodic pension cost of $87,000 to “Other expense” in the consolidated statement of operations for the twelve months ended December 31, 2017, while service cost remains in “Selling, general and administrative expenses.”

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2018, the Company contributed $25,107 to the plan.

The plan asset weighted average allocation at December 31, 2018 and December 31, 2017, by asset category, were as follows:

Asset Category:	2018	2017
Equity Securities	65%	67%
Fixed Income Securities	33%	32%
Other Securities / Investments	2%	1%
Total:	100%	100%

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

The pension plan asset information included below is presented at fair value. ASC 820 establishes a framework for measuring fair value and requires disclosures about assets and liabilities measured at fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 – Inputs to the valuation methodology based on unadjusted quoted market prices in active markets that are accessible at the measurement date.
•	Level 2 – Inputs to the valuation methodology that include quoted market prices that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2018 and 2017:

2018	Level 1	Level 2	Level 3	Total
Money Market Fund	$4	$17,320	$—	$17,324
Equity Common and Collected Funds	99,616	564,341	—	663,957
Fixed Income Common and Collected Funds	83,211	249,309	—	332,520
Total:	$182,831	$830,970	$—	$1,013,801

2017	Level 1	Level 2	Level 3	Total
Money Market Fund	$—	$10,774	$—	$10,774
Equity Common and Collected Funds	125,451	711,143	—	836,594
Fixed Income Common and Collected Funds	100,430	302,001	—	402,431
Total:	$225,881	$1,023,918	$—	$1,249,799

Other disclosures related to the pension plan follow:

	2018	2017
Assumptions used to determine benefit obligation:
Discount rate	3.87%	3.14%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,362,867)	$(1,499,798)
Interest cost	(39,851)	(48,161)
Service cost	(33,000)	(36,000)
Actuarial gain (loss)	71,338	(20,289)
Benefits and plan expenses paid	203,450	241,381
Benefit obligation at end of year:	$(1,160,930)	$(1,362,867)

Changes in plan assets:
Fair value of plan assets at beginning of year	$1,249,825	$1,294,727
Actual return on plan assets	(57,651)	196,479
Employer contribution	25,107	—
Benefits and plan expenses paid	(203,450)	(241,381)
Fair value of plan assets at end of year	1,013,831	1,249,825
Funded status:	$(147,099)	$(113,042)

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$880,370	$913,870
Prior service cost	1,082	1,625
Total:	$881,452	$915,495

Accrued benefits costs are included in other accrued liabilities (non-current).

	2018	2017
Assumptions used to determine net periodic benefit cost:
Discount rate	3.14%	3.40%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Interest cost	$39,851	$48,161
Service cost	33,000	36,000
Expected return on plan assets	(67,547)	(69,465)
Amortization of prior service costs	543	543
Amortization of actuarial loss	87,360	108,052
Net periodic benefit cost:	$93,207	$123,291

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2018	2017
Balance at beginning of the year	$915,495	$1,130,815
Change in net loss	53,860	(106,725)
Amortization of actuarial loss	(87,360)	(108,052)
Amortization of prior service cost	(543)	(543)
Change recognized in other comprehensive income	(34,043)	(215,320)
Total recognized in other comprehensive income	$881,452	$915,495

The Company anticipates that in 2019, net periodic benefit cost will include approximately $87,000 of net actuarial loss and $543 of prior service cost.

The following benefits are expected to be paid:

2019	$ 168,000
2020	152,000
2021	136,000
2022	122,000
2023	108,000
Years 2024 - 2028	387,000

The Company also has a qualified, profit sharing plan covering substantially all of its United States employees. Annual Company contributions to this profit sharing plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2018 and 2017, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this profit sharing plan was $271,541 in 2018 and $236,993 in 2017.

7. Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2018	2017
Current:
Federal	$(118,269)	$1,263,124
State	44,315	32,737
Foreign	618,930	693,297
Total:	$544,976	$1,989,158

Deferred:
Federal	$311,608	$431,454
State	76,290	20,206
Total:	387,898	451,660
Total Income Tax Expense:	$932,874	$2,440,818

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2018	2017
United States	$1,928,627	$2,477,871
Foreign	3,602,597	4,015,426
Total:	$5,531,224	$6,493,297

As discussed in Note 11 below, for segment reporting, direct import sales are included in the United States segment. However, the revenues are earned by our Hong Kong subsidiary and related income taxes are paid in Hong Kong whose rate approximates 16.5%. As such, income of the Asian subsidiary is included in the foreign income before taxes.

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2018	2017
Federal income taxes at 21%
statutory rate	$1,083,174	$2,322,741
State and local taxes, net of federal
income tax effect	95,278	39,783
Permanent items	(75,022)	(370,978)
Transition tax on deemed repatriation
of foreign earnings	—	1,169,263
Effect of federal rate change
on deferred taxes	(111,324)	74,462
Foreign tax rate difference	(59,232)	(699,047)
Change in deferred income tax
valuation allowance	—	(95,406)
Provision for income taxes:	$932,874	$2,440,818

The following summarizes deferred income tax assets and liabilities:

	2018	2017
Deferred income tax liabilities:
Plant, property and equipment	$847,162	$563,289
	847,162	563,289

Deferred income tax assets:
Asset valuations	575,920	506,993
Pension	105,647	96,098
Other	278,948	469,844
	960,515	1,072,935
Net deferred income tax asset:	$113,353	$509,646

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017 and includes a broad range of tax reforms, certain of which were required by GAAP to be recognized upon enactment. The U.S. Securities and Exchange Commission has issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. As permitted by SAB 118, the Company has subsequently finalized its accounting analysis based on the guidance, interpretations and data available as of December 31, 2018. There were no material adjustments to the Company’s financial statements as a result.

The Act introduced provisions that fundamentally change the U.S. approach to taxation of foreign earnings. Under the Act, qualified dividends of foreign subsidiaries are no longer subject to U.S. tax. Under the previously-existing tax rules, dividends from foreign operations were subjected to U.S. tax, and if not considered permanently reinvested, the Company had recognized expense and recorded a liability for the tax expected to be incurred upon receipt of the dividend of these foreign earnings. Although the Act excludes dividends of foreign subsidiaries from taxation, it includes provisions for a mandatory deemed dividend of undistributed foreign earnings at tax rates of 15.5% or 8% ("transition tax") depending on the nature of the foreign operations' assets. Companies may utilize tax attributes (including net operating losses and tax credits) to offset the transition tax. The estimated provisional net effect of applying the provisions of the Act on our 2017 results of operations was a non-cash charge to tax expense of $1,170,000. This provisional amount could be revised as additional guidance and interpretations are issued and as we continue to examine the details of the Act and the related tax attributes.

On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company considers any potential GILTI as an expense in the period the tax is incurred.

Based on our historical financial performance in the U.S., at December 31, 2017, the Company had a significant net deferred tax asset position. As such, with the Act's reduction of the corporate tax rate from 35% to 21%, the Company re-measured its net deferred tax assets at the lower corporate rate of 21% and recognized a $75,000 tax expense to adjust net deferred tax assets to the reduced value.

The total effect in 2017 of applying the U.S. tax reform provisions of the Act was tax expense of $1,245,000 increasing the effective rate for 2017 by 128%.

In 2018, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2015 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2018.

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

8. Long-Term Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2018, the Company was in compliance with the covenants then in effect under the loan agreement.

Long term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. As of December 31, 2018, $40,283,000 was outstanding and $9,717,000 was available for borrowing under the Company’s revolving loan agreement.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing, and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. Minimum annual mortgage payments are due as follows: 2019 - $266,664; 2020 - $266,664; 2021 - $266,664; 2022 - $266,664; 2023 - $266,664; and thereafter - $2,377,794.

During the twelve months ended December 31, 2018, the Company repurchased a total of 23,228 shares of its Common Stock. As of December 31, 2018, 17,999 shares may be purchased in the future under the repurchase program announced in 2010.

9. Commitments and Contingencies

The Company leases certain office, manufacturing and warehouse facilities and various equipment under non-cancelable operating leases. Total rent expense was $1,243,732 and $1,432,677 in 2018 and 2017, respectively. Minimum annual rental commitments under non-cancelable leases with remaining terms of one year or more as of December 31, 2018 are as follows: 2019 - $1,064,585; 2020 - $927,681; 2021 - $572,344; 2022 - $278,797; 2023 - $255,122; and thereafter - $64,248.

There are no pending material legal proceedings to which the Company is a party or, to the actual knowledge of the Company, contemplated by any governmental authority.

10. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of this standard did not impact the timing of revenue recognition for customer sales in the twelve months ended December 31, 2018.

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) cutting, sharpening and measuring; and (ii) first aid and safety. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills, over-the-counter medications and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Product Returns

The Company accepts product returns in the normal course of business. The Company estimates reserves for returns and the related refunds to customers based on historical experience. Reserves for returned merchandise are included as a component of “Accounts receivables” in the consolidated balance sheets.

Practical Expedient Usage and Accounting Policy Elections

The Company has determined to utilize the modified retrospective approach which requires cumulative effect adjustment to the opening balance of retained earnings in the current year. This opening adjustment is determined based on the impact of the new revenue standard’s application on contracts that were not completed as of January 1, 2018, the date of initial application of the standard. This election did not have an impact on the Company’s consolidated financial statements.

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient in ASC 606-10-32-18 applicable to such contracts and accordingly, does not consider the time value of money in relation to significant financing components. The effect of applying this practical expedient election did not have an impact on the Company’s consolidated financial statements.

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

Applying the practical expedient in ASC 340-40-25-4 – Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred. These costs are included in “Selling, general and administrative expenses.” The effect of applying this practical expedient did not have a material impact on the Company’s consolidated financial statements.

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category:

For the twelve months ended December 31, 2018

(amounts in 000's)

	US	Canada	Europe	Total
Cutting, Sharpening and Measuring	$64,271	$6,973	$9,103	$80,347
First Aid and Safety	56,974	—	—	56,974

Total Net Sales	$121,245	$6,973	$9,103	$137,321

11. Segment Information

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

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, Tennessee and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 11% of the Company’s total net sales in 2018 and 2017, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2018 and 2017:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2018:
	United States	Canada	Europe	Consolidated
Net sales	$120,993	$7,040	$9,288	$137,321
Operating income	6,103	884	470	7,457
Assets	99,720	3,839	5,918	109,477
Additions to property, plant and equipment	2,705	83	63	2,851
Depreciation and amortization	3,153	9	67	3,229

Year Ended December 31, 2017:
	United States	Canada	Europe	Consolidated
Net sales	$115,407	$6,935	$8,208	$130,550
Operating income	6,788	775	320	7,883
Assets	104,431	4,926	5,373	114,730
Additions to property, plant and equipment	7,014	19	113	7,146
Depreciation and amortization	2,845	8	42	2,895

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2018	2017
Total operating income	$7,457	$7,883
Interest expense, net	1,858	1,327
Other expense	67	63
Consolidated income before taxes	$5,532	$6,493

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2018	2017
United States	$119,573	$114,231
International:
Canada	7,040	6,935
Europe	9,288	8,208
Other	1,420	1,176
Total International	$17,748	$16,319

Total Revenues	$137,321	$130,550

 12. Stock Option Plans

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

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2018, the number of shares available for grant under the 2012 Employee Plan was 65,000. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee Plan.

The 2017 Director Plan provides for the issuance of stock options for up to a total of 60,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2018, the number of shares available for grant under the 2017 Director Plan was 20,000.

The 2005 Director Plan, as amended, provided for the issuance of stock options for up to a total of 180,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who had not received any prior grant under this or previous plans received an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option received a 5,000 share option (the “Annual Option”). The Initial Option vested 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option became fully exercisable one day after the date of grant. The exercise price of each option granted equaled the fair market value of the Common Stock on the date the option was granted, and expired ten (10) years from the date of grant. As provided in the Director Plan, no options could be granted under the Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 25, 2015.

The Company has amended certain of its stock option plans for both employees and directors to permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option ( a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2018, the Company paid a total of approximately $768,075 to optionees who had elected a net cash settlement of their respective options.

A summary of changes in options issued under the Company’s stock option plans follows:

	2018	2017

Options outstanding at the
beginning of the year	1,289,080	1,088,278
Options granted	232,200	313,900
Options forfeited	(11,500)	(4,000)
Options exercised	(75,500)	(109,098)
Options outstanding at
the end of the year	1,434,280	1,289,080
Options exercisable at the
end of the year	918,405	814,180
Common stock available for future grants at the end of the year	85,000	62,700
Weighted average exercise price per share:
Granted	$22.75	$24.87
Forfeited	23.07	19.12
Exercised	11.47	13.13
Outstanding	18.07	16.87
Exercisable	15.15	13.38

A summary of options outstanding as December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.30 to $10.74	299,180	3	$9.88	299,180	$9.88
$10.75 to $16.82	262,750	4	13.62	262,750	13.62
$16.83 to $22.08	337,875	7	19.41	244,625	18.75
$22.09 to $23.97	228,200	10	22.79	20,000	22.66
$23.98 to $28.20	306,275	9	24.87	91,850	25.41
	1,434,280			918,405

The weighted average remaining contractual life of all outstanding stock options is 6 years.

Stock-Based Compensation

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

The assumptions used to value option grants for the twelve months ended December 31, 2018 and December 31, 2017 were as follows:

	2018	2017
Expected life in years	5	5
Interest rate	2.43 - 3.02%	1.82 - 1.95%
Volatility	.287 - .316	.259 - .277
Dividend yield	1.8 - 2.75%	1.5 - 1.6%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 was $869,055 and $684,351, respectively. At December 31, 2018, there was approximately $2,151,417 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2018, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2018 and 2017 was $5.77 and $4.83 per option, respectively. The aggregate intrinsic value of outstanding options was $1,566,625 at December 31, 2018. The aggregate intrinsic value of exercisable options was $1,566,625 at December 31, 2018. The aggregate intrinsic value of options exercised during 2018 was $768,075.

13. Earnings Per Share

The calculation of earnings per share follows:

	2018	2017
Numerator:
Net income	$4,598,350	$4,052,479
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,370,744	3,356,383
Effect of dilutive employee stock options	171,166	368,220
Denominator for dilutive earnings per share	3,541,910	3,724,603
Basic earnings per share	$1.36	$1.21
Dilutive earnings per share	$1.30	$1.09

For 2018 and 2017, respectively, 692,600 and 205,500 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2016	$(1,672,188)	$(664,012)	$(2,336,201)
Change in net prior service credit
and actuarial losses, net of tax		87,461	87,461
Translation adjustment	614,741		614,741
Balances, December 31, 2017	$(1,057,447)	$(576,551)	$(1,633,999)
Change in net prior service credit
and actuarial losses, net of tax		37,388	37,388
Translation adjustment	(461,374)		(461,374)
Balances, December 31, 2018	$(1,518,821)	$(539,163)	$(2,057,985)

15. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

16. Quarterly Data (unaudited)

Quarters (000’s omitted, except per share data):

2018	First	Second	Third	Fourth	Total
Net sales	$31,709	$39,751	$34,731	$31,130	$137,321
Cost of goods sold	19,585	25,039	22,281	19,767	86,672
Gross profit	12,124	14,712	12,450	11,363	50,649
Net income	764	2,436	807	591	4,598
Basic earnings per share	$0.23	$0.72	$0.24	$0.18	$1.36
Diluted earnings per share	$0.21	$0.67	$0.23	$0.19	$1.30
Dividends per share	$0.11	$0.11	$0.11	$0.12	$0.45

2017	First	Second	Third	Fourth	Total
Net sales	$27,745	$38,849	$33,785	$30,171	$130,550
Cost of goods sold	17,181	24,366	21,559	19,545	82,651
Gross profit	10,564	14,483	12,226	10,626	47,899
Net income	659	2,846	1,202	(655)	4,052
Basic earnings per share	$0.20	$0.85	$0.36	$(0.20)	$1.21
Diluted earnings per share	$0.18	$0.75	$0.32	$(0.16)	$1.09
Dividends per share	$0.10	$0.11	$0.11	$0.11	$0.43

Earnings per share were computed independently for each of the quarters presented. Therefore, the sum of the four quarterly earnings per share amounts may not necessarily equal the earnings per share for the year.

17. Business Combinations

On February 1, 2017, the Company purchased the assets of Spill Magic, Inc., located in Santa Ana, CA and Smyrna, TN. The Spill Magic products are leaders in absorbents that encapsulate spills into dry powders that can be safely disposed. Customers, include many large retail chains, use Spill Magic products to remove liquids from broken glass containers, oil and gas spills, bodily fluids and solvents. The Company purchased Spill Magic assets for $7.2 million in cash using funds borrowed under its revolving credit facility with HSBC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 15, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We have served as the Company’s auditor since 2008; such date takes into consideration the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

New Haven, Connecticut
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended of the Company and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

Marcum LLP

New Haven, Connecticut

March 15, 2019

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2018.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company

Walter C. Johnsen	68	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	62	President, Chief Operating Officer and Director
Paul G. Driscoll	58	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	69	Director
Richmond Y. Holden, Jr.	65	Director
Susan H. Murphy	67	Director
Stevenson E. Ward III	73	Director

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

Code of Conduct

The Company has adopted a Code of Conduct that is applicable to its employees, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is available in the investor relations section on the Company’s website at www.acmeunited.com.

If the Company makes any substantive amendments to the Code of Conduct which apply to its Chief Executive Officer, Chief Financial Officer or Controller, or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct to the Company’s executive officers, the Company will disclose the nature of the amendment or waiver on its website.

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2019 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2019 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2019 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit
2	Asset Purchase Agreement with First Aid Only, Inc. dated as of June 2, 2014 (1)
3(i)	Certificate of Organization of the Company (2)
Amendment to Certificate of Organization of Registrant dated September 24, 1968 (2)
Amendment to Certificate of Incorporation of the Company dated April 27, 1971 (3)
Amendment to Certificate of Incorporation of the Company dated June 29, 1971 (3)
3(ii)	Bylaws (11)
4	Specimen of Common Stock certificate (3)
10.3	2002 Acme United Employee Stock Option Plan as amended (12)
10.4	Severance Pay Plan dated September 28, 2004* (15)
10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (14)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)
10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)
10.7	2017 Non-Salaried Director Stock Option Plan (9)
10.8	Deferred Compensation Plan dated October 2, 2007* (16)
10.9(a)	2012 Acme United Employee Stock Option Plan (11)
10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)
10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)
10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (14)
10.10(c)	Amended and restated secured revolving note (14)
10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)
10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)
10.10(f)	Second amended and restated secured revolving note (12)
10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)
10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018
10.11	Change in Control Plan as amended dated February 24, 2011* (17)
21	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Indicates a management contract or a compensatory plan or arrangement

(1)	Previously filed as an Exhibit to the Company’s Form 8-K/A filed on August 19, 2014.
(2)	Previously filed in S-1 Registration Statement No. 230682 filed with the Commission on November 7, 1968 and amended by Amendment No. 1 on December 31, 1968 and by Amendment No. 2 on January 31, 1969.
51

(3)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(4)	Previously filed in the Company’s Form 8-K filed on March 3, 2006.
(5)	Previously filed in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.
(6)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005. This plan expired in 2015.
(7)	Previously filed in the Company’s Form 8-K filed on December 21, 2010.
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 22, 2017.
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(11)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2012.
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 13, 2016.
(13)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 14, 2012.
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 6, 2014.
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2017.
(17)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

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

