Form 10-Q
period 2019-03-31
ACME UNITED CORP
filed 2019-05-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019

or

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes  [_]     No  [X]

Registrant had 3,352,130 shares of its $2.50 par value Common Stock outstanding as of May 3, 2019.

1

ACME UNITED CORPORATION

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,798	$4,409
Accounts receivable, less allowance	25,228	25,102
Inventories, net	40,570	41,332
Prepaid expenses and other current assets	2,281	2,149
Total current assets	71,877	72,992
Property, plant and equipment:
Land	1,420	1,423
Buildings	10,267	10,144
Machinery and equipment	18,550	18,244
	30,237	29,811
Less: accumulated depreciation	15,814	15,268
	14,423	14,543

Operating lease right-of-use asset	2,674	—
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,736	17,044
Other assets	209	203
Total assets	$110,615	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)

LIABILITIES
Current liabilities:
Accounts payable	$5,672	$7,983
Lease liability - current portion	1,030	—
Current portion of mortgage payable	267	267
Other accrued liabilities	4,374	5,115
Total current liabilities	11,343	13,365
Long-term debt	41,340	40,283
Mortgage payable, net of current portion	3,378	3,444
Lease liability - non current portion	1,650	—
Other accrued liabilities - non current	36	53
Total liabilities	57,747	57,145

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2019 and 2018,
including treasury stock	12,094	12,094
Additional paid-in capital	9,114	8,982
Retained earnings	48,074	47,550
Treasury stock, at cost - 1,487,238 shares in 2019 and 2018	(14,235)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(661)	(539)
Translation adjustment	(1,518)	(1,519)
	(2,179)	(2,058)
Total stockholders’ equity	52,868	52,333
Total liabilities and stockholders’ equity	$110,615	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$31,370	$31,709
Cost of goods sold	19,568	19,585

Gross profit	11,802	12,124

Selling, general and administrative expenses	10,268	10,759
Operating income	1,534	1,365

Non-operating items:
Interest:
Interest expense	510	412
Interest income	(9)	(7)
Interest expense, net	501	405
Other income, net	(2)	(13)
Total other expense, net	499	392
Income before income tax expense	1,035	973
Income tax expense	228	209
Net income	$807	$764

Basic earnings per share	$0.24	$0.23

Diluted earnings per share	$0.24	$0.21

Weighted average number of common shares outstanding
denominator used for basic per share computations	3,351	3,374
Weighted average number of dilutive stock options outstanding	41	288
Denominator used for diluted per share computations	3,392	3,662

Dividends declared per share	$0.12	$0.11

See Notes to Condensed Consolidated Financial Statements

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income	$807	$764
Other comprehensive income:
Foreign currency translation adjustment	1	18
Comprehensive income	$808	$782

See Notes to Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2017	3,374,061	$12,094	$(13,870)	$8,881	$(1,634)	$44,467	$49,938

Net income						764	764
Other comprehensive gain					18		18
Stock compensation expense				168			168
Distributions to shareholders						(371)	(371)
Cash settlement of stock options				(25)			(25)
Balances, March 31, 2018	3,374,061	$12,094	$(13,870)	$9,024	$(1,616)	$44,860	$50,492

Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,332

Net income						807	807
Other comprehensive gain					1		1
Adoption of ASU 2018-02					(122)	122	-
Stock compensation expense				212			212
Distributions to shareholders						(405)	(405)
Cash settlement of stock options				(80)			(80)
Balances, March 31, 2019	3,350,833	$12,094	$(14,235)	$9,114	$(2,179)	$48,074	$52,868

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$807	$764
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	551	475
Amortization of intangible assets	308	306
Amortization of right of use assets	248
Stock compensation expense	212	168
Accounts receivable	(132)	1,501
Inventories	770	(1,774)
Prepaid expenses and other current assets	(70)	(623)
Accounts payable	(2,544)	(3,645)
Other accrued liabilities	(833)	(1,747)
Total adjustments	(1,490)	(5,339)
Net cash used in operating activities	(683)	(4,575)

Cash flows from investing activities:
Purchase of property, plant and equipment	(438)	(897)
Net cash used in investing activities	(438)	(897)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	1,057	(2,350)
Cash settlement of stock options	(80)	(45)
Repayments on mortgage	(67)	(67)
Distributions to shareholders	(405)	(371)
Net cash provided by (used in) financing activities	505	(2,833)

Effect of exchange rate changes on cash and cash equivalents	5	32
Net decrease in cash and cash equivalents	(611)	(8,273)

Cash and cash equivalents at beginning of period	4,409	9,338

Cash and cash equivalents at end of period	$3,798	$1,065

Supplemental cash flow information:
Cash paid for income taxes	$170	$297
Cash paid for interest	$487	$404

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

1. Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for such disclosures. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2019 and through the date these condensed consolidated financial statements were issued.

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-11, Leases (Topic 842) Targeted Improvements, in July 2018, and ASU 2018-20, Leases (Topic 842) Narrow Scope Improvements for Lessors, in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements are also required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about leasing activities. Upon adoption, the Company booked a right-of-use asset of $2.9 million and a corresponding lease liability. See note 9 for additional information.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted, this ASU effective January 1, 2019 and this resulted in a reclassification between retained earnings and AOCI. The impact from this ASU increased retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The adoption of this ASU on January 1, 2019 did not have a material effect on the consolidated financial position, results of operations or cash flow of the Company.

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

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018

Service cost	$9	$9

Interest cost	$9	$10
Expected return on plan assets	(14)	(17)
Amortization of actuarial loss	22	22
Total non-service cost	$17	$15

Net periodic pension cost	$26	$24

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2019, the Company is not required to contribute to the plan. As of March 31, 2019, the Company had not made any contributions to the plan.

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

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) cutting, sharpening and other; and (ii) first aid and safety. The cutting, sharpening and other category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills, over-the-counter medications and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. Payment terms typically are between 30 and 90 days, they vary dependent on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

Product Returns

The Company accepts product returns in the normal course of business. The Company estimates reserves for returns and the related refunds to customers based on historical experience. Reserves for returned merchandise are included as a component of “Accounts receivable” in the condensed consolidated balance sheets.

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

Applying the practical expedient in ASC 340-40-25-4, Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred. These costs are included in “Selling, general and administrative expenses.” The effect of applying this practical expedient did not have an impact on the Company’s condensed consolidated financial statements.

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category:

For the three months ended March 31, 2019

(amounts in 000's)

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$13,172	$1,413	$2,518	$17,103
First Aid and Safety	14,267	—	—	14,267

Total Net Sales	$27,439	$1,413	$2,518	$31,370

For the three months ended March 31, 2018

(amounts in 000's)

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$12,496	$1,552	$2,380	$16,428
First Aid and Safety	15,281	—	—	15,281

Total Net Sales	$27,777	$1,552	$2,380	$31,709

5. Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2019, the Company was in compliance with the covenants of the loan agreement.

As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings of $41,340,000 and $40,283,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three months ended March 31, 2019, the Company paid approximately $79,800 to optionees who had elected a net cash settlement of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 8% of the Company’s total net sales for the three months ended March 31, 2019 and 7% for the comparable period in 2018.

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

The following table sets forth certain financial data by segment for the three months ended March 31, 2019 and 2018:

Financial data by segment:

(in thousands)

	Three months ended March 31,
Sales to external customers:	2019	2018
United States	$27,439	$27,777
Canada	1,413	1,552
Europe	2,518	2,380
Consolidated	$31,370	$31,709

Operating income:
United States	$1,257	$1,116
Canada	135	139
Europe	142	110
Consolidated	$1,534	$1,365

Interest expense, net	501	405
Other income, net	(2)	(13)
Consolidated income before income taxes	$1,035	$973

Assets by segment:
	March 31,	December 31,
	2019	2018
United States	$100,450	$99,721
Canada	4,294	3,839
Europe	5,871	5,918
Consolidated	$110,615	$109,478

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $211,759 and $168,351 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there was a total of $1,948,937 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

8. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

9. Leases

The Company has operating leases for office and warehouse space and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2024.

Certain of the Company’s lease arrangements contain renewal provisions, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with right-of-use (“ROU”) assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $0.3 million for the period ending March 31, 2019 of which $0.1 million is included in cost of goods sold and $0.2 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases:

Operating lease cost	$290
Operating lease - cash flow	$284
Weighted-average remaining lease term	3.3 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 (in 000’s):

2019 (remaining)	$819
2020	928
2021	573
2022	279
2023	255
Thereafter	64

Total future minimum lease payments	$2,918
Less: imputed interest	(238)
Present value of lease liabilities	$2,680

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments.

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

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the adoption of the new lease guidance as described below, there were no other material changes in our critical accounting policies since the end of fiscal year 2018.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2019 were $31,370,000 compared with $31,709,000 in the same period in 2018, a 1% decrease. Net sales for the three months ended March 31, 2019 in the U.S. segment decreased 1%, compared with the same period in 2018. Sales in the U.S. for the three month period decreased compared to the same period last year, primarily due to initial shipments of first aid products to a major distributor to the food service industry that took place in the first quarter of 2018.

Net sales in Canada for the three months ended March 31, 2019 decreased 9% in U.S. dollars and 5% in local currency, compared with the same period in 2018. The decrease in sales is primarily due to a large initial order from a new customer in the first quarter 2018 that did not repeat in the first quarter of 2019.

European net sales for the three months ended March 31, 2019 increased 6% in U.S. dollars and 14% in local currency, compared with the same period in 2018. The increase in net sales for the three months was primarily due to new customers in the office products channel and growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended March 31, 2019 was $11,802,000 (37.6% of net sales) compared to $12,124,000 (38.2% of net sales) for the same period in 2018. The lower gross profit for the three months ended March 31, 2019 is primarily due to an unfavorable product mix compared to the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2019 were $10,268,000 (32.7% of net sales) compared with $10,759,000 (33.9% of net sales) for the same period of 2018, a decrease of $491,000. The decrease in SG&A expenses for the three months ended March 31, 2019, compared to the same period in 2018 was primarily due to lower commissions and shipping costs related to lower sales, as well as the result of the Company’s strategy to reduce expenses this year, which commenced in the second half of 2018.

Operating income

Operating income for the three months ended March 31, 2019 was $1,534,000 compared with $1,365,000 in the same period of 2018. Operating income in the U.S. segment increased by $141,000 for the three months ended March 31, 2019, compared to the same period in 2018.

Operating income in the Canadian segment decreased by $4,000 for the three months ended March 31, 2019 compared to the same period in 2018.

Operating income in the European segment increased by $32,000 for the three months ended March 31, 2019 compared to the same period in 2018.

Interest expense, net

Interest expense, net for the three months ended March 31, 2019 was $501,000, compared with $405,000 for the same period of 2018, a $96,000 increase. The increase in interest expense resulted from a higher average interest rate under the Company’s revolving credit facility during the three months ended March 31, 2019 compared the same period in 2018.

Other income, net

Other income, net was $2,000 in the three months ended March 31, 2019 compared to other income, net of $13,000 in the same period of 2018. The decrease in other income, net for the three months ended March 31, 2019 was primarily due to higher loses from foreign currency transactions.

Income taxes

The Company’s effective tax rate for each of the three months ended March 31, 2019 and 2018 was 22%.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2019, working capital increased approximately $0.9 million compared to December 31, 2018. Inventory decreased approximately $0.8 million at March 31, 2019 compared to December 31, 2018. Inventory turnover calculated using a twelve-month average inventory balance, was 2.2 at March 31, 2019 compared to 2.1 at December 31, 2018. Receivables increased by approximately $0.1 million at March 31, 2019 compared to December 31, 2018. The average number of days sales outstanding in accounts receivable was 65 days at March 31, 2019 compared to 66 days at December 31, 2018. Accounts payable and other current liabilities decreased by approximately $2.0 million at March 31, 2019 compared to December 31, 2018.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	March 31, 2019	December 31, 2018

Working capital	$60,534	$59,627
Current ratio	6.34	5.46
Long term debt to equity ratio	78.2%	77.0%

During the first three months of 2019, total debt outstanding under the Company’s revolving credit facility increased by approximately $1.1 million, compared to total debt thereunder at December 31, 2018. As of March 31, 2019, $41,340,000 was outstanding and $8,660,000 was available for borrowing under the Company’s credit facility

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2019, the Company was in compliance with the covenants of the loan agreement.

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

The Company believes that cash expected to be generated from operating activities, together with funds available under its revolving credit facility, will, under current conditions, be sufficient to finance the Company’s planned operations over the next twelve months from the filing of this report.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report:

Exhibit 31.1 Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen Chairman of the Board and Chief Executive Officer

Dated: May 9, 2019

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: May 9, 2019

