Form 10-Q
period 2019-06-30
ACME UNITED CORP
filed 2019-08-07
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

or

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

Registrant had 3,352,130 shares of its $2.50 par value Common Stock outstanding as of August 3, 2019.

1

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$1,924	$4,409
Accounts receivable, less allowance	35,462	25,102
Inventories, net	39,615	41,332
Prepaid expenses and other current assets	2,085	2,149
Total current assets	79,086	72,992
Property, plant and equipment:
Land	1,422	1,423
Buildings	10,004	10,144
Machinery and equipment	19,158	18,244
	30,584	29,811
Less: accumulated depreciation	16,384	15,268
	14,200	14,543

Operating lease right-of-use asset	2,424	—
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,422	17,044
Other assets	202	203
Total assets	$117,030	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$9,931	$7,983
Lease liability - current portion	987	—
Current portion of mortgage payable	267	267
Other accrued liabilities	6,865	5,115
Total current liabilities	18,050	13,365
Long-term debt	39,388	40,283
Mortgage payable, net of current portion	3,311	3,444
Lease liability - non-current portion	1,441	—
Other non-current liabilities	38	53
Total liabilities	62,228	57,145

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2019 and 2018,
including treasury stock	12,094	12,094
Additional paid-in capital	8,701	8,982
Retained earnings	50,341	47,550
Treasury stock, at cost - 1,487,238 shares in 2019 and 2018	(14,235)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(661)	(539)
Translation adjustment	(1,438)	(1,519)
	(2,099)	(2,058)
Total stockholders’ equity	54,802	52,333
Total liabilities and stockholders’ equity	$117,030	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$40,220	$39,751	$71,590	$71,460
Cost of goods sold	25,449	25,039	45,016	44,624

Gross profit	14,771	14,712	26,574	26,836

Selling, general and administrative expenses	11,003	11,087	21,271	21,846
Operating income	3,768	3,625	5,303	4,990

Non-operating items:
Interest:
Interest expense	502	452	1,013	864
Interest income	(11)	(7)	(19)	(14)
Interest expense, net	491	445	994	850
Other expense, net	14	74	12	61
Total other expense, net	505	519	1,006	911
Income before income tax expense	3,263	3,106	4,297	4,079
Income tax expense	592	670	819	879
Net income	$2,671	$2,436	$3,478	$3,200

Basic earnings per share	$0.80	$0.72	$1.04	$0.95

Diluted earnings per share	$0.77	$0.67	$1.01	$0.88

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,351	3,374	3,351	3,374
Weighted average number of dilutive stock options
outstanding	134	250	78	268
Denominator used for diluted per share computations	3,485	3,624	3,429	3,642

Dividends declared per share	$0.12	$0.11	$0.24	$0.22

See Notes to Condensed Consolidated Financial Statements

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$2,671	$2,436	$3,478	$3,200
Other comprehensive income (loss):
Foreign currency translation adjustment	80	(253)	81	(235)
Comprehensive income	$2,751	$2,183	$3,559	$2,965

See Notes to Condensed Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2017	3,374,061	$12,094	$(13,870)	$8,881	$(1,634)	$44,467	$49,938

Net income						764	764
Other comprehensive gain					18		18
Stock compensation expense				168			168
Distributions to shareholders						(371)	(371)
Cash settlement of stock options				(25)			(25)
Balances, March 31, 2018	3,374,061	$12,094	$(13,870)	$9,024	$(1,616)	$44,860	$50,492

Net income						2,436	2,436
Other comprehensive loss					(253)		(253)
Stock compensation expense				139			139
Distributions to shareholders						(371)	(371)
Cash settlement of stock options				(217)			(217)
Balances, June 30, 2018	3,374,061	$12,094	$(13,870)	$8,946	$(1,869)	$46,925	$52,224

Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,333

Net income						807	807
Other comprehensive gain					1		1
Adoption of ASU 2018-02					(122)	122	—
Stock compensation expense				212			212
Distributions to shareholders						(405)	(405)
Cash settlement of stock options				(80)			(80)
Balances, March 31, 2019	3,350,833	$12,094	$(14,235)	$9,114	$(2,179)	$48,074	$52,868

Net income						2,671	2,671
Other comprehensive gain					80		80
Stock compensation expense				286			286
Distributions to shareholders						(404)	(404)
Cash settlement of stock options				(699)			(699)
Balances, June 30, 2019	3,350,833	$12,094	$(14,235)	$8,701	$(2,099)	$50,341	$54,802

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,478	$3,200
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	1,099	946
Amortization of intangible assets	623	614
Non-cash lease expense	11	—
Stock compensation expense	498	307
Accounts receivable	(10,258)	(8,508)
Inventories	1,775	(2,603)
Prepaid expenses and other current assets	161	(235)
Accounts payable	1,633	1,868
Other accrued liabilities	1,864	(836)
Total adjustments	(2,594)	(8,447)
Net cash provided by (used in) operating activities	884	(5,247)

Cash flows from investing activities:
Purchase of property, plant and equipment	(759)	(1,819)
Net cash used in investing activities	(759)	(1,819)

Cash flows from financing activities:
Net (repayments) borrowings of long-term debt	(895)	868
Cash settlement of stock options	(779)	(242)
Repayments on mortgage	(133)	(133)
Distributions to shareholders	(809)	(743)
Net cash used in financing activities	(2,616)	(250)

Effect of exchange rate changes on cash and cash equivalents	6	(128)
Net decrease in cash and cash equivalents	(2,485)	(7,444)

Cash and cash equivalents at beginning of period	4,409	9,338

Cash and cash equivalents at end of period	$1,924	$1,894

Supplemental cash flow information:
Cash paid for income taxes	$225	$327
Cash paid for interest	$997	$831

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

Notes to CONDENSED CONSOLIDATED Financial Statements

(UNAUDITED)

1. Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for such disclosures. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to June 30, 2019 and through the date these condensed consolidated financial statements were issued.

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

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about leasing activities. Upon adoption, on January 1, 2019, the Company booked a right-of-use asset of $2.9 million and a corresponding lease liability. See note 9 for additional information.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The Company does not expect that the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements.

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

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Service cost	$9	$9	$18	$18

Interest cost	$9	$10	$18	$20
Expected return on plan assets	(14)	(17)	(29)	(34)
Amortization of actuarial loss	22	22	44	44
Total non-service cost	$17	$15	$33	$30

Net periodic pension cost	$26	$24	$51	$48

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. The Company is not required to contribute to the plan in 2019 and the Company did not make any contributions to the plan in the six months ended June 30, 2019.

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

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) cutting, sharpening and other; and (ii) first aid and safety. The cutting, sharpening and other category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. Payment terms typically are between 30 and 90 days, and vary depending on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category (amounts in thousands):

For the three months ended June 30, 2019:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$18,833	$2,155	$3,007	$23,995
First Aid and Safety	16,225	—	—	16,225

Total Net Sales	$35,058	$2,155	$3,007	$40,220

For the three months ended June 30, 2018:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$19,808	$2,472	$2,501	$24,781
First Aid and Safety	14,970	—	—	14,970

Total Net Sales	$34,778	$2,472	$2,501	$39,751

For the six months ended June 30, 2019:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$32,005	$3,568	$5,525	$41,098
First Aid and Safety	30,492	—	—	30,492

Total Net Sales	$62,497	$3,568	$5,525	$71,590

For the six months ended June 30, 2018:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$32,304	$4,024	$4,881	$41,209
First Aid and Safety	30,251	—	—	30,251

Total Net Sales	$62,555	$4,024	$4,881	$71,460

5. Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, share repurchases, dividends, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At June 30, 2019, the Company was in compliance with the covenants of the loan agreement.

As of June 30, 2019, and December 31, 2018, the Company had outstanding borrowings of approximately $39,388,000 and $40,283,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three and six months ended June 30, 2019, the Company paid approximately $699,000 and $779,000, respectively, to optionees who had elected a net cash settlement of their respective employee stock options.

6. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and first aid and safety products for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, Tennessee and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Individual direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 19% and 14% of the Company’s total net sales for the three and six months ended June 30, 2019, respectively, compared to 18% and 13% for the comparable periods in 2018.

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

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2019 and 2018:

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2019	2018	2019	2018
United States	$34,958	$34,778	$62,423	$62,555
Canada	2,216	2,472	3,628	4,024
Europe	3,046	2,501	5,539	4,881
Consolidated	$40,220	$39,751	$71,590	$71,460

Operating income:
United States	$3,271	$2,912	$4,529	$4,028
Canada	360	543	495	682
Europe	137	170	279	280
Consolidated	$3,768	$3,625	$5,303	$4,990

Interest expense, net	491	445	994	850
Other expense, net	14	74	12	61
Consolidated income before income taxes	$3,263	$3,106	$4,297	$4,079

Assets by segment:

(in thousands)

	June 30,	December 31,
	2019	2018
United States	$105,556	$99,721
Canada	4,880	3,839
Europe	6,594	5,918
Consolidated	$117,030	$109,478

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $285,938 and $138,829 for the three months ended June 30, 2019 and 2018, respectively. Share-based compensation expenses were $497,697 and $307,180 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was a total of $1,374,198 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $0.3 million and $0.6 million for the three and six-months ending June 30, 2019, respectively. For the three months ended June 30, 2019, $0.1 million is included in cost of goods sold and $0.2 million is included in selling, general and administrative expenses. For the six months ended June 30, 2019, $0.2 million is included in cost of goods sold and $0.4 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$291	$581
Operating lease - cash flow	$286	$570

June 30, 2019
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 (in 000’s):

2019 (remaining)	$533
2020	928
2021	573
2022	279
2023	255
Thereafter	64

Total future minimum lease payments	$2,632
Less: imputed interest	(204)
Present value of lease liabilities	$2,428

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

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the adoption of the new lease guidance, there were no other material changes in our critical accounting policies since the end of fiscal year 2018.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2019 were approximately $40,220,000 compared with $39,751,000 in the same period in 2018, a 1% increase. Consolidated net sales for the six months ended June 30, 2019 were approximately $71,590,000 compared with $71,460,000 for the same period in 2018.

Net sales for the three months ended June 30, 2019 in the U.S. segment increased 1%, compared with the same period in 2018. Net sales for the six months ended June 30, 2019 in the U.S. segment remained constant, compared with the same period in 2018. The increase in quarterly sales is mainly due to strong first aid and safety products sales; however, there was softness in sales of school and office products, in particular, pencil sharpeners.

Net sales in Canada for the three and six months ended June 30, 2019 decreased 10% in U.S. dollars (6% in local currency), compared with the same periods in 2018. The decreases in sales were primarily due to lower sales in the office channel compared to the same periods last year.

Net sales in Europe for the three months ended June 30, 2019 increased 22% in U.S. dollars (28% in local currency), compared with the same period in 2018. Net sales in Europe for the six months ended June 30, 2019 increased 13% in U.S. dollars (22% in local currency), compared with the same period in 2018. The sales increase in the quarter was mainly due to a large back-to-school promotion to a major retailer. The sales increase for the six-month period was mainly due to new customers in the office products channel and continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended June 30, 2019 was approximately $14,771,000 (36.7% of net sales) compared to $14,712,000 (37.0% of net sales) for the same period in 2018. Gross profit for the six months ended June 30, 2019 was approximately $26,574,000 (37.1% of net sales) compared to $26,836,000 (37.6% of net sales) for the same period in 2018. The lower gross profit for the three and six months ended June 30, 2019 is primarily due to a product mix which consisted of higher sales of lower margin products compared to the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2019 were approximately $11,003,000 (27.4% of net sales) compared with $11,087,000 (27.9% of net sales) for the same period of 2018, a decrease of $84,000. SG&A expenses for the six months ended June 30, 2019 were approximately $21,271,000 (29.7% of net sales) compared with $21,846,000 (30.6% of net sales) for the same period of 2018, a decrease of $575,000. The decreases in SG&A expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018 were primarily due to the Company’s strategy to reduce expenses in 2019, an effort which commenced in the second half of 2018.

Operating income

Operating income for the three months ended June 30, 2019 was approximately $3,768,000 compared with $3,625,000 in the same period of 2018. Operating income for the six months ended June 30, 2019 was approximately $5,303,000 compared with $4,990,000 in the same period of 2018. The increases in operating income were primarily driven by decreases in selling, general and administration expenses for the three- and six-month periods.

Operating income in the U.S. segment increased by approximately $359,000 and $500,000 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Operating income in the Canadian segment decreased by approximately $185,000 and $188,000 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Operating income in the European segment decreased by approximately $33,000 for the three months ended June 30, 2019 and remained constant for the six months ended June 30, 2019, compared to the same periods in 2018.

Interest expense, net

Interest expense, net for the three months ended June 30, 2019 was approximately $491,000, compared with $445,000 for the same period of 2018, a $46,000 increase. Interest expense, net for the six months ended June 30, 2019 was approximately $994,000, compared with $850,000 for the same period of 2018, a $144,000 increase. The increases in interest expense resulted from a higher average interest rate under the Company’s revolving credit facility during the three and six months ended June 30, 2019 compared the same periods in 2018, partially offset by lower debt.

Other expense, net

Other expense, net for the three months ended June 30, 2019, was approximately $14,000, compared with $74,000 for the same period of 2018, a $59,000 decrease. Other expense, net for the six months ended June 30, 2019 was approximately $12,000, compared with $61,000 for the same period of 2018, a $49,000 decrease. The decreases in other expense, net for the three and six months ended June 30, 2019, were primarily due to lower losses from foreign currency transactions.

Income taxes

The Company’s effective tax rates for the three and six-month period ended June 30, 2019 and 2018 were 18% and 19%, respectively, compared to 22% and 22% during the same periods in 2018.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2019, working capital increased approximately $1.4 million compared to December 31, 2018. Inventory decreased approximately $1.7 million at June 30, 2019 compared to December 31, 2018. Inventory turnover calculated using a twelve-month average inventory balance, was 2.2 at June 30, 2019 compared to 2.1 at December 31, 2018. Receivables increased by approximately $10.4 million at June 30, 2019 compared to December 31, 2018. The average number of days sales outstanding in accounts receivable was 65 days at June 30, 2019 compared to 66 days at December 31, 2018. Accounts payable and other current liabilities increased by approximately $4.7 million at June 30, 2019 compared to December 31, 2018.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	June 30, 2019	December 31, 2018

Working capital	$61,036	$59,627
Current ratio	4.38	5.46
Long term debt to equity ratio	77.9%	83.6%

During the first six months of 2019, total debt outstanding under the Company’s revolving credit facility decreased by approximately $0.9 million, compared to total debt thereunder at December 31, 2018. As of June 30, 2019, $39,388,000 was outstanding and $10,612,000 was available for borrowing under the Company’s credit facility.

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At June 30, 2019, the Company was in compliance with the covenants of the loan agreement.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2019

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: August 7, 2019

