Form 10-Q
period 2019-09-30
ACME UNITED CORP
filed 2019-11-07
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

or

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

Registrant had 3,352,130 shares of its $2.50 par value Common Stock outstanding as of November 1, 2019.

1

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,698	$4,409
Accounts receivable, less allowance	30,635	25,102
Inventories, net	38,970	41,332
Prepaid expenses and other current assets	1,787	2,149
Total current assets	77,090	72,992
Property, plant and equipment:
Land	1,417	1,423
Buildings	9,840	10,144
Machinery and equipment	19,592	18,244
	30,849	29,811
Less: accumulated depreciation	16,843	15,268
	14,006	14,543

Operating lease right-of-use asset	2,123	—
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,107	17,044
Other assets	202	203
Total assets	$114,224	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,217	$7,983
Lease liability - current portion	920	—
Current portion of mortgage payable	267	267
Other accrued liabilities	8,202	5,115
Total current liabilities	16,606	13,365
Non-current liabilities:		—
Long-term debt	38,125	40,283
Mortgage payable, net of current portion	3,244	3,444
Lease liability - non-current portion	1,210	—
Other non-current liabilities	15	53
Total liabilities	59,200	57,145

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2019 and 2018,
including treasury stock	12,094	12,094
Additional paid-in capital	8,473	8,982
Retained earnings	50,996	47,550
Treasury stock, at cost - 1,487,238 shares in 2019 and 2018	(14,235)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(661)	(539)
Translation adjustment	(1,643)	(1,519)
	(2,304)	(2,058)
Total stockholders’ equity	55,024	52,333
Total liabilities and stockholders’ equity	$114,224	$109,478

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$36,995	$34,731	$108,585	$106,191
Cost of goods sold	23,861	22,281	68,877	66,905

Gross profit	13,134	12,450	39,708	39,286

Selling, general and administrative expenses	11,408	11,077	32,679	32,923
Operating income	1,726	1,373	7,029	6,363

Non-operating items:
Interest:
Interest expense	478	504	1,491	1,367
Interest income	(9)	(8)	(28)	(21)
Interest expense, net	469	496	1,463	1,346
Other expense, net	40	23	52	84
Total other expense, net	509	519	1,515	1,430
Income before income tax expense	1,217	854	5,514	4,933
Income tax expense	158	47	977	926
Net income	$1,059	$807	$4,537	$4,007

Basic earnings per share	$0.32	$0.24	$1.35	$1.19

Diluted earnings per share	$0.30	$0.23	$1.32	$1.12

Weighted average number of common shares outstanding-
denominator used for basic per share computations	3,352	3,374	3,352	3,374
Weighted average number of dilutive stock options
outstanding	134	177	94	200
Denominator used for diluted per share computations	3,486	3,551	3,446	3,574

Dividends declared per share	$0.12	$0.11	$0.36	$0.33

See Notes to Condensed Consolidated Financial Statements

5

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$1,059	$807	$4,537	$4,007
Other comprehensive (loss) income :
Foreign currency translation adjustment	(205)	8	(124)	(227)
Comprehensive income	$854	$815	$4,413	$3,780

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2018

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2018	3,374,061	$12,094	$(13,870)	$8,946	$(1,869)	$46,925	$52,226
Net income						807	807
Other comprehensive gain					8		8
Stock compensation expense				334			334
Distributions to shareholders						(372)	(372)
Cash settlement of stock options				(512)			(512)
Balances, September 30, 2018	3,374,061	$12,094	$(13,870)	$8,768	$(1,861)	$47,360	$52,491

For the three months ended September 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2019	3,350,833	$12,094	$(14,235)	$8,701	$(2,099)	$50,341	$54,802
Net income						1,059	1,059
Other comprehensive loss					(205)		(205)
Stock compensation expense				247			247
Distributions to shareholders						(404)	(404)
Cash settlement of stock options				(475)			(475)
Balances, September 30, 2019	3,350,833	$12,094	$(14,235)	$8,473	$(2,304)	$50,996	$55,024

For the nine months ended September 30, 2018

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2017	3,374,061	$12,094	$(13,870)	$8,881	$(1,634)	$44,467	$49,938
Net income						4,007	4,007
Other comprehensive loss					(227)		(227)
Stock compensation expense				641			641
Distributions to shareholders						(1,114)	(1,114)
Cash settlement of stock options				(754)			(754)
Balances, September 30, 2018	3,374,061	$12,094	$(13,870)	$8,768	$(1,861)	$47,360	$52,491

For the nine months ended September 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,333
Net income						4,537	4,537
Other comprehensive loss					(124)		(124)
Adoption of ASU 2018-02					(122)	122	—
Stock compensation expense				745			745
Distributions to shareholders						(1,213)	(1,213)
Cash settlement of stock options				(1,254)			(1,254)
Balances, September 30, 2019	3,350,833	$12,094	$(14,235)	$8,473	$(2,304)	$50,996	$55,024

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,537	$4,007
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	1,640	1,480
Amortization of intangible assets	937	923
Non-cash lease expense	16	—
Stock compensation expense	745	641
Changes in operating assets and liabilities:
Accounts receivable	(5,540)	(4,903)
Inventories	2,253	(1,357)
Prepaid expenses and other current assets	450	(1)
Accounts payable	(1,174)	(4,404)
Other accrued liabilities	3,404	(882)
Total adjustments	2,731	(8,503)
Net cash provided by (used in) operating activities	7,268	(4,496)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,123)	(2,252)
Net cash used in investing activities	(1,123)	(2,252)

Cash flows from financing activities:
Net (repayments) borrowings of long-term debt	(2,158)	3,578
Cash settlement of stock options	(1,254)	(754)
Repayments on mortgage	(200)	(200)
Distributions to shareholders	(1,213)	(1,114)
Net cash (used in) provided by financing activities	(4,825)	1,510

Effect of exchange rate changes on cash and cash equivalents	(31)	(79)
Net change in cash and cash equivalents	1,289	(5,317)

Cash and cash equivalents at beginning of period	4,409	9,338

Cash and cash equivalents at end of period	$5,698	$4,021

Supplemental cash flow information:
Cash paid for income taxes	$279	$502
Cash paid for interest	$1,476	$1,316

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

The Company has evaluated events and transactions subsequent to September 30, 2019 and through the date these condensed consolidated financial statements were issued.

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-11, Leases (Topic 842) Targeted Improvements, in July 2018, and ASU 2018-20, Leases (Topic 842) Narrow Scope Improvements for Lessors, in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements is also required. We elected the optional transition method as of January 1, 2019, which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU effective January 1, 2019 and this resulted in a reclassification between retained earnings and AOCI. The impact from this ASU increased retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

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

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Service cost	$9	$7	$27	$25

Interest cost	$9	$10	$27	$30
Expected return on plan assets	(14)	(17)	(43)	(51)
Amortization of actuarial loss	22	21	64	65
Total non-service cost	$17	$14	$48	$44

Net periodic pension cost	$26	$21	$75	$69

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. The Company made its required contribution of $14,413 to the plan in the three and nine months ended September 30, 2019.

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

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. Payment terms typically are between 30 and 90 days and vary depending on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category (amounts in thousands):

For the three months ended September 30, 2019:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$16,040	$1,712	$2,450	$20,202
First Aid and Safety	16,793	—	—	16,793

Total Net Sales	$32,833	$1,712	$2,450	$36,995

For the three months ended September 30, 2018:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$16,376	$1,691	$2,127	$20,194
First Aid and Safety	14,537	—	—	14,537

Total Net Sales	$30,913	$1,691	$2,127	$34,731

For the nine months ended September 30, 2019:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$48,045	$5,281	$7,974	$61,300
First Aid and Safety	47,285	—	—	47,285

Total Net Sales	$95,330	$5,281	$7,974	$108,585

For the nine months ended September 30, 2018:

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Other	$48,680	$5,715	$7,008	$61,403
First Aid and Safety	44,788	—	—	44,788

Total Net Sales	$93,468	$5,715	$7,008	$106,191

5. Debt and Shareholders’ Equity

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, share repurchases, dividends, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2019, the Company was in compliance with the covenants of the loan agreement.

As of September 30, 2019, and December 31, 2018, the Company had outstanding borrowings of approximately $38,125,000 and $40,283,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three and nine months ended September 30, 2019, the Company paid approximately $475,000 and $1,254,000, respectively, to optionees who had elected a net cash settlement of their respective employee stock options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Individual direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 14% of the Company’s total net sales for each of the three and nine month periods ended September 30, 2019, respectively, compared to 12% and 11% for the comparable periods in 2018.

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

The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2019 and 2018:

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2019	2018	2019	2018
United States	$32,780	$30,913	$95,178	$93,468
Canada	1,775	1,691	5,402	5,715
Europe	2,440	2,127	8,005	7,008
Consolidated	$36,995	$34,731	$108,585	$106,191

Operating income:
United States	$1,381	$1,182	$5,942	$5,209
Canada	280	193	746	876
Europe	65	(2)	341	278
Consolidated	$1,726	$1,373	$7,029	$6,363

Interest expense, net	469	496	1,463	1,346
Other expense, net	40	23	52	84
Consolidated income before income taxes	$1,217	$854	$5,514	$4,933

Assets by segment:
(in thousands)
	September 30,	December 31,
	2019	2018
United States	$103,944	$99,721
Canada	4,241	3,839
Europe	6,039	5,918
Consolidated	$114,224	$109,478

7. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period. Share-based compensation expenses were $247,020 and $334,238 for the three months ended September 30, 2019 and 2018, respectively. Share-based compensation expenses were $744,717 and $641,418 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was a total of $1,601,816 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $0.3 million and $0.9 million for the three and nine-months ending September 30, 2019, respectively, For the three months ended September 30, 2019, $0.1 million is included in cost of goods sold and $0.2 million is included in selling, general and administrative expenses. For the nine months ended September 30, 2019, $0.3 million is included in cost of goods sold and $0.6 million is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in 000’s):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$275	$856
Operating lease - cash flow	$270	$840

September 30, 2019
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2019:

2019 (remaining)	$257
2020	897
2021	541
2022	266
2023	255
Thereafter	64

Total future minimum lease payments	$2,280
Less: imputed interest	(150)
Present value of lease liabilities	$2,130

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

Net sales

Consolidated net sales for the three months ended September 30, 2019 were approximately $36,995,000 compared with $34,731,000 in the same period in 2018, a 7% increase. Consolidated net sales for the nine months ended September 30, 2019 were approximately $108,585,000 compared with $106,191,000 for the same period in 2018, a 2% increase.

Net sales for the three months ended September 30, 2019 in the U.S. segment increased 6%, compared with the same period in 2018. Net sales for the nine months ended September 30, 2019 in the U.S. segment increased 2%, compared with the same period in 2018. The increases in sales for the three and nine months ended September 30, 2019 were mainly due to strong first aid and safety products sales, partially offset by lower sales of school and office products.

Net sales in Canada for the three months ended September 30, 2019 increased 5% in U.S. dollars (6% in local currency), compared with the same period in 2018. The increase in the net sales for the three months ended September 30, 2019 is primarily due to higher sales in the office channel. Net sales in Canada for the nine months ended September 30, 2019 decreased 6% in U.S. dollars (3% in local currency), compared with the same periods in 2018.

Net sales in Europe for the three months ended September 30, 2019 increased 15% in U.S. dollars (21% in local currency), compared with the same period in 2018. Net sales in Europe for the nine months ended September 30, 2019 increased 14% in U.S. dollars (22% in local currency), compared with the same period in 2018. The sales increases for the three and nine-month periods were mainly due to new customers in the office products channel and continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended September 30, 2019 was approximately $13,134,000 (35.5% of net sales) compared to $12,450,000 (35.8% of net sales) for the same period in 2018. Gross profit for the nine months ended September 30, 2019 was approximately $39,708,000 (36.6% of net sales) compared to $39,286,000 (37.0% of net sales) for the same period in 2018.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2019 were approximately $11,408,000 (30.8% of net sales) compared with $11,077,000 (31.9% of net sales) for the same period of 2018, an increase of $331,000. The increase in SG&A expenses for the three months ended September 30, 2019 was primarily due to higher personnel related expenses. SG&A expenses for the nine months ended September 30, 2019 were approximately $32,679,000 (30.0% of net sales) compared with $32,923,000 (31.0% of net sales) for the same period of 2018, a decrease of $244,000. The decreases in SG&A expenses for the nine months ended September 30, 2019, compared to the same periods in 2018 were primarily due to the Company’s strategy to reduce expenses in 2019, an effort which commenced in the second half of 2018, partially offset by higher personnel related expenses.

Operating income

Operating income for the three months ended September 30, 2019 was approximately $1,726,000 compared with $1,373,000 in the same period of 2018. Operating income for the nine months ended September 30, 2019 was approximately $7,029,000 compared with $6,363,000 in the same period of 2018. The increases in operating income were primarily driven by decreases in selling, general and administration expenses for the three- and nine-month periods.

Operating income in the U.S. segment increased by approximately $199,000 and $733,000 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Operating income in the Canadian segment increased by approximately $87,000 for the three months ended September 30, 2019, compared to the same period in 2018. Operating income in the Canadian segment decreased by approximately $130,000 for the nine months ended September 30, 2019, compared to the same period in 2018.

Operating income in the European segment increased by approximately $67,000 and $63,000 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Interest expense, net

Interest expense, net for the three months ended September 30, 2019 was approximately $469,000, compared with $496,000 for the same period of 2018, a $27,000 decrease. The decrease in interest expense for the three months ended September 30, 2019 is primarily due to lower average debt outstanding, partially offset by higher interest rates, compared to the same period in 2018. Interest expense, net for the nine months ended September 30, 2019 was approximately $1,463,000, compared with $1,346,000 for the same period of 2018, a $117,000 increase. The increase in interest expense resulted from a higher average interest rate under the Company’s revolving credit facility during the nine months ended September 30, 2019, compared to the same periods in 2018, partially offset by lower average debt outstanding.

Other expense, net

Other expense, net for the three months ended September 30, 2019, was approximately $40,000, compared with $23,000 for the same period of 2018, a $17,000 increase. Other expense, net for the nine months ended September 30, 2019 was approximately $52,000, compared with $84,000 for the same period of 2018, a $32,000 decrease. The changes in other expense, net for the three and nine months ended September 30, 2019, were primarily due to foreign currency transactions.

Income taxes

The Company’s effective tax rates for the three and nine-month period ended September 30, 2019 and 2018 were 13% and 18%, respectively, compared to 6% and 19% during the same periods in 2018. In the three and nine months ended September 30, 2019, the Company recorded approximately $100,000 in excess tax benefits resulting from the exercise of stock options compared to $115,000 in the same periods in 2018.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2019, working capital increased approximately $.9 million compared to December 31, 2018. Inventory decreased approximately $2.4 million at September 30, 2019 compared to December 31, 2018. Inventory turnover calculated using a twelve-month average inventory balance, was 2.2 at September 30, 2019 compared to 2.1 at December 31, 2018. Receivables increased by approximately $5.5 million at September 30, 2019 compared to December 31, 2018. The average number of days sales outstanding in accounts receivable was 65 days at September 30, 2019 compared to 66 days at December 31, 2018. Total current liabilities increased by approximately $3.2 million at September 30, 2019 compared to December 31, 2018.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	September 30, 2019	December 31, 2018

Working capital	$60,485	$59,627
Current ratio	4.64	5.46
Long term debt to equity ratio	75.2%	83.6%

During the first nine months of 2019, total debt outstanding under the Company’s revolving credit facility decreased by approximately $2.2 million, compared to total debt thereunder at December 31, 2018. As of September 30, 2019, $38,125,000 was outstanding and $11,875,000 was available for borrowing under the Company’s credit facility.

On May 24, 2018, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment lowered the interest rate to LIBOR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 24, 2023. The prior interest rate was LIBOR plus 2%. The amount available for borrowing remains unchanged at $50 million. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2019, the Company was in compliance with the covenants of the loan agreement.

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

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 7, 2019

By	/s/ Paul G. Driscoll
Paul G. Driscoll Vice President and Chief Financial Officer

Dated: November 7, 2019

