Form 10-K
period 2019-12-31
ACME UNITED CORP
filed 2020-03-13
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ___________ to ___________

Commission file number: 01-07698

ACME UNITED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0236700
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

55 Walls Drive, Fairfield, Connecticut	06824
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code: (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
$2.50 par value Common Stock	ACU	NYSE American

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ _]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . YES [_]   NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $66,303,009.

Registrant had 3,352,130 shares of its $2.50 par value Common Stock outstanding as of March 12, 2020.

DOCUMENTS INCORPORATE BY REFERENCE

(1)        Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 20, 2020 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in Part III.

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative safety solutions and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. Its principal products sold across all segments are scissors, shears, knives, rulers, pencil sharpeners, first aid kits, and safety related products. The Company sells its products primarily to wholesale, contract and retail stationery distributors, office supply superstores, mass market and e-commerce retailers, industrial distributors, office supply super stores, sporting goods stores, hardware chains and wholesale florists.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2019 were $142.5 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits at its facilities in Vancouver, WA and Rocky Mount, NC. The components for the first aid kits are primarily sourced from U.S. suppliers.

Recent accomplishments and initiatives

The Company’s key business accomplishments and initiatives include the following elements:

•	Leader in innovative safety solutions and cutting technology;
•	Ten years of consecutive sales growth averaging 9%;
•	Innovation rate approaching 30%;
•	Premier and diversified customer base;
•	Successful history of acquisitions;
•	Diversified distribution network; strong growth in e-commerce channel; and
•	Reduced debt by 25% in 2019

Acquisitions

On January 7, 2020, the Company purchased the assets of First Aid Central, located in Laval, Quebec, Canada. First Aid Central produces and sells a complete line of first aid kits, refills, and safety products to a broad range of industries and end users. Its products meet federal Health Canada and provincial regulatory requirements. The Company purchased First Aid Central assets for $2.1 million in cash using funds borrowed under its revolving credit facility with HSBC Bank, N.A. Additional information concerning the acquisition of First Aid Central assets is set forth in Note 17 – Subsequent Events, in the notes to consolidated financial statements in this report.

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

CUTTING, SHARPENING AND MEASURING

School, Home and Office

Westcott

Westcott, with a history of quality dating back to 1872, provides innovative cutting and measuring products for the school, home and office as well as industrial safety cutting. Principal products under the Westcott brand include scissors, rulers, pencil sharpeners, paper trimmers, safety cutters, lettering products, glue guns and other craft products. Westcott is one of the leading scissor and ruler brands in North America.

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion.  In 2019, Westcott continued to build on its cutting line with an expanded assortment of the Saber and ceramic safety knives, allowing its customers to remain safer on the job. Also in the cutting line in 2019, Westcott introduced the Glide technology scissor with its low friction fulcrum and adjustable tension. Westcott also continued to innovate in the glue gun category-launching a cordless lithium ion glue gun which heats up in 20 seconds and has a 30-minute run time.

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

Cuda

We launched the Cuda line of fishing tools and knives in 2014. Featuring titanium bonded German steels and alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In July of 2014, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In January 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design. In 2017, Cuda launched a line of cut and puncture resistant gloves which feature quadruple layered Kevlar® and a line of telescopic landing nets featuring replaceable nets and a net containment system. In 2018, Cuda launched a Professional Series of knives, tools and fishing gaffs that are directed towards the commercial fishing market.

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

FIRST AID AND SAFETY

First Aid and Safety

First Aid Only

The First Aid Only brand offers first aid and safety solutions that meet regulatory requirements for a broad range of industries.  The Smart Compliance® first aid system is an effective solution for maintaining OSHA compliance. The Company’s SafetyHub App technology digitizes the replenishment process for a broad range of Safety products and provides data analytics to manage costs. In 2019, we introduced our next generation SmartCompliance Complete ™ which offers a modular system that addresses first aid, bloodborne pathogen, bleed control, eyewash and OTC medication requirements for the most challenging workplace environments.

PhysiciansCare

The PhysiciansCare brand offers a variety of portable eyewash solutions and over-the counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Spill Magic

Spill Magic, an Acme United brand since 2017, is a leader in bodily fluid and spill clean-up solutions with a lightweight, absorbent powder that quickly encapsulates a spill. The Spill Response System provides all the necessary tools to effectively clean up spills, saving time, money and reducing slip & fall accidents in various venues, including grocery, retail, and big box stores; food service & hotel chains; municipal facilities; and industry-specific distributors in the U.S.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT, Pac-Kit and Spill Magic. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2019 was 10 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market and ecommerce retailers and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. The Company had one customer in 2019 and 2018 that individually exceeded 10% of consolidated net sales. Net sales to this one customer were approximately 17% and 16% of consolidated net sales in 2019 and 2018, respectively.

Competition

The Company competes with many companies in each market and geographic area. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitors in the cutting category are 3M and Fiskars Corporation. The major competitor in the pencil sharpener category is Bostitch and Elmers. The major competitors in the first aid and safety category are Honeywell and Cintas.

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

Employees

As of December 31, 2019, the Company employed 441 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

The Coronavirus could materially adversely affect our results

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. For example, in December 2019, a new strain of the coronavirus (COVID-19) spread through China as well as other countries including the United States and countries in Europe, bringing the total to at least 100 countries worldwide with confirmed cases of COVID-19. The impact of the virus varies from region to region and from day to day and any significant additional spreading of the virus could adversely affect the Company’s business.

At the time of this filing, COVID-19 has not caused significant disruption in the Company’s business and the Company currently has sufficient inventory to meet anticipated demands in the near future.  However, the outbreak of the COVID-19 virus is likely to have a further negative impact in 2020 on the global economy and, in the future, might impact the Company’s ability to manufacture, source or distribute its products both domestically and internationally or reduce demand for its products, any of which could have a significant negative impact on the Company’s financial results in 2020 and beyond. Given the dynamic nature of this outbreak, however, the extent to which the COVID-19 virus impacts the Company’s results will depend on future developments, which remain highly uncertain and cannot be predicted at this time.

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

The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May through August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize in any year, the Company could experience a material adverse effect on its business, financial condition and results of operations.

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. The Company had one customer in 2019 and 2018 that individually exceeded 10% of consolidated net sales. Net sales to this one customer were approximately 17% and 16% of consolidated net sales in 2019 and 2018, respectively.  The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 12% of our net sales in 2019 and has been our fastest growing distribution channel over the last several years. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites.  Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

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

The Company’s success depends in part on its ability to obtain patents and trademarks and to preserve other intellectual property rights covering its products and processes. The Company has obtained certain domestic and foreign patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible competing products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property or legal defence of such action could have a material adverse effect on the Company.

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

The Company’s management believes that, under current conditions, the Company’s current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with HSBC Bank N.A., will be sufficient to fund planned operations for the next twelve months from the issuance date of this report. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products and services, take advantage of future opportunities or adequately respond to competitive pressures.

Changes in interest rates could adversely affect us.

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at the Prime Rate less 1.25%.  In response to the last global economic recession, actions of the U.S. Federal Reserve and other central banking institutions, were taken to create and maintain a low interest rate environment. Increases in interest rates would increase our interest costs on our variable-rate debt as well as any future fixed rate debt, we may incur at higher interest rates, and interest which we pay reduces our cash available for working capital, acquisitions, and other uses.

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

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under the law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. At December 31, 2019, a total of 217,999 may be purchased in the future under the repurchase programs which the Company announced in 2010 and 2019. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,936,360 shares of our common stock held by non-affiliates as of December 31, 2019. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Solingen, Germany	340,000 53,000 35,000	Warehousing and distribution Warehousing and distribution Warehousing, distribution and administrative
	428,000
Leased
Fairfield, CT	15,400	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, distribution and administrative
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	121,300

Total:	549,300

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. During the twelve months ended December 31, 2019, the Company did not repurchase any shares of its Common Stock. As of December 31, 2019, a total of 17,999 shares may be purchased in the future under the repurchase program announced in 2010 and 200,000 may be purchased under the repurchase program announced in 2019. Neither the 2010 nor the 2019 program have an expiration date

Item 6. Selected Financial Data

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

Revenue Recognition – Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer, and when collection is reasonably assured. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers

Allowance for Doubtful Accounts – The Company provides an allowance for doubtful accounts based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for doubtful accounts represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write-offs has been negligible.

Customer Rebates – Customer rebates and incentives are a common practice in the office products industry. We incur customer rebate costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer rebate costs and incentives, including volume rebates, promotional funds, catalog allowances and slotting fees, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale and are based on individual customer contracts. Management periodically reviews accruals for these rebates and allowances and adjusts accruals when appropriate.

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

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2019 was 10 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2019 and 2018, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Leases - The Company determines whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.  All other leases are recorded on the balance sheet with right-of-use (“ROU”) assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised.  Lease arrangements with lease and non-lease components are generally accounted for as a single lease component.

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

We determine the discount rate used to measure plan liabilities as of the December 31 measurement date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. In estimating this rate, we look at rates of return on fixed-income investments of similar duration to the liabilities in the plan that receive high, investment grade ratings by recognized ratings agencies. Using these methodologies, we determined a discount rate of 2.74% to be appropriate as of December 31, 2019, which is a decrease of 1.13 percentage points from the rate used as of December 31, 2018.

The expected long-term rate of return on assets considers the Company’s historical results and projected returns for similar allocations among asset classes. In accordance with generally accepted accounting principles, actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligation in future periods. For the U.S. pension plan, our assumption for the expected return on plan assets was 6.0% for 2019. For more information concerning these costs and obligations, see the discussion in Note 6 – Pension and Profit Sharing, in the notes to the Company’s consolidated financial statements in this report.

Accounting for Stock-Based Compensation – Stock based compensation cost is measured at the grant date fair value of the award and is recognized as expense over the requisite service period. The Company uses the Black-Scholes option - pricing model to determine fair value of the awards, which involves certain subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”) and the number of options for which vesting requirements will not be completed (“forfeitures”). Changes in the subjective assumptions can materially affect estimates of fair value stock-based compensation, and the related amount recognized on the consolidated statements of operations. Refer to Note 11 – Stock Option Plans, in the notes to consolidated financial statements in this report for a more detailed discussion.

Results of Operations 2019 Compared with 2018

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net Sales

In 2019, sales increased by $5,135,947, or 4%, to $142,457,342 compared to $137,321,395 in 2018.

The U.S. segment sales increased by 4%, in 2019 compared to 2018 due to strong sales of first aid and safety products.

Sales in Canada decreased 5% in U.S. dollars and 3% in local currency compared to the same period in 2018 primarily due to lower sales in the office products market.

Sales in Europe increased 8% in U.S. dollars and 14% in local currency compared to last year mainly due to new customers in the office products channel, growth in sales of DMT sharpening products, and strong e-commerce demand for these products.

Gross Profit

Gross profit was 36.5% of net sales in 2019 compared to 36.9% in 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $43,571,510 in 2019 compared with $43,192,076 in 2018, an increase of $379,434, or 1%. SG&A expenses were 30.6% of net sales in 2019 compared to 31.5% in 2018. The increase in SG&A expenses was primarily due to higher personnel related costs, which include compensation and recruiting costs.

Operating Income

Operating income was $8,429,348 in 2019, compared with $7,456,906 in 2018. Operating income in the U.S. segment increased by approximately $1,096,000, primarily due to higher sales. Operating income in Canada decreased by approximately $113,000, primarily due to lower sales. Operating income in the European segment decreased by approximately $11,000.

Interest Expense, Net

Net interest expense for 2019 was $1,788,512, compared with $1,858,224 for 2018, a decrease of $69,712. The decrease in interest expense, net for 2019, was primarily the result of a lower average borrowings partially offset by a higher average interest rate during 2019.

Other Expense

Other expense was $97,627 in 2019 compared to $68,458 in 2018. The increase in other expense is primarily related to foreign currency transactions.

Income Tax Expense

Income tax expense was $1,029,556 in 2019, resulting in an effective tax rate of 16% compared to $932,874, an effective tax rate of 17% in 2018.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2019.

Liquidity and Capital Resources

During 2019, working capital decreased by approximately $3.1 million compared to December 31, 2018. Inventory decreased by approximately $2.1 million, or 5%.  The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover, calculated using a twelve month average inventory balance, was 2.3 at December 31, 2019 as compared to 2.1 at December 31, 2018. The reserve for slow moving and obsolete inventory was $696,486 at December 31, 2019 compared to $538,354 at December 31, 2018. We do not anticipate significant increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2020.

Receivables increased by approximately $0.4 million at December 31, 2019 compared to December 31, 2018. The average number of days sales outstanding in accounts receivable was 64 days in 2019 compared to 66 days in 2018. Accounts payable and other current liabilities increased by approximately $2.3 million.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisition and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2019, the Company was in compliance with the covenants then in effect under the loan agreement.

At December 31, 2019, total debt outstanding under the Company’s revolving credit facility decreased by approximately $7.0 million compared to total debt at December 31, 2018. As of December 31, 2019, $33,240,407 was outstanding and $16,759,593 was available for borrowing under the Company’s revolving credit facility.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing, and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. The outstanding principal on December 31, 2019 was $3,444,445.

Capital expenditures during 2019 and 2018 were $1,680,479 and $2,850,993, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued and Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material effect on its consolidated financial statements.

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

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We elected to apply the package of practical expedients upon adoption.

Upon adoption of the amended guidance, the Company recorded operating lease right-of-use assets and related liabilities of approximately $2.9 million, primarily related to real estate leases. The amended guidance did not have any other material impacts on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. For Acme, this ASU was adopted effective January 1, 2019 and resulted in a reclassification between retained earnings and AOCI. The impact from this ASU increased retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018
Net sales	$142,457,342	$137,321,395
Cost of goods sold	90,456,484	86,672,413

Gross profit	52,000,858	50,648,982

Selling, general and administrative expenses	43,571,510	43,192,076
Operating income	8,429,348	7,456,906

Non operating items:
Interest:
Interest expense	(1,828,408)	(1,891,042)
Interest income	39,896	32,818
Interest expense, net	(1,788,512)	(1,858,224)
Other expense	(97,672)	(67,458)
Total other expense, net	(1,886,184)	(1,925,682)
Income before income tax expense	6,543,164	5,531,224
Income tax expense	1,029,556	932,874
Net income	$5,513,608	$4,598,350

Earnings per share:
Basic	$1.65	$1.36
Diluted	$1.60	$1.30

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2019	2018
Net income	$5,513,608	$4,598,350
Other comprehensive gain (loss) -
Foreign currency translation	45,223	(461,374)
Change in net prior service credit and actuarial gains, net of income tax expense	143,906	37,388
Total other comprehensive income (loss)	189,129	(423,986)
Comprehensive income	$5,702,737	$4,174,364

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,821,883	$4,409,042
Accounts receivable, less allowance	25,484,865	25,101,663
Inventories	39,261,105	41,332,137
Prepaid expenses and other current assets	1,578,248	2,149,295
Total current assets	73,146,101	72,992,137

Property, plant and equipment:
Land	1,420,104	1,422,785
Buildings	10,095,529	10,143,678
Machinery and equipment	19,111,801	18,244,038
Total property, plant and equipment	30,627,434	29,810,501
Less: accumulated depreciation	16,591,890	15,267,877
Net property, plant and equipment	14,035,544	14,542,624

Intangible assets, less accumulated amortization	15,792,738	17,044,400
Goodwill	4,696,370	4,696,370
Operating lease right-of-use asset, net	2,989,272	-
Deferred income taxes	-	113,353
Other assets	88,828	88,902
Total assets	$110,748,853	$109,477,786

LIABILITIES
Current liabilities:
Accounts payable	$6,692,692	$7,982,620
Operating lease liability - current portion	1,047,498	-
Current portion of mortgage payable	266,667	266,667
Other accrued liabilities	8,576,248	5,115,400
Total current liabilities	16,583,105	13,364,687
Long-term debt	33,240,407	40,283,115
Mortgage payable, net of current portion	3,177,778	3,444,445
Operating lease liability - non-current portion	1,960,996	-
Deferred income taxes	49,284	-
Other non-current liabilities	32,302	53,128
Total liabilities	55,043,872	57,145,375

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000 shares; issued - 4,838,071 shares in 2019 and in 2018, including treasury stock	12,094,413	12,094,413
Treasury stock, at cost, 1,487,238 shares in 2019 and 2018	(14,235,190)	(14,235,190)
Additional paid-in capital	8,262,208	8,981,523
Accumulated other comprehensive loss	(1,987,870)	(2,057,985)
Retained earnings	51,571,420	47,549,650
Total stockholders' equity	55,704,981	52,332,411
Total liabilities and stockholders' equity	$110,748,853	$109,477,786

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2017	3,374,061	$12,094,413	$(13,870,041)	$8,880,543	$(1,633,999)	$44,467,077	$49,937,993
Net income						4,598,350	4,598,350
Other comprehensive loss					(423,986)		(423,986)
Stock compensation expense				869,055			869,055
Distribution to shareholders						(1,515,777)	(1,515,777)
Cash settlement of stock options				(768,075)			(768,075)
Purchase of treasury stock	(23,228)		(365,149)				(365,149)
Balances, December 31, 2018	3,350,833	$12,094,413	$(14,235,190)	$8,981,523	$(2,057,985)	$47,549,650	$52,332,411
Net income						5,513,608	5,513,608
Other comprehensive income					189,129		189,129
Adoption of ASU 2018-02					(119,014)	119,014	-
Stock compensation expense				968,467			968,467
Distribution to shareholders						(1,610,852)	(1,610,852)
Cash settlement of stock options				(1,687,782)			(1,687,782)
Balances, December 31, 2019	3,350,833	$12,094,413	$(14,235,190)	$8,262,208	$(1,987,870)	$51,571,420	$55,704,981

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2019	2018
Operating activities:
Net income	$5,513,608	$4,598,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,181,060	2,011,675
Amortization	1,251,662	1,217,525
Stock compensation expense	968,467	869,055
Deferred income taxes	162,637	396,233
Non-cash lease expense	19,222	-
Provision for doubtful accounts	290,128	156,000
Changes in operating assets and liabilities
Accounts receivable	(784,562)	651,988
Inventories	2,089,861	(1,580,151)
Prepaid expenses and other current assets	666,070	573,604
Accounts payable	(1,525,060)	(3,066,106)
Other accrued liabilities	3,869,138	(1,352,904)
Total adjustments	9,188,623	(123,081)
Net cash provided by operating activities	14,702,231	4,475,269
Investing activities:
Purchase of property, plant and equipment	(1,680,479)	(2,850,993)
Purchase of intellectual property	-	(379,921)
Net cash used by investing activities	(1,680,479)	(3,230,914)
Financing activities:
Net repayments of long-term debt	(7,042,708)	(3,167,233)
Repayments on mortgage	(266,667)	(266,667)
Distributions to shareholders	(1,608,956)	(1,484,829)
Cash settlement of stock options	(1,687,782)	(768,075)
Purchase of treasury stock	—	(365,149)
Net cash used by financing activities	(10,606,113)	(6,051,953)
Effect of exchange rate changes	(2,799)	(121,629)
Net increase (decrease) in cash and cash equivalents	2,412,841	(4,929,227)
Cash and cash equivalents at beginning of year	4,409,042	9,338,269
Cash and cash equivalents at end of year	$6,821,883	$4,409,042

Supplemental cash flow information:
Cash paid for income taxes	$422,339	$887,592
Cash paid for interest expense	$1,863,961	$1,855,356

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

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other expense were foreign currency transaction losses of $38,988 in 2019 and foreign currency transaction gains of $7,458 in 2018.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – Accounts receivable are shown less an allowance for doubtful accounts of $522,560 at December 31, 2019 and $462,132 at December 31, 2018.

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

Intangible Assets – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2019 was 10 years. The Company periodically reviews the values recorded for intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2019 and 2018, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Deferred Income Taxes – Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Leases - The Company determines whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.  All other leases are recorded on the balance sheet with right-of-use (“ROU”) assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised.  Lease arrangements with lease and non-lease components are generally accounted for as a single lease component.

Revenue Recognition – Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer, and when collection is reasonably assured. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers.

Research and Development – Research and development costs ($596,000 in 2019 and $734,000 in 2018) are included in selling, general and administrative expenses and expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($6,695,223 in 2019 and $7,553,410 in 2018) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,104,543 in 2019 and $1,935,267 in 2018) are included in selling, general and administrative expenses.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2019 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had one customer in 2019 and 2018 that individually exceeded 10% of consolidated net sales. Net sales to this customer were approximately 17% and 16% of consolidated net sales in 2019 and 2018, respectively.

Recently Issued and Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material effect on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

Upon adoption of the amended guidance, the Company recorded operating lease right-of-use assets and related liabilities of approximately $2.9 million, primarily related to real estate leases. The Company currently does not expect the amended guidance to have any other material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies can adopt the provisions of ASU No. 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. This ASU was adopted effective January 1, 2019 and resulted in a reclassification between retained earnings and accumulated other comprehensive loss. The impact from this ASU increased retained earnings by approximately $0.1 million, with an offsetting increase to accumulated other comprehensive loss for the same amount.

3. Inventories

Inventories consisted of:

	December 31,
	2019	2018
Finished goods	$32,899,114	$33,427,983
Work in process	274,158	141,646
Materials and supplies	6,087,833	7,762,508
Inventories:	$39,261,105	$41,332,137

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $696,486 as of December 31, 2019 and $538,354 as of December 31, 2018.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2019	2018
First Aid Only Tradename	$3,410,000	$3,410,000
First Aid Only Customer List	5,500,010	5,500,010
DMT Trademarks	1,387,000	1,387,000
DMT Customer List	1,369,000	1,369,000
DMT Non-Compete	183,000	183,000
Slice License Agreement	379,921	379,921
Patents	2,271,980	2,271,980
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
Spill Magic Customer List	3,965,000	3,965,000
Spill Magic Trademarks	1,034,000	1,034,000
Spill Magic Non-Compete	67,111	67,111
C-Thru Customer List	1,050,000	1,050,000
Subtotal	22,780,720	22,780,720
Less: Accumulated Amortization	6,987,982	5,736,320
Intangible Assets	$15,792,738	$17,044,400

Goodwill	$4,696,370	$4,696,370

Amortization expense for patents and trademarks for the years ended December 31, 2019 and 2018 were $1,251,662 and $1,217,525, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2020 - $1,236,796; 2021 - $1,234,971; 2022 - $1,231,686; 2023 - $1,227,488; and 2024 - $1,222,299.

5. Other Accrued Liabilities

The Company’s other current and long-term accrued liabilities consisted of:

	December 31,
	2019	2018
Customer Rebates	$4,849,081	$3,395,511
Pension Liability	44,667	147,099
Accrued Compensation	1,695,464	370,477
Dividend Payable	402,318	402,158
Other	1,617,020	853,283
Total:	$8,608,550	$5,168,528

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

The Company’s funding policy with respect to its qualified plan is to contribute at least the minimum amount required by applicable laws and regulations. In 2019, the Company contributed $14,413 to the plan.

The plan asset weighted average allocation at December 31, 2019 and December 31, 2018, by asset category, were as follows:

Asset Category:	2019	2018
Equity Securities	66%	65%
Fixed Income Securities	32%	33%
Other Securities / Investments	2%	2%
Total:	100%	100%

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2019 and 2018:

2019	Level 1	Level 2	Level 3	Total
Money Market Fund	$31	$16,763	$—	$16,794
Equity Common and Collected Funds	102,030	580,839	—	682,869
Fixed Income Common and Collected Funds	82,670	246,316	—	328,986
Total:	$184,731	$843,918	$—	$1,028,649

2018	Level 1	Level 2	Level 3	Total
Money Market Fund	$4	$17,320	$—	$17,324
Equity Common and Collected Funds	99,616	564,371	—	663,957
Fixed Income Common and Collected Funds	83,211	249,309	—	332,520
Total:	$182,831	$831,000	$—	$1,013,831

Other disclosures related to the pension plan follow:

	2019	2018
Assumptions used to determine benefit obligation:
Discount rate	2.74%	3.87%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,160,930)	$(1,362,867)
Interest cost	(41,841)	(39,851)
Service cost	(25,000)	(33,000)
Actuarial (loss) gain	(46,288)	71,338
Benefits and plan expenses paid	200,743	203,450
Benefit obligation at end of year:	$(1,073,316)	$(1,160,930)

Changes in plan assets:
Fair value of plan assets at beginning of year	$1,013,831	$1,249,825
Actual return on plan assets	201,148	(57,651)
Employer contribution	14,413	25,107
Benefits and plan expenses paid	(200,743)	(203,450)
Fair value of plan assets at end of year	1,028,649	1,013,831
Funded status:	$(44,667)	$(147,099)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$689,398	$880,370
Prior service cost	538	1,082
Total:	$689,936	$881,452

Accrued benefits costs are included in other accrued liabilities (non-current).

	2019	2018
Assumptions used to determine net periodic benefit cost:
Discount rate	3.87%	3.14%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Service cost	$25,000	$33,000
Interest cost	41,841	39,851
Expected return on plan assets	(54,330)	(67,547)
Amortization of prior service costs	544	543
Amortization of actuarial loss	90,442	87,360
	78,497	60,207
Net periodic benefit cost:	$103,497	$93,207

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

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2019	2018
Balance at beginning of the year	$881,452	$915,495
Change in net loss	(100,530)	53,860
Amortization of actuarial loss	(90,442)	(87,360)
Amortization of prior service cost	(544)	(543)
Change recognized in other comprehensive income	(191,516)	(34,043)
Total recognized in other comprehensive income	$689,936	$881,452

The Company anticipates that in 2020, net periodic benefit cost will include approximately $74,720 of net actuarial loss and $543 of prior service cost.

The following benefits are expected to be paid:

2020	$152,000
2021	135,000
2022	120,000
2023	106,000
2024	95,000
Years 2025 - 2029	332,000

The Company also has a qualified, 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2019 and 2018, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $309,922 in 2019 and $271,541 in 2018.

7. Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2019	2018
Current:
Federal	$(82,673)	$(118,269)
State	109,593	44,315
Foreign	887,556	618,930
Total:	$914,476	$544,976

Deferred:
Federal	$92,446	$311,608
State	22,634	76,290
Total:	115,080	387,898
Total Income Tax Expense:	$1,029,556	$932,874

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2019	2018
United States	$800,796	$1,928,627
Foreign	5,742,368	3,602,597
Total:	$6,543,164	$5,531,224

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2019	2018
Federal income taxes at 21% statutory rate	$1,365,124	$1,146,673
State and local taxes, net of federal income tax effect	109,593	95,278
Permanent items	(137,051)	(75,022)
Effect of federal rate change on deferred taxes	—	(111,324)
Foreign tax rate difference	(209,216)	(59,232)
Change in deferred income tax valuation allowance	(98,894)	(63,499)
Provision for income taxes:	$1,029,556	$932,874

The following summarizes deferred income tax assets and liabilities:

	2019	2018
Deferred income tax liabilities:
Plant, property and equipment	$1,022,898	$847,162
	1,022,898	847,162
Deferred income tax assets:
Asset valuations	604,755	575,920
Pension	81,561	105,647
Other	287,115	278,948
	973,431	960,515
Net deferred income tax (liability) asset:	$(49,467)	$113,353

On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company considers any potential GILTI as an expense in the period the tax is incurred.

 In 2019, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2016 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2019.

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

8. Long-Term Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisition and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2019, the Company was in compliance with the covenants then in effect under the loan agreement.

As of December 31, 2019, $33,240,407 was outstanding and $16,759,593 was available for borrowing under the Company’s revolving loan agreement.

On October 26, 2017, the Company exercised its option to purchase its First Aid Only manufacturing and distribution center in Vancouver, WA for $4.0 million. The property consists of 53,000 square feet of office, manufacturing, and warehouse space on 2.86 acres. The purchase was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. Minimum annual mortgage payments are due as follows: 2020 - $266,664; 2021 - $266,664; 2022 - $266,664; 2023 - $266,664; 2024 - $266,664; and thereafter - $2,111,130.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2019, the Company did not repurchase any shares of its Common Stock. As of December 31, 2019, a total of 217,999 shares may be purchased in the future under the repurchase programs announced in 2010 and 2019.

9. Revenue from Contracts with Customers

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

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue is generated by the sale of the Company’s products to its customers. Sales contracts (purchase orders) generally have a single performance obligation that is satisfied at a point in time, with shipment or delivery, depending on the terms of the underlying contract. Revenue is measured based on the consideration specified in the contract. The amount of consideration we receive and revenue we recognize is impacted by incentives ("customer rebates"), including sales rebates, which are generally tied to sales volume levels, in-store promotional allowances, shared media and customer catalogue allowances and other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for returns and discounts. We generally recognize customer rebate costs as a deduction to gross sales at the time that the associated revenue is recognized.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2019

(amounts in 000's)

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$63,189	$6,678	$10,062	$79,929
First Aid and Safety	62,528	—	—	62,528
Total Net Sales	$125,717	$6,678	$10,062	$142,457

For the twelve months ended December 31, 2018
(amounts in 000's)
	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$64,019	$7,040	$9,288	$80,347
First Aid and Safety	56,974	—	—	56,974
Total Net Sales	$120,993	$7,040	$9,288	$137,321

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 14% and 12% of the Company’s total net sales in 2019 and 2018, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2019 and 2018:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2019:
	United States	Canada	Europe	Consolidated
Net sales	$125,717	$6,678	$10,062	$142,457
Operating income	7,199	771	459	8,429
Assets	98,577	6,168	6,003	110,749
Additions to property, plant and equipment	1,646	2	32	1,680
Depreciation and amortization	3,347	16	70	3,433

Year Ended December 31, 2018:
	United States	Canada	Europe	Consolidated
Net sales	$120,993	$7,040	$9,288	$137,321
Operating income	6,103	884	470	7,457
Assets	99,721	3,839	5,918	109,478
Additions to property, plant and equipment	2,705	83	63	2,851
Depreciation and amortization	3,153	9	67	3,229

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2019	2018
Total operating income	$8,429	$7,457
Interest expense, net	1,789	1,858
Other expense	97	68
Consolidated income before taxes	$6,543	$5,531

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2019	2018
United States	$124,059	$119,573
International:
Canada	6,678	7,040
Europe	10,062	9,288
Other	1,658	1,420
Total International	$18,398	$17,748
Total Revenues	$142,457	$137,321

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

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2019, the number of shares available for grant under the 2012 Employee Plan was 44,875. Under the terms of the Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee Plan.

The 2017 Director Plan provides for the issuance of stock options for up to a total of 60,000 shares of the Company's common stock to non-salaried directors. Under the Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2019, there were no shares available for grant under the 2017 Director Plan.

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

The Company has amended certain of its stock option plans for both employees and directors to permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2019, the Company paid a total of approximately $1,687,782 and 160,586 shares to optionees who had elected a net cash settlement of their respective options.

A summary of changes in options issued under the Company’s stock option plans follows:

	2019	2018
Options outstanding at the beginning of the year	1,434,280	1,289,080
Options granted	120,000	232,200
Options forfeited	(26,500)	(11,500)
Options exercised	(164,086)	(75,500)
Options outstanding at the end of the year	1,363,694	1,434,280
Options exercisable at the end of the year	932,094	918,405
Common stock available for future grants at the end of the year	44,875	85,000
Weighted average exercise price per share:
Granted	$19.88	$22.75
Forfeited	23.29	23.07
Exercised	10.54	11.47
Outstanding	19.08	18.07
Exercisable	17.50	15.15

A summary of options outstanding as December 31, 2019 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.30 to $10.74	156,969	2	$10.17	156,969	$10.17
$10.75 to $16.82	242,750	3	13.57	242,750	13.57
$16.83 to $22.08	448,250	7	19.52	302,625	19.23
$22.09 to $23.97	217,700	9	22.79	69,425	22.76
$23.98 to $28.20	298,025	8	24.87	160,325	25.07
	1,363,694			932,094

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

The assumptions used to value option grants for the twelve months ended December 31, 2019 and December 31, 2018 were as follows:

	2019	2018
Expected life in years	5 - 6	5
Interest rate	1.52 - 2.39%	2.43 - 3.02%
Volatility	.358 - .375	.287 - .316
Dividend yield	2.0 - 2.2%	1.8 - 2.75%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 was $968,467 and $869,055, respectively. At December 31, 2019, there was approximately $1,410,872 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2019, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2019 and 2018 was $5.88 and $5.77 per option, respectively. The aggregate intrinsic value of outstanding options was $6,751,281 at December 31, 2019. The aggregate intrinsic value of exercisable options was $6,072,173 at December 31, 2019. The aggregate intrinsic value of options exercised during 2019 was $1,734,667.

12. Earnings Per Share

The calculation of earnings per share follows:

	2019	2018
Numerator:
Net income	$5,513,608	$4,598,350
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,351,731	3,370,744
Effect of dilutive employee stock options	100,892	171,166
Denominator for dilutive earnings per share	3,452,623	3,541,910
Basic earnings per share	$1.65	$1.36
Dilutive earnings per share	$1.60	$1.30

For 2019 and 2018, respectively, 705,725 and 692,600 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2017	$(1,057,448)	$(576,551)	$(1,633,999)
Change in net prior service credit and actuarial losses, net of tax		37,388	37,388
Translation adjustment	(461,374)		(461,374)
Balances, December 31, 2018	$(1,518,822)	$(539,163)	$(2,057,985)
Change in net prior service credit and actuarial losses, net of tax		143,906	143,906
Adoption of ASU 2018-02		(119,014)	(119,014)
Translation adjustment	45,223		45,223
Balances, December 31, 2019	$(1,473,599)	$(514,271)	$(1,987,870)

14. Financial Instruments

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

15. Quarterly Data (unaudited)

Quarters (000’s omitted, except per share data):

2019	First	Second	Third	Fourth	Total
Net sales	$31,370	$40,220	$36,995	$33,872	$142,457
Cost of goods sold	19,568	25,449	23,861	21,578	90,456
Gross profit	11,802	14,771	13,134	12,294	52,001
Net income	807	2,671	1,059	978	5,514
Basic earnings per share	$0.24	$0.80	$0.32	$0.29	$1.65
Diluted earnings per share	$0.24	$0.77	$0.30	$0.29	$1.60
Dividends per share	$0.12	$0.12	$0.12	$0.12	$0.48

2018	First	Second	Third	Fourth	Total
Net sales	$31,709	$39,751	$34,731	$31,130	$137,321
Cost of goods sold	19,585	25,039	22,281	19,767	86,672
Gross profit	12,124	14,712	12,450	11,363	50,649
Net income	764	2,436	807	591	4,598
Basic earnings per share	$0.23	$0.72	$0.24	$0.18	$1.36
Diluted earnings per share	$0.21	$0.67	$0.23	$0.17	$1.30
Dividends per share	$0.11	$0.11	$0.11	$0.12	$0.45

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $1.1 million for the twelve-months ended December 31, 2019. For the twelve months ended December 31, 2019, $0.4 million was included in cost of goods sold and $0.7 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in 000’s):

Twelve months ended December 31, 2019
Operating lease cost	$1,121
Operating lease - cash flow	$1,099

December 31, 2019
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2019:

2020	$1,108
2021	736
2022	467
2023	462
2024	278
Thereafter	295

Total future minimum lease payments	$3,345
Less : imputed interest	(337)
Less : present value of lease liabilities - current	(1,047)
Present value of lease liabilities - non-current	$1,962

17. Subsequent Event

On January 7, 2020, the Company purchased the assets of First Aid Central, located in Laval, Quebec, Canada, including a broad line of first aid kits, refills, and safety products which are sold to a wide range of industries and end users. Its products meet federal Health Canada and provincial regulatory requirements. The Company purchased First Aid Central assets for $2.1 million in cash using funds borrowed under its revolving credit facility with HSBC Bank, N.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.

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

March 13, 2020

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company
Walter C. Johnsen	69	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	63	President, Chief Operating Officer and Director
Paul G. Driscoll	59	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	70	Director
Richmond Y. Holden, Jr.	66	Director
Susan H. Murphy Brian K. Barker	68 59	Director Director
Stevenson E. Ward III	74	Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006. Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen has served on the Board of TOMI Environmental Solutions, Inc., a publicly traded company, since February 1, 2016. Mr. Johnsen’s qualifications to serve on the Board of the Company include the in-depth knowledge of all facets of the Company’s business which he has gained during his tenure as the Company’s Chief Executive Officer.

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

Rex L. Davidson has served as Director since 2006. Executive Director of the Helms Fund since 2013-2019.  The Helms Fund provides "gap financing" to socially responsible business ventures for capital expenditures. Additionally, since 2009, Mr. Davidson has served as President of Rex Davidson Associates, LLC, a management consulting service, and Executive Director of Las Cumbres Community Services, which provides developmental disability and mental health services to children, adults and families in Northern New Mexico.  From 1982 to 2009, he served as President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and President of Goodwill Industries Housing Corporation. Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of Goodwill Industries, an organization with over 2,000 employees and revenues in excess of $100 million. Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the Company.

Richmond Y. Holden, Jr. has served as Director since 1998. Mr. Holden served as President and CEO of INgageHub, a cloud-based Marketing SaaS platform, from January 2015 through early 2016; he continued to serve as a senior advisor to the company until 2019. From 2007 through 2014, Mr. Holden served in senior executive positions at, School Specialty, Inc., a distributor of school supplies, equipment and curriculum products. He last served as Executive Vice President of School Specialty, Inc., and President of the Curriculum Group, a division of School Specialty Inc., from 2013 to December 2014. He was President of Educational Resources, a division of School Specialty, Inc., from 2010 to 2013. He served as Chairman and Chief Executive Officer of J.L. Hammett Co., a reseller of educational, curriculum, equipment, and products from 1992 to 2006. Mr. Holden served on the Board of Directors of Software Secure, Incorporated, a privately held company headquartered in Newton, MA, which focused on secure online educational testing technology, from 2007 until its sale in late 2016. He has served on the Board of Directors of Codman Academy Charter Public School in Boston MA since 2012. The qualifications of Mr. Holden to serve on the Board of the Company include his substantial senior executive management experience of large complex companies in the educational markets. In particular, as a result of his experience with School Specialty Inc., then a $650 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to developmental strategy, finance, marketing, sales, technology, sourcing, pricing and distribution.

Susan H. Murphy has served as Director since 2003. Vice President Emerita, Cornell University, from which Dr. Murphy retired in 2016 after a 38-year career, commencing in 1978.  She served as Dean of Admissions and Financial Aid from 1985 to 1994; Vice President of Student and Academic Services from 1994 to June 2015, and thereafter she worked in Alumni Affairs and Development until her retirement.  In 2013, Dr. Murphy became a member of the Board of Trustees of Adelphi University, and, since July 2016, has served as Vice Chair of its Board of Trustees.  She also serves on the Board of Directors for Kendal at Ithaca, a not-for-profit continuing care retirement community (since 2014 and Vice Chair since 2019); Tompkins County Community Foundation (since January 2015 and Chair of the Board of Directors, 2018-2019). and Let’s Get Ready, an organization which provides low-income high school students with support services to help them gain admission to and graduate from college (2016-2019). Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

Brian K. Barker has been a founder and CEO of AntelopeAI, LLC an artificial intelligence and machine learning start-up since December 2018.  He was a founder, director, and CEO of NorthBay Solutions, LLC, a big data and analytics company from 2010 to 2018, and continues to serve as a director.  Mr. Barker was the General Manager of the xDoc business unit for Document Sciences Corporation, a document management and customer communications management solutions company, from 2007 until it was acquired by EMC Corporation, an information infrastructure solutions company, in 2008, and then continued as General Manager of the xDoc Business Unit until 2010.  He previously was CEO of Cambridge Technology Vision, LLC, a merger and acquisition support software company, from 1997 to 2001, and was President of ClearSpring Technologies, Inc., an event-driven management software company, from 1989 to 1992.  Mr. Barker is the co- inventor of Acquisition Trustee, which Intralinks Holdings, Inc. acquired to incorporate in its platform for secure document sharing.  The qualifications of Mr. Barker to serve on the Board include his strong data analysis background, significant entrepreneurial achievements, and executive management experience at rapidly growing information technology companies.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2020 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2020 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2020 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock

10.3	2002 Acme United Employee Stock Option Plan as amended (12)

10.4	Severance Pay Plan dated September 28, 2004* (15)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)

10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)

10.7	2017 Non-Salaried Director Stock Option Plan (9)

10.8	Deferred Compensation Plan dated October 2, 2007* (16)

10.9(a)	2012 Acme United Employee Stock Option Plan (11)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (14)

10.10(c)	Amended and restated secured revolving note (14)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)

10.10(f)	Second amended and restated secured revolving note (12)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018

10.11	Change in Control Plan as amended dated February 24, 2011* (17)

21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or arrangement
(1)	Previously filed as an Exhibit to the Company’s Form 8-K/A filed on August 19, 2014.
(2)	Previously filed in the Company’s Form 8-K filed on July 8, 2005.
(3)	Previously filed in the Company’s Form 8-K filed on February 9, 2005.
(4)	Previously filed in the Company’s Form 8-K filed on March 3, 2006.
(5)	Previously filed in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.
(6)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005. This plan expired in 2015.
(7)	Previously filed in the Company’s Form 8-K filed on December 21, 2010.
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 22, 2017.
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(11)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2012.
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 13, 2016.
(13)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 14, 2012.
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 6, 2014.
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2017.
(17)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.
(18)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2020.

ACME UNITED CORPORATION

(Registrant)

Signatures:	Titles:

/s/ Walter C. Johnsen
Walter C. Johnsen	Chairman and Chief Executive Officer

/s/ Brian S. Olschan
Brian S. Olschan	President, Chief Operating Officer and Director

/s/ Paul G. Driscoll
Paul G. Driscoll	Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Rex Davidson
Rex Davidson	Director

/s/ Richmond Y. Holden, Jr.
Richmond Y. Holden, Jr.	Director

/s/ Susan H. Murphy
Susan H. Murphy	Director

/s/ Stevenson E. Ward III
Stevenson E. Ward III	Director

/s/ Brian K. Barker
Brian K. Barker	Director