Form 10-Q
period 2020-03-31
ACME UNITED CORP
filed 2020-05-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Registrant had 3,337,710 shares of its $2.50 par value Common Stock outstanding as of May 5, 2020.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,272	$6,822
Accounts receivable, less allowance of $790 in 2020 and $523 in 2019	27,413	25,485
Inventories	36,250	39,261
Prepaid expenses and other current assets	1,926	1,578
Total current assets	69,861	73,146
Property, plant and equipment:
Land	1,420	1,420
Buildings	10,398	10,096
Machinery and equipment	19,357	19,112
	31,175	30,628
Less: accumulated depreciation	17,078	16,592
	14,097	14,036

Operating lease right-of-use asset, net	2,711	2,989
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,668	15,793
Other assets	89	89
Total assets	$108,122	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$5,186	$6,693
Operating lease liability - current portion	1,003	1,047
Current portion of mortgage payable	267	267
Other accrued liabilities	6,955	8,576
Total current liabilities	13,411	16,583
Non-current liabilities:
Long-term debt	33,853	33,240
Mortgage payable, net of current portion	3,111	3,178
Operating lease liability - non-current portion	1,765	1,961
Other non-current liabilities	158	83
Total liabilities	52,298	55,045

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2020 and 2019,
including treasury stock	12,094	12,094
Additional paid-in capital	8,048	8,262
Retained earnings	52,448	51,571
Treasury stock, at cost - 1,497,957 shares in 2020 and 1,487,238 in 2019	(14,449)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(522)	(522)
Translation adjustment	(1,795)	(1,466)
	(2,317)	(1,988)
Total stockholders’ equity	55,824	55,704
Total liabilities and stockholders’ equity	$108,122	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three months ended
	March 31,
	2020	2019
Net sales	$35,775	$31,370
Cost of goods sold	22,244	19,568

Gross profit	13,531	11,802

Selling, general and administrative expenses	11,521	10,268

Operating income	2,010	1,534

Non-operating items:
Interest:
Interest expense	322	510
Interest income	(7)	(9)
Interest expense, net	315	501
Other expense (income), net	43	(2)
Total other expense, net	358	499
Income before income tax expense	1,652	1,035
Income tax expense	375	228
Net income	$1,277	$807

Basic earnings per share	$0.38	$0.24

Diluted earnings per share	$0.36	$0.24

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,349	3,351
Weighted average number of dilutive stock options outstanding	170	41
Denominator used for diluted per share computations	3,519	3,392

Dividends declared per share	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three months ended
	March 31,
	2020	2019
Net income	$1,277	$807
Other comprehensive (loss) income :
Foreign currency translation adjustment	(329)	1
Comprehensive income	$948	$808

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,333
Net income						807	807
Other comprehensive loss					1		1
Adoption of ASU 2018-02					(122)	122	—
Stock compensation expense				212			212
Distributions to shareholders						(405)	(405)
Cash settlement of stock options				(80)			(80)
Balances, March 31, 2019	3,350,833	$12,094	$(14,235)	$9,114	$(2,179)	$48,074	$52,868

For the three months ended March 31, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,704
Net income						1,277	1,277
Other comprehensive loss					(329)		(329)
Stock compensation expense				243			243
Distributions to shareholders						(400)	(400)
Cash settlement of stock options				(457)			(457)
Purchase of treasury stock	(10,719)		(214)				(214)
Balances, March 31, 2020	3,340,114	$12,094	$(14,449)	$8,048	$(2,317)	$52,448	$55,824

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,277	$807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	568	551
Amortization of intangible assets	329	308
Non-cash lease expense	38	6
Stock compensation expense	243	212
Provision for bad debt	252	-
Changes in operating assets and liabilities:
Accounts receivable	(1,716)	(132)
Inventories	3,027	770
Prepaid expenses and other current assets	(120)	(70)
Accounts payable	(1,506)	(2,544)
Other accrued liabilities	(1,599)	(591)
Total adjustments	(484)	(1,490)
Net cash provided by (used in) operating activities	793	(683)

Cash flows from investing activities:
Purchase of property, plant and equipment	(597)	(438)
Acquisition of First Aid Central	(2,074)	-
Net cash used in investing activities	(2,671)	(438)

Cash flows from financing activities:
Net borrowings of long-term debt	612	1,057
Cash settlement of stock options	(457)	(80)
Repayments on mortgage	(67)	(67)
Distributions to shareholders	(400)	(405)
Purchase of treasury stock	(214)	-
Net cash (used in) provided by financing activities	(526)	505

Effect of exchange rate changes on cash and cash equivalents	(146)	5
Net change in cash and cash equivalents	(2,550)	(611)

Cash and cash equivalents at beginning of period	6,822	4,409

Cash and cash equivalents at end of period	$4,272	$3,798

Supplemental cash flow information:
Cash paid for income taxes	$319	$170
Cash paid for interest	$340	$487

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for such disclosures. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2020 and through the date these condensed consolidated financial statements were issued.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020.  The Company does not expect the adoption of ASU 2019-12 to have a material effect on its consolidated financial statements

2. Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

3. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) cutting, sharpening and measuring; and (ii) first aid and safety. The cutting, sharpening and measuring category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Per ASC 606-10-25-18B, the Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfilment activity instead of a performance obligation. Furthermore, shipping and handling activities performed before transfer of control of the product also do not constitute a separate and distinct performance obligation. The effect of applying this practical expedient election did not have an impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$11,728	$1,422	$2,598	$15,748
First Aid and Safety	18,715	1,000	$312	20,027

Total Net Sales	$30,443	$2,422	$2,910	$35,775

For the three months ended March 31, 2019

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$13,172	$1,413	$2,216	$16,801
First Aid and Safety	14,267	—	302	14,569

Total Net Sales	$27,439	$1,413	$2,518	$31,370

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisition, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

As of March 31, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $33,852,898 and $33,240,407, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three months ended March 31, 2020 the Company paid approximately $457,027, to optionees who had elected a net cash settlement of their respective employee stock options.

During the three months ended March 31, 2020, the Company paid approximately $214,000 to repurchase a total of 10,719 shares of its Common Stock. As of March 31, 2020, 207,280 shares may be purchased in the future under the repurchase programs announced in 2010 and 2019.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting and sharpening devices, measuring instruments and first aid and safety products for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, Tennessee and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Individual direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 6% of the Company’s total net sales for each of the three months ended March 31, 2020 compared to 7% for the comparable period in 2019.

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

The following table sets forth certain financial data by segment for the three months ended March 31, 2020 and 2019:

Financial data by segment:

(in thousands)

	Three months ended March 31,
Sales to external customers:	2020	2019
United States	$30,444	$27,439
Canada	2,421	1,413
Europe	2,910	2,518
Consolidated	$35,775	$31,370

Operating income:
United States	$1,571	$1,257
Canada	205	135
Europe	234	142
Consolidated	$2,010	$1,534

Interest expense, net	315	501
Other expense (income), net	43	(2)
Consolidated income before income taxes	$1,652	$1,035

Assets by segment:

(in thousands)

	March 31,	December 31,
	2020	2019
United States	$96,654	$98,578
Canada	5,427	6,168
Europe	6,041	6,003
Consolidated	$108,122	$110,749

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period. Share-based compensation expenses were $242,924 and $212,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was a total of $1,439,874 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

8. Leases

The Company has operating leases for office and warehouse space and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2026.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended March 31, 2020, $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in 000’s):

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Operating lease cost	$307	$290
Operating lease - cash flow	$271	$284

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term	4.0 years	3.3 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2020:

2020 (remaining)	$837
2021	734
2022	467
2023	462
2024	278
Thereafter	294

Total future minimum lease payments	$3,072
Less: imputed interest	(304)
Present value of lease liabilities - current	1,003
Present value of lease liabilities - non-current	$1,765

9. Business Combinations

On January 7, 2020, the Company purchased the assets of First Aid Central, a Canadian first aid and safety supplier for approximately $2.1 million. Based in Laval, Canada and operating since 2007, First Aid Central produces and sells a broad line of first aid kits, refills, and safety products to a wide range of industries and end users. Its products meet federal Health Canada and provincial regulatory requirement.

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts receivable	$232
Inventory	440
Prepaid Expense	47
Equipment	45
Intangible assets	1,310
Total assets	$2,074

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s Canada segment. Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase price accounting assessment may result in changes to the valuation of the identified intangible assets.

Net sales for the three months ended March 31, 2020 attributable to First Aid Central products were approximately $1.0 million. Net income for the three months ended March 31, 2020 attributable to First Aid Central products was approximately $0.1 million.

Assuming First Aid Central assets were acquired on January 1, 2019, unaudited proforma combined net sales for the three months ended March 31, 2019, for the Company would have been approximately $32.1 million. Unaudited proforma combined net income for the three months ended March 31, 2019 for the Company would have been approximately $0.9 million.

10. Subsequent Events

On May 7, 2020, the Company received a loan from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act.  The PPP Loan matures in two years on May 8, 2022, bears interest at a rate of 1.00% per year and is evidenced by a promissory note dated May 7, 2020 (the “Note”).  Monthly payments of principal and interest are deferred for six months; commencing November 5, 2020, the Company is required to pay to the lender equal monthly payments of principal and interest.  The PPP Loan is unsecured and federally guaranteed.  The Note contains customary events of default relating to, among other things, failure to make payments of principal and interest and breaches of representations and warranties.  The Company may prepay the PPP Loan at any time prior to maturity with no penalty.

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company beginning 60 days  after loan approval, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities,  during the eight week period beginning on the date of funding of the loan.  Not more than 25% of the amount forgiven may be for non-payroll costs.

The Company intends to use the proceeds of the PPP Loan for purposes which it believes to be consistent with the requirements of the PPP for loan forgiveness.  However, no assurance can be given that any application for loan forgiveness that the Company may submit will be approved, in whole or in part.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time makes written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “except,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations.

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including those arising as a result of the effects of the global COVID-19 outbreak and measures taken to limit its spread, including the on-going world-wide economic downturn and further actions that may be taken by governmental authorities or by businesses or individuals on their own initiative in response to the pandemic, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally, or reduce demand for its products.  These risks and uncertainties further include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition and technological changes on the Company; (v) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vi) currency fluctuations; (vii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (viii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2019 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the spread of the coronavirus (COVID-19) through China, the United States, and other countries globally and the related ongoing economic downturn present certain significant risks and uncertainties to the Company and its operations. The COVID-19 pandemic affected the Company’s financial results and business operations in the first quarter.  We experienced a significant increase in demand for many of the Company’s first aid and safety products in the second half of the first quarter, as consumers and commercial enterprises stocked up on these products.  On the other hand, the Company experienced weakness in the sales of its office and school supplies due, in part, to pandemic-related closures of retail stores, schools and offices and other COVID-19 related restrictions imposed in our domestic and international markets.  The Company has also experienced cancellation of orders and scheduled promotions for the second and third quarters, which are traditionally the strongest quarters for the sales of school and office products.  The ultimate impact of these effects on the Company will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, whether restrictions that have been imposed to date are extended, and additional actions that may be taken by governmental authorities or by businesses or individuals of their own initiative in response to the pandemic.

As a result of the COVID-19 pandemic, the Company (i) has had to acquire certain of its products at increased costs on the spot market due to dramatic increases in demand for such products (while, to date, the Company has been successful in passing along such increased costs to its customers, there is no assurance that the Company will be able to continue to do so in the future); (ii) has incurred increased labor costs as a result of the payment of additional compensation to employees at its warehouse and distribution centers; (iii) has incurred costs associated with the additional cleaning and maintenance of its facilities; and (iv) has increased reserves relating to outstanding receivables (The Company continuously evaluates credit risks relating to its customers and may need to increase its reserves relating to its receivables further or even, in the event that one or more significant customers should cease operations or declares bankruptcy, write off a substantial amount of receivables.) The Company has also experienced obstacles resulting from a number of pandemic-related factors such as travel restrictions imposed by governmental authorities which, e.g., inhibits sales and marketing activities, and inefficiencies resulting from many of the Company’s personnel working remotely.

The increases and decreases in the demand for the Company’s products described above have continued to affect the Company’s operations in the second quarter through the date of this report and are likely to continue to do so in the immediate future. While there is no certainty that the current high levels of demand for our first aid and safety products will continue, we have increased our short-term manufacturing and sourcing capacity for these products.  The Company anticipates that it has sufficient inventory of its products to meet anticipated demand.

Substantially all of our manufacturing facilities and distribution centers and those of our key suppliers currently remain open and continue to operate. However, any prolonged increase in the duration or severity of the COVID-19 pandemic or a resurgence in the future, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally.  For example, a disruption in the Company’s supply chain could result from an outbreak of the coronavirus in any of the Company’s key manufacturing or distribution facilities.

The Company could also experience a reduction in demand for its products. For example, this could occur in connection with its first aid and safety products as a result of market saturation potentially resulting from customers having stockpiled those products. A prolonged economic downturn could result in continued weakness in demand for the Company’s school and office products, if schools and offices remain closed or reopen on a limited basis or if families who experience reduced economic circumstances spend less on school supplies.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2020 were $35,775,000 compared with $31,370,000 in the same period in 2019, a 14% increase. Net sales for the three months ended March 31, 2020 in the U.S. segment increased 11%, compared with the same period in 2019. Sales in the U.S. for the three-month period increased compared to the same period last year, primarily due to strong sales of first aid and safety products, primarily due to market share gains in the industrial and safety channels, as well as the home improvement and ecommerce channels.  Also contributing to the growth in first aid products was a surge demand related to the COVID-19 pandemic.

Net sales in Canada for the three months ended March 31, 2020, excluding First Aid Central products, increased 1% in U.S. dollars and local currency, compared with the same period in 2019. Sales of First Aid Central products were approximately $1 million in the first quarter of 2020.

European net sales for the three months ended March 31, 2020 increased 16% in U.S. dollars and 19% in local currency, compared with the same period in 2019. The increase in net sales for the three months was primarily due to new customers in the office products channel, growth in the ecommerce channel and growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended March 31, 2020 was $13,531,000 (37.8% of net sales) compared to $11,802,000 (37.6% of net sales) for the same period in 2019.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for three months ended March 31, 2020 were $11,521,000 (32.2% of net sales) compared with $10,268,000 (32.7% of net sales) for the same period of 2019, an increase of $1,253,000. The increase in SG&A expenses for three months ended March 31, 2020, compared to the same period in 2019 was primarily due to higher commissions and shipping costs related to higher sales, provision for bad debt, as well as higher personnel related costs.

Operating income

Operating income for the three months ended March 31, 2020 was $2,010,000 compared with $1,534,000 in the same period of 2019. Operating income in the U.S. segment increased by $314,000 for the, three months ended March 31, 2020 compared to the same period in 2019.

Operating income in the Canadian segment increased by $70,000 for the three months ended March 31, 2020 compared to the same period in 2019.

Operating income in the European segment increased by $92,000 for the three months ended March 31, 2020 compared to the same period in 2019.

Interest expense, net

Interest expense, net for the three months ended March 31, 2020 was $315,000, compared with $501,000 for the same period of 2019, a $186,000 decrease. The decrease in interest expense resulted from a lower average interest rate as well as lower average debt outstanding, under the Company’s revolving credit facility during the three months ended March 31, 2020 compared the same period in 2019.

Other expense (income), net

Other expense, net was $43,000 in the three months ended March 31, 2020 compared to other income, net of $2,000 in the same period of 2019. The increase in other expense, net for the three months ended March 31, 2020 was primarily due to higher loses from foreign currency transactions.

Income taxes

The Company’s effective tax rate for three months ended March 31, 2020 was 23% compared to 22% in the same period in 2019.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2020, working capital decreased approximately $0.1 million compared to December 31, 2019. Inventory decreased approximately $3.0 million at March 31, 2020 compared to December 31, 2019.  Inventory turnover calculated using a twelve-month average inventory balance, was 2.4 at March 31, 2020 compared to 2.1 at December 31, 2019.  Receivables increased by approximately $1.9 million at March 31, 2020 compared to December 31, 2019.  The average number of days sales outstanding in accounts receivable was 65 days at March 31, 2020 compared to 66 days at December 31, 2019.  Accounts payable and other current liabilities decreased by approximately $3.2 million at March 31, 2020 compared to December 31, 2019.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	March 31,	December 31,
	2020	2019
Working capital	$56,450	$56,563
Current ratio	5.21	4.41
Long term debt to equity ratio	66.2%	65.4%

During the first three months of 2020, total debt outstanding under the Company’s revolving credit facility increased by approximately $0.6 million, compared to total debt thereunder at December 31, 2019. As of March 31, 2020, $33,853,000 was outstanding and $16,147,000 was available for borrowing under the Company’s credit facility.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. as well as amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At March 31, 2020, there was approximately $3,111 outstanding on the mortgage. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

The Company has encountered challenges as a result of the COVID-19 pandemic and related economic downturn that could have adverse consequences for our liquidity.  While the Company experienced a surge in ordering of its first aid and safety products during the first quarter, it is uncertain whether such increases will continue into future quarters and, in fact, decreases could occur if the market becomes saturated with unused first aid and safety products.  Further, as stated above, the Company is experiencing weakened sales of school and office products.  Additionally, as noted above, the Company has incurred and continues to incur increased operational and other expenses as a result of the COVID-19 pandemic.

After reviewing the increased operational costs which the Company continues to incur, as well as the continued weakness in sales of school and office products and the numerous uncertainties which the Company is experiencing as a result of the pandemic, the Company applied for and received a loan from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief and Economic Security Act.  The PPP Loan matures in two years on May 8, 2022, bears interest at a rate of 1.00% per year and is evidenced by a promissory note dated May 7, 2020 (the “Note”).  Monthly payments of principal and interest are deferred for six months; commencing November 5, 2020, the Company is required to pay to the lender equal monthly payments of principal and interest.  The PPP Loan is unsecured and federally guaranteed.  The Note contains customary events of default relating to, among other things, failure to make payments of principal and interest and breaches of representations and warranties.  The Company may prepay the PPP Loan at any time prior to maturity with no penalty.

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company beginning 60 days  after loan approval, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities,  during the eight week period beginning on the date of funding of the loan.  Not more than 25% of the amount forgiven may be for non-payroll costs.

The Company intends to use the proceeds of the PPP Loan for purposes which it believes to be consistent with the requirements of the PPP for loan forgiveness.  However, no assurance can be given that any application for loan forgiveness that the Company may submit will be approved, in whole or in part.

The Company believes that cash generated from operating activities, together with proceeds of the PPP Loan and funds available under its revolving credit facility, will, under current conditions, be sufficient to finance the Company’s operations over the next twelve months from the filing of this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The table below lists shares repurchased by the Company in open market transaction.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs

January

February	-		-	-

March	10,719	(1)	$19.92	10,719	207,280

Total	10,719		$19.92	10,719	207,280

1) Shares were repurchased under the program announced on November 22, 2010. The plan allows for the repurchase of up to a total of 200,000 shares. The plan does not have an expiration date.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report:

Exhibit 31.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen
Chairman of the Board and
Chief Executive Officer

Dated: May 8, 2020

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 8, 2020