Form 10-Q
period 2020-06-30
ACME UNITED CORP
filed 2020-08-10
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Registrant had 3,336,413 shares of its $2.50 par value Common Stock outstanding as of August 3, 2020.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,239	$6,822
Accounts receivable, less allowance of $950 in 2020 and $523 in 2019	33,720	25,485
Inventories	44,311	39,261
Prepaid expenses and other current assets	2,438	1,578
Total current assets	85,708	73,146
Property, plant and equipment:
Land	1,421	1,420
Buildings	10,704	10,096
Machinery and equipment	19,833	19,112
	31,958	30,628
Less: accumulated depreciation	17,681	16,592
	14,277	14,036

Operating lease right-of-use asset, net	2,438	2,989
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,376	15,793
Other assets	41	89
Total assets	$123,536	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$8,733	$6,693
Operating lease liability - current portion	933	1,047
Current portion of mortgage payable	267	267
Other accrued liabilities	10,680	8,576
Total current liabilities	20,613	16,583
Non-current liabilities:
Long-term debt	35,742	33,240
Long-term debt - PPP Loan	3,508	-
Mortgage payable, net of current portion	3,044	3,178
Operating lease liability - non-current portion	1,573	1,961
Other non-current liabilities	49	83
Total liabilities	64,529	55,045

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,838,071 shares in 2020 and 2019,
including treasury stock	12,094	12,094
Additional paid-in capital	8,304	8,262
Retained earnings	55,247	51,571
Treasury stock, at cost - 1,501,658 shares in 2020 and 1,487,238 in 2019	(14,522)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(522)	(522)
Translation adjustment	(1,594)	(1,466)
	(2,116)	(1,988)
Total stockholders’ equity	59,007	55,704
Total liabilities and stockholders’ equity	$123,536	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$44,042	$40,220	$79,817	$71,590
Cost of goods sold	27,989	25,449	50,234	45,016

Gross profit	16,053	14,771	29,583	26,574

Selling, general and administrative expenses	11,670	11,003	23,191	21,271

Operating income	4,383	3,768	6,392	5,303

Non-operating items:
Interest:
Interest expense	245	502	568	1,013
Interest income	(11)	(11)	(14)	(19)
Interest expense, net	234	491	554	994
Other (income) expense, net	(1)	14	37	12
Total other expense, net	233	505	591	1,006
Income before income tax expense	4,150	3,263	5,801	4,297
Income tax expense	951	592	1,325	819
Net income	$3,199	$2,671	$4,476	$3,478

Basic earnings per share	$0.96	$0.80	$1.34	$1.04

Diluted earnings per share	$0.92	$0.77	$1.28	$1.01

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,349	3,351	3,344	3,351
Weighted average number of dilutive stock options outstanding	132	134	155	78
Denominator used for diluted per share computations	3,482	3,485	3,499	3,429

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$3,199	$2,671	$4,476	$3,478
Other comprehensive income (loss):
Foreign currency translation adjustment	201	80	(128)	81
Comprehensive income	$3,400	$2,751	$4,348	$3,559

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2019	3,350,833	$12,094	$(14,235)	$9,114	$(2,179)	$48,074	$52,868
Net income						2,671	2,671
Other comprehensive loss					80		80
Stock compensation expense				286			286
Distributions to shareholders						(404)	(404)
Cash settlement of stock options				(699)			(699)
Balances, June 30, 2019	3,350,833	$12,094	$(14,235)	$8,701	$(2,099)	$50,341	$54,802

For the three months ended June 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2020	3,340,114	$12,094	$(14,449)	$8,048	$(2,317)	$52,448	$55,824
Net income						3,199	3,199
Other comprehensive loss					201		201
Stock compensation expense				359			359
Distributions to shareholders						(400)	(400)
Cash settlement of stock options				(103)			(103)
Purchase of treasury stock	(3,701)		(73)				(73)
Balances, June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007

For the six months ended June 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,333
Net income						3,478	3,478
Other comprehensive loss					1		1
Adoption of ASU 2018-02					(42)	122	80
Stock compensation expense				498			498
Distributions to shareholders						(809)	(809)
Cash settlement of stock options				(779)			(779)
Balances, June 30, 2019	3,350,833	$12,094	$(14,235)	$8,701	$(2,099)	$50,341	$54,802

For the six months ended June 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,704
Net income						4,476	4,476
Other comprehensive loss					(128)		(128)
Stock compensation expense				602			602
Distributions to shareholders						(800)	(800)
Cash settlement of stock options				(560)			(560)
Purchase of treasury stock	(14,420)		(287)				(287)
Balances, June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,476	$3,478
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,125	1,099
Amortization of intangible assets	659	623
Non-cash lease expense	47	11
Stock compensation expense	602	498
Provision for bad debt	619	-
Changes in operating assets and liabilities:
Accounts receivable	(8,598)	(10,258)
Inventories	(4,675)	1,775
Prepaid expenses and other current assets	(414)	161
Accounts payable	1,961	1,633
Other accrued liabilities	1,845	1,864
Total adjustments	(6,829)	(2,594)
Net cash (used in) provided by operating activities	(2,353)	884

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,323)	(759)
Acquisition of First Aid Central	(2,074)	-
Net cash used in investing activities	(3,397)	(759)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	2,502	(895)
Proceeds from PPP Loan	3,508	-
Cash settlement of stock options	(560)	(779)
Repayments on mortgage	(133)	(133)
Distributions to shareholders	(800)	(809)
Purchase of treasury shares	(287)	-
Net cash provided by (used in) financing activities	4,230	(2,616)

Effect of exchange rate changes on cash and cash equivalents	(63)	6
Net change in cash and cash equivalents	(1,583)	(2,485)

Cash and cash equivalents at beginning of period	6,822	4,409

Cash and cash equivalents at end of period	$5,239	$1,924

Supplemental cash flow information:
Cash paid for income taxes	$371	$225
Cash paid for interest	$548	$997

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

Certain reclassification of prior years’ amounts have been made to conform to the current years’ presentation.

The Company has evaluated events and transactions subsequent to June 30, 2020 and through the date these condensed consolidated financial statements were issued.

Recently Issued and Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The Company does not expect that the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements.

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

2. Commitment and Contingencies

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$19,699	$1,247	$2,891	$23,837
First Aid and Safety	18,773	1,141	$291	20,205

Total Net Sales	$38,472	$2,388	$3,182	$44,042

For the three months ended June 30, 2019

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$18,733	$2,216	$2,854	$23,803
First Aid and Safety	16,225	—	192	16,417

Total Net Sales	$34,958	$2,216	$3,046	$40,220

For the six months ended June 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$31,427	$2,661	$5,497	$39,585
First Aid and Safety	37,488	2,141	603	40,232

Total Net Sales	$68,915	$4,802	$6,100	$79,817

For the six months ended June 30, 2019

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$31,931	$3,628	$5,045	$40,604
First Aid and Safety	30,492	—	494	30,986

Total Net Sales	$62,423	$3,628	$5,539	$71,590

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At June 30, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2020, and December 31, 2019, the Company had outstanding borrowings of $35,742,167 and $33,240,407, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three and six months ended June 30, 2020 the Company paid approximately $103,000 and $560,000, respectively, to optionees who had elected a net cash settlement of their respective employee stock options.

During the three and six months ended June 30, 2020, the Company paid approximately $73,000 and $287,000, respectively, to repurchase a total of 3,701 and 14,420 shares of its Common Stock under its 2010 stock repurchase program. As of June 30, 2020, a total of 203,579 additional shares may be purchased in the future under the repurchase programs announced in 2010 and 2019.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Individual direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 14% and 11% of the Company’s total net sales for the three and six months ended June 30, 2020, respectively, compared to 19% and 14% for the comparable periods in 2019.

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

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2020 and 2019:

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2020	2019	2020	2019
United States	$38,476	$34,958	$68,922	$62,423
Canada	2,381	2,216	4,800	3,628
Europe	3,185	3,046	6,095	5,539
Consolidated	$44,042	$40,220	$79,817	$71,590

Operating income:
United States	$3,685	$3,271	$5,253	$4,529
Canada	366	360	573	495
Europe	332	137	566	279
Consolidated	$4,383	$3,768	$6,392	$5,303

Interest expense, net	234	491	554	994
Other (income) expense, net	(1)	14	37	12
Consolidated income before income taxes	$4,150	$3,263	$5,801	$4,297

Assets by segment:

(in thousands)

	June 30,	December 31,
	2020	2019
United States	$109,807	$98,578
Canada	6,538	6,168
Europe	7,191	6,003
Consolidated	$123,536	$110,749

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expenses were $359,000 and $602,181, respectively, for the three and six months ended June 30, 2020, respectively, compared to $286,000 and $498,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was a total of $1,239,929 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense is expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended June 30, 2020, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2020, lease expense in the amount of $0.2 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in 000’s):

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Operating lease cost	$308	$291
Operating lease - cash flow	$296	$286

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Operating lease cost	$615	$581
Operating lease - cash flow	$567	$570

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term	4.0 years	3.2 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2020:

2020 (remaining)	$541
2021	735
2022	467
2023	462
2024	278
Thereafter	294

Total future minimum lease payments	$2,777
Less: imputed interest	(271)
Present value of lease liabilities - current	933
Present value of lease liabilities - non-current	$1,573

9. Business Combinations

On January 7, 2020, the Company purchased the assets of First Aid Central, a Canadian first aid and safety supplier, based in Laval, Canada for approximately $2.1 million in cash. First Aid Central products consist of a broad line of first aid kits, refills, and safety products that are sold to a wide range of industries and end users. The products meet federal Health Canada and provincial regulatory requirements.

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

Net sales for the three and six months ended June 30, 2020 attributable to the sales of First Aid Central products were approximately $1.1 million and $2.1 million, respectively. Net income for the three and six months ended June 30, 2020 attributable to First Aid Central products was approximately $0.1 million and $0.2, respectively.

Assuming First Aid Central assets were acquired on January 1, 2019, unaudited proforma combined net sales for the three months ended June 30, 2019, for the Company would have been approximately $41.2 million. Unaudited proforma combined net income for the three months ended June 30, 2019 for the Company would have been approximately $2.8 million.  Unaudited proforma combined net sales for the six months ended June 30, 2019 for the Company would have been approximately $73.3. Unaudited proforma combined net income for the six months ended June 30, 2019 for the Company would have been approximately $3.7 million

10. Paycheck Protection Program Loan

On May 7, 2020, the Company received a loan (the “PPP Loan”) from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act.  Subject to potential forgiveness, as described below, the PPP Loan matures in two years on May 8, 2022, bears interest at a rate of 1.00% per year and is evidenced by a promissory note dated May 7, 2020 (the “Note”).  Monthly payments of principal and interest are deferred until after any application for forgiveness submitted by the Company has been acted upon, as described below.  The PPP Loan is unsecured and federally guaranteed.  The Note contains customary events of default relating to, among other things, failure to make payments of principal and interest and breaches of representations and warranties.  The Company may prepay the PPP Loan at any time prior to maturity with no penalty.

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities, during the [24] week period beginning on the date of funding of the loan (the “covered period”).  Not more than 40% of the amount forgiven may be for non-payroll costs.  The Company will be eligible to submit an application for forgiveness of the PPP Loan for a period of up to ten months after the end of the covered period.

Consistent with the requirements of the PPP for loan forgiveness, the Company has been using the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness.  However, no assurance can be given that any application for loan forgiveness that the Company may submit will be approved, in whole or in part.

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including the impact that the global COVID-19 pandemic has had and will continue to have on the Company’s business, operations and financial results.  These include the severity and duration of the pandemic, whether there is a “second wave,” the effect of measures taken by the Company to limit the spread of the disease at our offices and distribution centers, further actions that may be taken by governmental authorities or by businesses or individuals on their own initiative in response to the pandemic, the pace of recovery when an effective vaccine is widely available or when the pandemic otherwise subsides and the heightened impact the pandemic has on many of the risks described herein, including without limitation risks relating to the on-going world-wide economic downturn and disruptions in our supply chain,, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following:  (i) changes in the Company’s plans, strategies, objectives, expectations and intentions,  which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition, (v) the impact of technological changes including specifically the growth of online marketing and sales activity; (vi) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (viii) currency fluctuations; (ix) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (x) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the spread of the coronavirus (COVID-19) through China, the United States, and other countries globally and the related ongoing economic downturn present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of the current fiscal year and continuing through the filing of this report, the COVID-19 pandemic has affected the Company’s financial results and business operations.  During this period, we experienced, and continue to experience, a significant increase in demand for many of the Company’s first aid and safety products, as consumers and commercial enterprises stocked up on these products.  On the other hand, the Company experienced weakness in the sales of its office and school supplies due, in part, to pandemic-related closures of retail stores, schools and offices and other COVID-19 related restrictions imposed in our domestic and international markets.  The Company has also experienced delays and cancellation of orders and scheduled promotions for the second and third quarters, which are traditionally the strongest quarters for the sales of our school and office products.  The ultimate impact of these effects on the Company will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, whether store, office, and school closures and other restrictions that have been imposed to date are extended, and additional actions that may be taken by governmental authorities or by businesses or individuals of their own initiative in response to the pandemic.

Substantially all of our manufacturing facilities and distribution centers and those of our key suppliers currently remain open and continue to operate despite temporary closures. We monitor information on COVID-19 from the Centers for Disease Control and Prevention (“CDC”) and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff are telecommuting. For those administrative staff not telecommuting and our warehouse and domestic manufacturing employees, we have implemented social distancing and mask policies, instituted daily temperature checks and have increased facility cleaning at each location. Non-essential domestic and international travel for our employees has ceased.

As a result of the COVID-19 pandemic, commencing later in the first quarter and continuing into our second quarter the Company (i) has had to acquire certain of its products at increased costs on the spot market due to dramatic increases in demand for such products (while, to date, the Company has been successful in passing along such increased costs to its customers, there is no assurance that the Company will be able to continue to do so in the future); (ii) has incurred increased labor costs as a result of the payment of additional compensation to employees at its warehouse and distribution centers; and (iii) has incurred costs associated with the additional cleaning and maintenance of its facilities including the temporary closures of facilities for those purposes.  The Company has continued to incur such costs as a result of these conditions in the third quarter.  In addition, the Company has increased reserves relating to outstanding receivables (The Company continuously evaluates credit risks relating to its customers and may need to increase its reserves relating to its receivables further or even, in the event that one or more significant customers should cease operations or declares bankruptcy, write off a substantial amount of receivables.)  The Company has also experienced obstacles resulting from a number of pandemic-related factors such as travel restrictions imposed by governmental authorities which, e.g., inhibit sales and marketing activities, and inefficiencies resulting from many of the Company’s personnel working remotely.

The increases and decreases in the demand for the Company’s products described above have continued to affect the Company’s operations in the second quarter and through the date of this report and are likely to continue to do so in the immediate future.  For example, a decrease could occur in the demand for its first aid and safety products as a result of market saturation potentially resulting from customers having stockpiled those products.  While there is no certainty that the current high levels of demand for our first aid and safety products will continue, we have increased our short-term manufacturing and sourcing capacity for these products.  We are also planning to increase manufacturing and sourcing of other key components and finished goods to minimize the impact of any disruption to our supply chain in the event of a resurgence of an outbreak of the coronavirus in any of our key manufacturing or distribution facilities.  The Company anticipates that it has sufficient inventory of its products to meet anticipated demand.  However, any prolonged increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic in the future, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally.  The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2020 were $44,042,000 compared with $40,220,000 in the same period in 2019, a 10% increase.  Consolidated net sales for the six months ended June 30, 2020 were $79,817,000 compared with $71,590,000 in the same period in 2019, an 11% increase. Net sales for the three and six months ended June 30, 2020 in the U.S. segment increased 10%, compared with the same period in 2019. Sales in the U.S. for the three and six month periods increased compared to the same period last year, primarily due to strong sales of first aid and safety products, primarily due to continued market share gains in the industrial and safety channels, as well as the home improvement, mass market and ecommerce channels.  Also contributing to the growth in first aid products was the continuation of a surge demand related to the COVID-19 pandemic which had commenced late in the first quarter.

Net sales in Canada for the three and six months ended June 30, 2020, increased 7% and 32% (11% and 35% in local currency), respectively, compared to the same periods last year. Excluding First Aid Central products, sales for the three and six months ended June 30, 2020 decreased 44% and 27%, respectively, in U.S. dollars (42% and 25% local currency), compared with the same periods in 2019. Sales of First Aid Central products were approximately $1.0 million and $2.1 million in the three and six months ended June 30, 2020.

European net sales for the three and six months ended June 30, 2020 increased 5% and 10%, respectively, in U.S. dollars (6% and 12% in local currency), compared with the same periods in 2019. The increase in net sales for the three and six months was primarily due to increased sales of Westcott and Camillus products in the e-commerce channel as well as continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended June 30, 2020 was $16,053,000 (36.4% of net sales) compared to $14,771,000 (36.7% of net sales) in the same period in 2019. Gross profit for the six months ended June 30, 2020 was $29,583,000 (37.1% of net sales) compared to $26,574,000 (37.1% of net sales) for the same period in 2019.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for three months ended June 30, 2020 were $11,670,000 (26.5% of net sales) compared with $11,003,000 (27.4% of net sales) in the same period in 2019, an increase of $667,000. SG&A expenses for the six months ended June 30, 2020 were $23,191,000 (29.1% of net sales) compared with $21,271,000 (29.7% of net sales) for the same periods of 2019, an increase of $1,920,000. The increases in SG&A expenses for three and six months ended June 30, 2020, compared to the same periods in 2019 were primarily due to higher commissions and shipping costs related to higher sales, provision for bad debt primarily related to the impact of COVID-19 on our customers, as well as added expenses related to the acquisition of First Aid Central partially offset by lower travel and marketing expenses.

Operating income

Operating income for the three months ended June 30, 2020 was $4,383,000 compared with $3,768,000 in the same period of 2019. Operating income for the six months ended June 30, 2020 was $6,392,000 compared with $5,303,000 in the same period of 2019. Operating income in the U.S. segment increased by $414,000 and $724,000 for the, three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

Operating income in the Canadian segment increased by $6,000 and $78,000 for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Operating income in the European segment increased by $195,000 and $287,000 for the three and six months ended June 30, 2020 compared to the same periods in 2019.

Interest expense, net

Interest expense, net for the three months ended June 30, 2020 was $234,000 compared with $491,000 in the same period of 2019, a $257,000 decrease.  Interest expense, net for the six months ended June 30, 2020 was $554,000 compared with $994,000 for the same period of 2019, a $440,000 decrease. The decrease in interest expense resulted from a lower average interest rate as well as lower average debt outstanding, under the Company’s revolving credit facility.

Other (income) expense, net

Other income, net was $1,000 in the three months ended June 30, 2020 compared to other expense, net of $14,000 in the same period of 2019. The increase in other income, net for the three months ended June 30, 2020 was primarily due to gains from foreign currency transactions. Other expense, net was $37,000 compared to $12,000 in the same period of 2019.

Income taxes

The Company’s effective tax rates for the three and six months ended June 30, 2020 were 23% and 21%, compared to 18% and 19% in the same periods in 2019.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2020, working capital increased approximately $8.6 million compared to December 31, 2019. Inventory increased approximately $5.1 million at June 30, 2020 compared to December 31, 2019. The increase primarily reflected an increase in volume of sales and greater than usual costs of first aid and safety products on the “spot” market. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.4 at June 30, 2020 compared to 2.1 at December 31, 2019.  Receivables increased by approximately $8.2 million at June 30, 2020 compared to December 31, 2019.  The average number of days sales outstanding in accounts receivable was 60 days at June 30, 2020 compared to 66 days at December 31, 2019.  Accounts payable and other current liabilities increased by approximately $4.1 million at June 30, 2020 compared to December 31, 2019.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

Working capital	$65,095	$56,563
Current ratio	4.16	4.41
Long term debt to equity ratio	71.7%	65.4%

During the first six months of 2020, total debt outstanding under the Company’s revolving credit facility increased by approximately $6.0 million, compared to total debt thereunder at December 31, 2019. As of June 30, 2020, $35,742,000 was outstanding and $14,258,000 was available for borrowing under the Company’s credit facility.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. as well as amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At June 30, 2020, there was approximately $3.3 million outstanding on the mortgage. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At June 30, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

As described above, commencing late in the first quarter, the Company has encountered challenges as a result of the COVID-19 pandemic and related economic downturn that could have adverse consequences for our liquidity as a result of a number of factors.  Commencing late in the first quarter, the Company experienced a surge in the ordering of its first aid and safety products.  It is uncertain whether such increases will continue and, in fact, decreases could occur if the market becomes saturated with unused first aid and safety products.  Further, as stated above, the Company continues to experience weakened sales of school and office products.  Additionally, as noted above, the Company has incurred and continues to incur increased operational and other expenses as a result of the COVID-19 pandemic.  As discussed above, it is possible that the Company’s sourcing of products may be disrupted if the operations of the Company’s suppliers particularly those located in China, are interrupted by the effects of COVID-19.  In order to address problems that may arise as a result of any such potential disruption, the Company is planning to increase its inventory of Westcott cutting and other products above customary levels.

On May 7, 2020, the Company received a loan (the “PPP Loan”) from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act.  Subject to potential forgiveness, as described below, the PPP Loan matures in two years on May 8, 2022, bears interest at a rate of 1.00% per year and is evidenced by a promissory note dated May 7, 2020 (the “Note”).  Monthly payments of principal and interest are deferred until after any application for forgiveness submitted by the Company has been acted upon, as described below.  The PPP Loan is unsecured and federally guaranteed.  The Note contains customary events of default relating to, among other things, failure to make payments of principal and interest and breaches of representations and warranties.  The Company may prepay the PPP Loan at any time prior to maturity with no penalty.

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities, during the [24] week period beginning on the date of funding of the loan (the “covered period”).  Not more than 40% of the amount forgiven may be for non-payroll costs.  The Company will be eligible to submit an application for forgiveness of the PPP Loan for a period of up to ten months after the end of the covered period.

Consistent with the requirements of the PPP for loan forgiveness, the Company has been using the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness.  However, no assurance can be given that any application for loan forgiveness that the Company may submit will be approved, in whole or in part.

On April 28, 2020, the U.S. Department of the Treasury stated that the SBA will review each PPP loan over $2.0 million. In order to apply for the PPP Loan, we were required to certify, among other things, that the then current uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative sources of capital. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The table below lists shares repurchased by the Company during the three months ended June 30, 2020. All shares were repurchased in open market transactions under the repurchase program announced by the Company in 2010(1).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased Under the Programs (2)

April	3,701	$19.85	3,701	203,579

May	-	-	-

June			-

Total	3,701	$19.85	3,701	203,579

1) A total of 3,579 shares remain available for repurchase under the plan announced in 2010.
2) In addition to the repurchase plan announced in 2010, the Company announced a repurchase plan in 2019. The Plan allows for the repurchase of up to a total of 200,000 shares.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report:

Exhibit 31.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen
Chairman of the Board and
Chief Executive Officer

Dated: August 7, 2020

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 7, 2020