Form 10-Q
period 2020-09-30
ACME UNITED CORP
filed 2020-11-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Registrant had 3,338,913 shares of its $2.50 par value Common Stock outstanding as of November 3, 2020.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,031	$6,822
Accounts receivable, less allowance of $1,428 in 2020 and $523 in 2019	32,154	25,485
Inventories	48,351	39,261
Prepaid expenses and other current assets	2,142	1,578
Total current assets	85,678	73,146
Property, plant and equipment:
Land	1,426	1,420
Buildings	11,142	10,096
Machinery and equipment	20,117	19,112
	32,685	30,628
Less: accumulated depreciation	18,344	16,592
	14,341	14,036

Operating lease right-of-use asset, net	2,190	2,989
Goodwill	4,696	4,696
Intangible assets, less accumulated amortization	16,072	15,793
Other assets	40	89
Total assets	$123,017	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$9,251	$6,693
Operating lease liability - current portion	847	1,047
Current portion of mortgage payable	267	267
Other accrued liabilities	13,376	8,576
Total current liabilities	23,741	16,583
Non-current liabilities:
Long-term debt	30,703	33,240
Long-term debt - PPP Loan	3,508	-
Mortgage payable, net of current portion	2,978	3,178
Operating lease liability - non-current portion	1,422	1,961
Other non-current liabilities	69	83
Total liabilities	62,421	55,045

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,840,571 shares in 2020 and 2019,
including treasury stock	12,101	12,094
Additional paid-in capital	8,438	8,262
Retained earnings	56,425	51,571
Treasury stock, at cost - 1,501,658 shares in 2020 and 1,487,238 in 2019	(14,522)	(14,235)
Accumulated other comprehensive loss:
Minimum pension liability	(522)	(522)
Translation adjustment	(1,324)	(1,466)
	(1,846)	(1,988)
Total stockholders’ equity	60,596	55,704
Total liabilities and stockholders’ equity	$123,017	$110,749

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$43,316	$36,995	$123,133	$108,585
Cost of goods sold	28,360	23,861	78,594	68,877

Gross profit	14,956	13,134	44,539	39,708

Selling, general and administrative expenses	12,832	11,408	36,023	32,679

Operating income	2,124	1,726	8,516	7,029

Non-operating items:
Interest:
Interest expense	173	478	742	1,491
Interest income	(5)	(9)	(20)	(28)
Interest expense, net	168	469	722	1,463
Other (income) expense, net	(35)	40	2	52
Total other expense, net	133	509	724	1,515
Income before income tax expense	1,991	1,217	7,792	5,514
Income tax expense	412	158	1,737	977
Net income	$1,579	$1,059	$6,055	$4,537

Basic earnings per share	$0.47	$0.32	$1.81	$1.35

Diluted earnings per share	$0.46	$0.30	$1.75	$1.32

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,340	3,352	3,343	3,352
Weighted average number of dilutive stock options outstanding	122	134	111	94
Denominator used for diluted per share computations	3,461	3,486	3,455	3,446

Dividends declared per share	$0.12	$0.12	$0.36	$0.36

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$1,579	$1,059	$6,055	$4,537
Other comprehensive income (loss):
Foreign currency translation adjustment	270	(254)	142	(124)
Comprehensive income	$1,849	$805	$6,197	$4,413

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2019	3,350,833	$12,094	$(14,235)	$8,701	$(2,099)	$50,341	$54,802
Net income						1,059	1,059
Other comprehensive loss					(205)		(205)
Stock compensation expense				247			247
Distributions to shareholders						(404)	(404)
Cash settlement of stock options				(475)			(475)
Balances, September 30, 2019	3,350,833	$12,094	$(14,235)	$8,473	$(2,304)	$50,996	$55,024

For the three months ended September 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007
Net income						1,579	1,579
Other comprehensive gain					270		270
Stock compensation expense				327			327
Distributions to shareholders						(401)	(401)
Issuance of common stock	2,500	7		52			59
Cash settlement of stock options				(245)			(245)
Balances, September 30, 2020	3,338,913	$12,101	$(14,522)	$8,438	$(1,846)	$56,425	$60,596

For the nine months ended September 30, 2019

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2018	3,350,833	$12,094	$(14,235)	$8,982	$(2,058)	$47,550	$52,333
Net income						4,537	4,537
Other comprehensive loss					(124)		(124)
Adoption of ASU 2018-02					(122)	122	—
Stock compensation expense				745			745
Distributions to shareholders						(1,213)	(1,213)
Cash settlement of stock options				(1,254)			(1,254)
Balances, September 30, 2019	3,350,833	$12,094	$(14,235)	$8,473	$(2,304)	$50,996	$55,024

For nine months ended September 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,704
Net income						6,055	6,055
Other comprehensive gain					142		142
Stock compensation expense				929			929
Distributions to shareholders						(1,201)	(1,201)
Issuance of common stock	2,500	7		52			59
Cash settlement of stock options				(805)			(805)
Purchase of treasury stock	(14,420)		(287)				(287)
Balances, September 30, 2020	3,338,913	$12,101	$(14,522)	$8,438	$(1,846)	$56,425	$60,596

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,055	$4,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,830	1,640
Amortization of intangible assets	991	937
Non-cash lease expense	57	16
Stock compensation expense	929	745
Provision for bad debt	910	55
Changes in operating assets and liabilities:
Accounts receivable	(7,293)	(5,595)
Inventories	(8,544)	2,253
Prepaid expenses and other current assets	121	450
Accounts payable	2,040	(1,174)
Other accrued liabilities	4,645	3,404
Total adjustments	(4,314)	2,731
Net cash provided by operating activities	1,741	7,268

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,081)	(1,123)
Acquisition of First Aid Central	(2,074)	-
Net cash used in investing activities	(4,155)	(1,123)

Cash flows from financing activities:
Net repayments of long-term debt	(2,537)	(2,158)
Proceeds from PPP Loan	3,508	-
Cash settlement of stock options	(805)	(1,254)
Repayments on mortgage	(200)	(200)
Proceeds from issuance of common stock	59	-
Distributions to shareholders	(1,201)	(1,213)
Purchase of treasury shares	(287)	-
Net cash used in financing activities	(1,463)	(4,825)

Effect of exchange rate changes on cash and cash equivalents	86	(31)
Net change in cash and cash equivalents	(3,791)	1,289

Cash and cash equivalents at beginning of period	6,822	4,409

Cash and cash equivalents at end of period	$3,031	$5,698

Supplemental cash flow information:
Cash paid for income taxes	$415	$279
Cash paid for interest	$751	$1,476

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

The Company has evaluated events and transactions subsequent to September 30, 2020 and through the date these condensed consolidated financial statements were issued.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, i.e. commencing with our current fiscal year.  The Company does not expect the adoption of ASU 2019-12 to have a material effect on its consolidated financial statements.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$18,656	$2,199	$3,013	$23,868
First Aid and Safety	18,000	1,174	$274	19,448

Total Net Sales	$36,656	$3,373	$3,287	$43,316

For the three months ended September 30, 2019

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$16,040	$1,712	$2,186	$19,938
First Aid and Safety	16,793	—	264	17,057

Total Net Sales	$32,833	$1,712	$2,450	$36,995

For the nine months ended September 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$50,088	$4,860	$8,505	$63,453
First Aid and Safety	55,488	3,315	877	59,680

Total Net Sales	$105,576	$8,175	$9,382	$123,133

For the nine months ended September 30, 2019

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$48,045	$5,281	$7,216	$60,542
First Aid and Safety	47,285	—	758	48,043

Total Net Sales	$95,330	$5,281	$7,974	$108,585

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

As of September 30, 2020, and December 31, 2019, the Company had outstanding borrowings of $30,703,167 and $33,240,407, respectively, under the Company’s revolving loan agreement with HSBC.

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

Also included in long term debt is the amount outstanding under the Paycheck Protection Program (PPP). See Note 10 – Paycheck Protection Program Loan for additional details.

During the three and nine months ended September 30, 2020, the Company paid approximately $245,000 and $805,000, respectively, to optionees who had elected a net cash settlement of their respective employee stock options.

During the nine months ended September 30, 2020, the Company paid approximately $287,000, to repurchase a total of 14,420 shares of its Common Stock under its 2010 stock repurchase program. As of September 30, 2020, a total of 3,579 and 200,000 additional shares may be purchased in the future under the repurchase programs announced in 2010 and 2019, respectively.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Individual direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 11% of the Company’s total net sales for the three and nine months ended September 30, 2020, respectively, compared to 14% for the comparable periods in 2019.

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

The following table sets forth certain financial data by segment for three and nine months ended September 30, 2020 and 2019:

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2020	2019	2020	2019
United States	$36,656	$32,780	$105,576	$95,178
Canada	3,373	1,775	8,175	5,402
Europe	3,287	2,440	9,382	8,005
Consolidated	$43,316	$36,995	$123,133	$108,585

Operating income:
United States	$1,189	$1,381	$6,442	$5,942
Canada	600	280	1,173	746
Europe	335	65	901	341
Consolidated	$2,124	$1,726	$8,516	$7,029

Interest expense, net	168	469	722	1,463
Other (income) expense, net	(35)	40	2	52
Consolidated income before income taxes	$1,991	$1,217	$7,792	$5,514

Assets by segment:

(in thousands)

	September 30,	December 31,
	2020	2019
United States	$107,396	$98,578
Canada	7,546	6,168
Europe	8,075	6,003
Consolidated	$123,017	$110,749

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expenses were $327,000 and $929,000, respectively, for the three and nine months ended September 30, 2020, respectively, compared to $247,000 and $745,000 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was a total of $2,100,706 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended September 30, 2020, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2020, lease expense in the amount of $0.3 million was included in cost of goods sold and $0.6 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Operating lease cost	$284	$275
Operating lease - cash flow	$272	$270

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Operating lease cost	$899	$856
Operating lease - cash flow	$839	$840

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term	4.0 years	3.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2020:

2020 (remaining)	$272
2021	735
2022	467
2023	462
2024	278
Thereafter	294

Total future minimum lease payments	$2,508
Less: imputed interest	(239)
Present value of lease liabilities - current	847
Present value of lease liabilities - non-current	$1,422

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

Net sales for the three and nine months ended September 30, 2020 attributable to the sales of First Aid Central products were approximately $1.2 million and $3.3 million, respectively. Net income for the three and nine months ended September 30, 2020 attributable to First Aid Central products was approximately $0.1 million and $0.3 million, respectively.

Assuming First Aid Central assets were acquired on January 1, 2019, unaudited proforma combined net sales for the three months ended September 30, 2019, for the Company would have been approximately $37.8 million. Unaudited proforma combined net income for the three months ended September 30, 2019 for the Company would have been approximately $1.2 million.  Unaudited proforma combined net sales for the nine months ended September 30, 2019 for the Company would have been approximately $111.2. Unaudited proforma combined net income for the nine months ended September 30, 2019 for the Company would have been approximately $4.9 million

10. Paycheck Protection Program Loan

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

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities, during the 8 week period beginning on the date of funding of the loan (the “covered period”).  Not more than 40% of the amount forgiven may be for non-payroll costs.

Consistent with the requirements of the PPP for loan forgiveness, the Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness. In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP loan to HSBC Bank, N.A. The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The application is presently pending; the SBA is required to act upon the application within 90 days.  No assurance can be given that the Company’s application for loan forgiveness will be approved by the SBA, in whole or in part.

11. Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	September 30,	December 31,
	2020	2019
Customer Rebates	$5,870	$4,849
Pension Liability	60	45
Accrued Compensation	2,488	1,695
Dividend Payable	400	402
Income Tax Payable	1,545	262
Other	3,082	1,406
Total:	$13,445	$8,659

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including the impact that the global COVID-19 pandemic has had and will continue to have on the Company’s business, operations and financial results.  These include the severity and duration of the pandemic, the effect of measures taken by the Company to limit the spread of the disease at our offices and distribution centers, further actions that may be taken by governmental authorities or by businesses or individuals on their own initiative in response to the pandemic, including retail, office, school and restaurant closures, the pace of recovery when an effective vaccine is widely available or when the pandemic otherwise subsides and the heightened impact the pandemic has on many of the risks described herein, including without limitation risks relating to the on-going world-wide economic downturn and disruptions in our supply chain, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following:  (i) changes in the Company’s plans, strategies, objectives, expectations and intentions,  which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits including COVID-19 related changes; (iv) the impact of competition, (v) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (vi) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (viii) currency fluctuations; (ix) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (x) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the spread of the coronavirus (COVID-19) through China, the United States, and other countries globally and the related ongoing economic downturn continue to present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of the current fiscal year and continuing through the filing of this report, the COVID-19 pandemic has affected the Company’s financial results and business operations.  During this period, we experienced, and continue to experience, a significant increase in demand for many of the Company’s first aid and safety products, as consumers and commercial enterprises stocked up on these products.  On the other hand, while the Company gained market share in its Westcott craft products, it experienced weakness in the sales of its Westcott office and school supplies with the result that sales for the first nine months of 2020 were approximately the same as for the first nine months of 2019.   The weakness in sales was due, in part, to pandemic-related continued or reimposed closures of retail stores, schools and offices and other COVID-19 related restrictions imposed in our domestic and international markets.  The ultimate impact of these effects on the Company will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, whether commercial closures and other restrictions that have been imposed to date are extended or reimposed, and additional actions that may be taken by governmental authorities or by businesses or individuals of their own initiative in response to the pandemic.

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

As a result of the COVID-19 pandemic, commencing late in the first quarter of 2020 and continuing through the end of the third quarter, the Company (i) has had to acquire certain of its products at increased costs due to dramatic increases in demand for such products (while, to date, the Company has been successful in passing along such increased costs to its customers, there is no assurance that the Company will be able to continue to do so in the future); (ii) had to acquire additional inventory to minimize the impact of any potential disruption to our supply chain; (iii) has incurred increased labor costs as a result of the payment of additional compensation to employees at its warehouse and distribution centers; and (iv) has incurred costs associated with the additional cleaning and maintenance of its facilities including the temporary closures of facilities for those purposes.  The Company continued to incur such costs as a result of these conditions in the third quarter and through the date of this report.  In addition, the Company has increased reserves relating to outstanding receivables from approximately $400,000 at June 30, 2020, to approximately $800,000 at September 30,2020, as a result of credit risks related to COVID. (The Company continuously evaluates credit risks relating to its customers and may need to increase its reserves relating to its receivables further or even, in the event that one or more significant customers should cease operations or declares bankruptcy, write off a substantial amount of receivables.)

The Company has also experienced obstacles and inefficiencies resulting from a number of pandemic-related factors such as travel restrictions imposed by governmental authorities which, e.g., inhibit sales and marketing activities, and inefficiencies resulting from many of the Company’s personnel working remotely.  In addition, the Company experienced inefficiencies in its manufacturing and distribution due to social distancing measures imposed in its facilities, COVID related absenteeism, and higher than normal turnover and training of replacements, together with associated costs.

The increases and decreases in the demand for the Company’s products described above have continued to affect the Company’s operations in our third quarter and through the date of this report and are likely to continue to do so in the immediate future.  For example, a decrease could occur in the demand for its first aid and safety products as a result of market saturation potentially resulting from customers having stockpiled those products.  While there is no certainty that the current high levels of demand for our first aid and safety products will continue, we have increased our short-term manufacturing and sourcing capacity for these products.  We also increased manufacturing and sourcing of other key components and finished goods to minimize the impact of any disruption to our supply chain in the event of a resurgence of an outbreak of the coronavirus in any of our key manufacturing or distribution facilities.  The Company anticipates that it has sufficient inventory of its products to meet anticipated demand.  However, any prolonged increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic in the future, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally.  The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended September 30, 2020 were $43,316,000 compared with $36,995,000 in the same period in 2019, a 17% increase.  Consolidated net sales for the nine months ended September 30, 2020 were $123,133,000 compared with $108,585,000 in the same period in 2019, a 13% increase. Net sales for the three and nine months ended September 30, 2020 in the U.S. segment increased 12% and 11%, respectively, compared with the same periods in 2019. Sales in the U.S. for the three and nine month periods increased compared to the same periods last year, primarily due to strong sales of first aid and safety products, continued market share gains in the industrial and safety channels, as well as the home improvement, mass market and ecommerce channels.  Also contributing to the growth in first aid products was the continuation of a surge demand related to the COVID-19 pandemic which had commenced late in the first quarter. These sales amounted to approximately $1.5 million in the three months ended September 30, 2020 and $3.0 million in the nine months ended September 30, 2020.

Net sales in Canada, excluding First Aid Central products, for the three months ended September 30, 2020, increased 25% in both U.S. dollars and local currency compared to the same periods last year. The increase is primarily due to an easing of COVID-19 lockdown restrictions and a shift of back-to-school sales from the second quarter to the third quarter.  Net sales for the nine months ended September 30, 2020 decreased 10% in both U.S. dollars and local currency compared with the same period in 2019. The decline in sales was primarily due to store and office closings earlier in the year.  Sales of First Aid Central products were approximately $1.2 million and $3.3 million in the three and nine months ended September 30, 2020.

European net sales for the three and nine months ended September 30, 2020 increased 35% and 17%, respectively, in U.S. dollars (32% and 17% in local currency), compared with the same periods in 2019. The increases in net sales for the three and nine months were primarily due to increased sales of Westcott cutting products and Camillus knives in the e-commerce channel as well as continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended September 30, 2020 was $14,956,000 (34.5% of net sales) compared to $13,134,000 (35.5% of net sales) in the same period in 2019. Gross profit for the nine months ended September 30, 2020 was $44,539,000 (36.2% of net sales) compared to $39,708,000 (36.6% of net sales) for the same period in 2019. The lower gross profit percentages were mainly due to incurring COVID-19 related costs.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2020 were $12,832,000 (29.6% of net sales) compared with $11,408,000 (30.8% of net sales) in the same period in 2019, an increase of $1,424,000. SG&A expenses for the nine months ended September 30, 2020 were $36,023,000 (29.3% of net sales) compared with $32,679,000 (30.1% of net sales) for the same periods of 2019, an increase of $3,344,000. The increases in SG&A expenses for three and nine months ended September 30, 2020, compared to the same periods in 2019 were primarily due to higher personnel related costs, commissions and shipping costs related to higher sales, provision for bad debt primarily related to the impact of COVID-19 on our customers, as well as added expenses related to the acquisition of First Aid Central partially offset by lower travel and marketing expenses.

Operating income

Operating income for the three months ended September 30, 2020 was $2,124,000 compared with $1,726,000 in the same period of 2019. Operating income for the nine months ended September 30, 2020 was $8,516,000 compared with $7,029,000 in the same period of 2019. Operating income in the U.S. segment decreased by $192,000 and increased $500,000 for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

Operating income in the Canadian segment increased by $320,000 and $427,000 for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

Operating income in the European segment increased by $270,000 and $560,000 for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

Interest expense, net

Interest expense, net for the three months ended September 30, 2020 was $168,000 compared with $469,000 in the same period of 2019, a $301,000 decrease.  Interest expense, net for the nine months ended September 30, 2020 was $722,000 compared with $1,463,000 for the same period of 2019, a $741,000 decrease. The decrease in interest expense resulted from a lower average interest rate as well as lower average debt outstanding, under the Company’s revolving credit facility.

Other (income) expense, net

Other income, net was $35,000 in the three months ended September 30, 2020 compared to other expense, net of $40,000 in the same period of 2019. The increase in other income, net for the three months ended September 30, 2020 was primarily due to gains from foreign currency transactions. Other expense, net was $2,000 compared to $52,000 in the same period of 2019.

Income taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2020 were 21% and 22%, respectively, compared to 13% and 18% in the same periods in 2019. In the three and nine months ended September 30, 2019, the Company recorded approximately $100,000 in excess tax benefits resulting from the exercise of stock options.  No such credits were recorded in the three and nine months ended September 30, 2020.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2020, working capital increased approximately $5.3 million compared to December 31, 2019. Inventory increased approximately $9.1 million at September 30, 2020 compared to December 31, 2019. The increase was primarily due to anticipated growth in our business as well as the acquisition of product to offset the impact of potential supply chain interruptions related to COVID-19. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.4 at September 30, 2020 compared to 2.3 at December 31, 2019.  Receivables increased by approximately $6.7 million at September 30, 2020 compared to December 31, 2019.  The average number of days sales outstanding in accounts receivable was 60 days at September 30, 2020 compared to 64 days at December 31, 2019.  Accounts payable and other current liabilities increased by approximately $7.4 million at September 30, 2020 compared to December 31, 2019.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

Working capital	$61,937	$56,563
Current ratio	3.61	4.41
Long term debt to equity ratio	61.4%	65.4%

During the first nine months of 2020, total debt outstanding under the Company’s revolving credit facility decreased by approximately $2.5 million, compared to total debt thereunder at December 31, 2019. As of September 30, 2020, $30,703,167 was outstanding and $19,296,833 was available for borrowing under the Company’s credit facility.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. as well as amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At September 30, 2020, there was approximately $3.2 million outstanding on the mortgage. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

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

All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities, during the 24 week period beginning on the date of funding of the loan (the “covered period”).  Not more than 40% of the amount forgiven may be for non-payroll costs.

Consistent with the requirements of the PPP for loan forgiveness, the Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness.  In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP loan to HSBC Bank, N.A. (the Lender).  The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The application is presently pending; the SBA is required to act up the application within 90 days.  No assurance can be given that the Company’s application for loan forgiveness will be approved by the SBA, in whole or in part.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 6, 2020

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 6, 2020