Form 10-K
period 2020-12-31
ACME UNITED CORP
filed 2021-03-31
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,031,281.

Registrant had 3,342,210 shares of its $2.50 par value Common Stock outstanding as of March 12, 2021.

DOCUMENTS INCORPORATE BY REFERENCE

(1)        Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 20, 2021 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in Part III.

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative first aid and safety solutions and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. Its principal products sold across all segments are first aid kits, and safety related products, scissors, shears, knives, rulers, pencil sharpeners and sharpening tools. The Company sells its products primarily to wholesale, contract and retail stationery distributors, office supply superstores, mass market and e-commerce retailers, industrial distributors, sporting goods stores, hardware chains and wholesale florists.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2020 were $164.0 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits at its facilities in Vancouver, WA and Rocky Mount, NC. The components for the first aid kits are primarily sourced from U.S. suppliers.  In addition, the Company has manufacturing facilities in the U.S. at Smyrna, TN and Santa Ana, CA for Spill Magic absorbent products, Marlborough, MA for DMT sharpening tools, and Brooksville, FL for Med-Nap alcohol and BZK wipes.

Recent accomplishments and initiatives

The Company’s key business accomplishments and initiatives include the following elements:

•	Eleven years of consecutive sales growth averaging 10%;

•

Diversification of Product Lines – During the past five years, sales of first aid and safety products have grown to almost 50% of total sales.  As a result, our reliance on sales of school and office products has declined, although such sales have remained steady;

•

Growth of eCommerce Sales – In 2020, sales in the eCommerce channel grew substantially and Amazon has become the Company’s second largest customer. The Company has taken a number of actions to support our growth in eCommerce, including the modification of its principal distribution center by upgrading its warehouse layout, installing a mezzanine to handle small packages, and installing new warehouse management software;

•	Successful acquisition of two businesses in our first aid and safety space in 2020.
-	The acquisition and successful integration of the business and assets of First Aid Central, a Montreal-based supplier of first aid kits and safety supplies acquired in January 2020;

-	The acquisition of the business and assets of Med-Nap LLC, a Florida-based manufacturer of antiseptic prep pad and towelette solutions in December 2020;
•

Successful Response to Pandemic – Commencing in 2020, the Company has taken decisive actions to respond to the unprecedented uncertainty and disruption caused by the pandemic.  As a result, the Company has been able to continue to meet the needs of its customers in 2020 without interruption.  These actions included:

-	taking steps to protect our global workforce, including travel restrictions, work-from-home requirements and preventative measures at our sites;

-	shifting its sales force to focus on eCommerce and retailers that it believed would be most able to serve its customers during the pandemic; also enhancing eCommerce content and search;

-	procuring large quantities of first aid products and components to meet the surge in demand for such products resulting from the pandemic;

-	adding additional inventory across its product lines and proactively managing its supply chains to minimize the impact of disruptions and potential disruptions and to ensure supply chain continuity;

-	managing through macroeconomic uncertainty created by the pandemic by preserving the Company’s liquidity, engaging in cash preservation initiatives, and cost control measures;

•

Environmental Footprint - The Company continued in 2020 to take steps to improve its environmental footprint.  It increased its efforts to use recycled cardboard, plastic, and steel in its products and has succeeded in reducing the use of cardboard and plastic packaging.  In 2020, the Company commenced the installation of new software to reduce the size and usage of boxes for shipping, which not only saves packing material but also improves the efficiency of the delivery system.

Acquisitions

On December 16, 2020, the Company purchased the assets of Med-Nap LLC., located in Brooksville, Florida. Med-Nap is a leading manufacturer of alcohol prep pads, alcohol wipes, benzalkonium chloride wipes (BZK), antiseptic wipes, castile soap, and lens cleaning products. The Company purchased Med-Nap assets for $9.3 million in cash using funds borrowed under its revolving credit facility with HSBC Bank, N.A.

On January 7, 2020, the Company purchased the assets of First Aid Central, located in Laval, Quebec, Canada. The First Aid Central line of first aid kits, refills, and safety products to a broad range of industries and end users. Its products meet federal Health Canada and provincial regulatory requirements. The Company purchased First Aid Central assets for $2.1 million in cash using funds borrowed under its revolving credit facility with HSBC Bank, N.A.

Additional information concerning the acquisition of Med-Nap, LLC and First Aid Central assets is set forth in Note 17 – Business Combinations, in the Notes to Consolidated Financial Statements in this report.

Principal Products

The Company markets and sells under two main categories: i) first aid and safety; and ii) cutting, sharpening and measuring. The first aid and safety category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit®, Spill Magic®, First Aid Central® and Med-Nap brands). The cutting, sharpening and measuring category includes school, home and office products (Westcott® brand), and hardware, industrial and sporting goods products (Clauss®, Camillus®, Cuda® and DMT® brands).

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

First Aid Central

First Aid Central has been a trusted provider and manufacturer of a wide variety of first aid kits and safety supplies since 2007.  They assist Canadian businesses to stay compliant with federal & provincial first aid and safety regulations through their wide variety of first aid kits, refills, and safety supplies, including CPR kits, burn kits and automotive & emergency survival Kits.

Med-Nap

Med-Nap manufactures critical FDA regulated components found in first aid kits and used by healthcare facilities, including alcohol prep pads, alcohol wipes, benzalkonium chloride wipes (BZK), various antiseptic wipes, castile soap, and lens cleaning wipes. Med-Nap provides to the Company vertical integration advantages including shorter delivery times, lower total costs, and a secure U.S. source of supply during unprecedented healthcare challenges. The facilities offer a platform for future product expansion.

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

Many of the Westcott branded cutting products contain patented titanium bonding and proprietary non-stick coatings, making the blades more than three times harder than stainless steel as well as reducing friction and corrosion. Westcott continues to build on its cutting line with an expanded assortment of the Saber and ceramic safety knives, allowing its customers to remain safer on the job. Also in the cutting line, Westcott has recently introduced the Glide technology scissor with its low friction fulcrum and adjustable tension. Westcott also continued to innovate in the glue gun category-launching a cordless lithium-ion glue gun which heats up in 20 seconds and has a 30-minute run time.

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings.

Camillus

Since 1876 Camillus has been supplying innovative and high-quality knives. The Camillus brand has a strong heritage in the hunting, sporting, survival and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade, folding knives, line of sight cutting tools and tactical tools. Many of the knives are enhanced with titanium carbonitride coatings to increase the hardness of the blade of up to 10 times that of untreated stainless steel.

Cuda

The Cuda line of fishing tools and knives was launched in 2014. Featuring titanium bonded German steels and alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In 2014, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design. In 2017, Cuda launched a line of cut and puncture resistant gloves which feature quadruple layered Kevlar® and a line of telescopic landing nets featuring replaceable nets and a net containment system. In 2018, Cuda launched a Professional Series of knives, tools and fishing gaffs that are directed towards the commercial fishing market.

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

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT, Pac-Kit, Spill Magic and First Aid Central. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2020 was 9 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, industrial distributors, wholesale florists, mass market and ecommerce retailers and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. The Company had two customers in 2020 and one customer in 2019 that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 18% and 13% of consolidated net sales in 2020 and 17% in 2019.

Competition

The Company competes with many companies in each market and geographic area. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitors in the cutting category are 3M and Fiskars Corporation. The major competitor in the pencil sharpener category are Bostitch and Elmers. The major competitors in the first aid and safety category are Honeywell and Cintas.

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

Employees and Human Capital Considerations

As of December 31, 2020, the Company employed 552 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

Item 1A. Risk Factors

Ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

Industry and Operational Risks

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

The Company’s expectations for both short and long-term future net revenues are based on the Company’s estimates of future demand. Orders from the Company’s principal customers are ultimately based on demand from end-users and end-user demand can be difficult to predict. During the prior year, as a result of the COVID pandemic, the Company had difficulty in forecasting demand for its products. Low end-user demand would negatively affect orders the Company receives from distributors and other principal customers which could, in turn adversely affect the Company’s revenues in any fiscal period. If the Company’s estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins could be adversely affected.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We have identified a material weakness in our internal control over financial reporting, as described below.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our annual report for the year ended December 31, 2020, we identified a deficiency related to the Company’s inventory cycle count program at our Rocky Mount, NC warehouse (the Warehouse).  Specifically, the Company’s controls related to the existence of inventory at the Warehouse were not effective as the cycle count program used did not demonstrate inventory quantities were sufficiently counted. We have evaluated the processes, procedures and controls related to the Warehouse cycle count program and have commenced making changes as considered appropriate to address the control deficiency. We are in the process of implementing a new inventory management system and are allocating additional resources to the implementation of our inventory cycle count program.  The actions deemed taken are subject to continued review, supported by monitoring and testing by management as well as audit committee oversight.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our ability to report our financial condition and results of operations in a timely and accurate manner may be materially adversely affected and investor confidence in the Company may be negatively impacted.

Because our products are primarily sold by third parties, our financial results depend in part on the financial health of these parties and any loss of a third-party distributor could adversely affect the Company’s revenues.

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

The ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to many factors, some of which are beyond our control.  These factors presently include the impact of the COVID-19 pandemic on the Company.

Customers place great emphasis on timely delivery of our products for specific selling seasons, especially during our second and third fiscal quarters, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to customers. Vendor production delays, cybersecurity attacks on our vendors, difficulties encountered in shipping from overseas and customs clearance delays are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, cybersecurity attacks, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs.  In 2020, the COVID-19 pandemic caused disruptions in our supply chain as a result of shortages of factory workers, travel restrictions, barriers to the movement of goods, and temporary closures of production facilities and distribution centers.  Failure to deliver products to our customers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage our reputation and brands and result in loss of customers or reduced orders.

The Company’s business is subject to risks associated with seasonality which could adversely affect its cash flow, financial condition, or results of operations.

The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May through August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize in any year for any reason, including the impact of the COVID-19 pandemic, the Company could experience a material adverse effect on its business, financial condition and results of operations.

Failure to manage growth and continue to expand our operations successfully could adversely affect our financial results.

Our business has experienced significant historical growth over the years including through two new strategic acquisitions in 2020. We expect our business to continue to grow organically and through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

Unfavorable shifts in industry-wide demand for the Company’s products could result in inventory valuation risk.

The Company evaluates its ending inventories for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand or slow moving, appropriate write-downs may be recorded. In addition, the Company might have to write off inventories that are considered obsolete based upon changes in customer demand, product design changes, or new product introductions, which eliminate demand for existing products. Historically, the Company has not had to write down or write off product inventories.

Loss of a major customer could result in a decrease in the Company’s future sales and earnings.

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. The Company had two customers in 2020 and one customer in 2019 that individually exceeded 10% of consolidated net sales. Net sales to those customers were approximately 18% and 13% in 2020 and 17% in 2019, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 16% of our net sales in 2020 and has been our fastest growing distribution channel over the last several years. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites. Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

Additionally, the success of our e-commerce business depends, in part, on the timely receipt of our products by our customers and their end users. The efficient flow of our products requires that our distribution facilities have adequate capacity to support increases in our e-commerce business. If we encounter difficulties with forecasting demand and supply to our distribution facilities, we could face shortages of inventory, resulting in “out of stock” conditions in the e-commerce sites operated by our customers or other third parties, and we could incur significantly higher costs and longer lead times associated with distributing our products to our customers.

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

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate such information. An employee of the Company, contractor or other third-party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Any compromise of our systems or data could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

The Company may not be able to maintain or to raise prices in response to increasing costs or inflation.

Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, shipping costs and other inflationary items, whether due to increases in the costs of raw materials or components or to the COVID-19 pandemic, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations.

The Company may need to raise additional capital to fund its operations.

The Company’s management believes that, under current conditions, the Company’s current cash and cash equivalents, cash generated by operations, together with the borrowing availability under its revolving loan agreement with HSBC Bank N.A., will be sufficient to fund planned operations for the next twelve months from the issuance date of this report. However, if the Company is unable to generate sufficient cash from operations, it may be required to find additional funding sources. If adequate financing is unavailable or is unavailable on acceptable terms, the Company may be unable to maintain, develop or enhance its operations, products, and services, take advantage of future opportunities or adequately respond to competitive pressures.

Changes in interest rates could adversely affect us.

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at the Prime Rate less 1.25%.  In response to the last global economic recession, actions of the U.S. Federal Reserve and other central banking institutions were taken to create and maintain a low interest rate environment. Increases in interest rates would increase our interest costs on our variable-rate debt as well as any future fixed rate debt. Any increase in the interest which we pay would reduce our cash available for working capital, acquisitions, and other uses.

Legal and Regulatory Risks

Failure to protect the Company’s proprietary rights or the costs of protecting these rights could adversely affect its business.

The Company’s success depends in part on its ability to obtain patents and trademarks and to preserve other intellectual property rights covering its products and processes. The Company has obtained certain domestic and foreign patents and intends to continue to seek patents on its inventions when appropriate. The process of seeking patent protection can be time consuming and expensive. There can be no assurance that pending patents related to any of the Company’s products will be issued, in which case the Company may not be able to legally prevent others from producing similar and/or compatible competing products. If other companies were to sell similar and/or compatible competing products, the Company’s results of operations could be adversely affected. Furthermore, there can be no assurance that the Company’s efforts to protect its intellectual property will be successful. Any infringement of the Company’s intellectual property could have a material adverse effect on the Company.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impaired.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, including through the use of third-party marks, ideas, or technologies, such a finding could result in the need to cease use of such mark, trade secret, copyrighted work or patented invention in the Company’s business, as well as the obligation to pay for past infringement. If rights holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Even if the Company is not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect the Company’s business. The Company could incur significant legal costs and related expenses to defend against such claims, and the Company could incur significant costs associated with discontinuing to use, provide, or manufacture certain products, services or trademarks even if it is ultimately found not to have infringed such rights.

Product liability claims or regulatory actions could adversely affect the Company's financial results and reputation.

Claims for losses or injuries allegedly caused by some of the Company’s products could arise in the ordinary course of its business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or the value of its brands. The Company also could be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy. Historically, the Company has not experienced product liability claims or regulatory actions.

The Company’s businesses and operations are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, data privacy, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, regulatory, tax and legal contingencies (including environmental, human resource, product liability, patent and other intellectual property matters), should they exist in the future, could require the Company to record significant reserves or pay significant fines or damages during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations.

As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. may not be taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted.

Certain or our products and facilities are subject to regulation by the FDA and by analogous foreign regulators.

The FDA requires us to register certain of our products and manufacturing facilities. The FDA also inspects these facilities and products to confirm compliance with its requirements. There can be no assurance that we will be able to continue to comply with FDA requirements applicable to our current products and facilities or any product or facility we may establish in the future. The failure to address any concerns raised by the FDA could also lead to facility shutdown or the delay or withholding of product approval by the FDA, or product recalls, and could have a material adverse effect on our business, results of operations and financial condition

The Company is subject to environmental regulation and environmental risks.

The Company is subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and clean-up of contaminated soil, ground water and buildings and for damages to natural resources on a wide range of properties. For example, contamination at properties formerly owned or operated by the Company, as well as at properties it will own and operate, and properties to which hazardous substances were sent by the Company, may result in liability for the Company under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on the Company’s financial condition or results of operations.

Risks Related to Our Overseas Operations

Reliance on foreign suppliers could adversely affect the Company’s business.

The Company sources its products from suppliers located in Asia, Europe and the United States. The Company’s Asia vendors are located primarily in China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes, and, commencing in 2020, the impact of the COVID-19 pandemic. The Company’s ability to continue to select and retain reliable vendors and suppliers who provide timely deliveries of quality products efficiently will impact its success in meeting customer demand for timely delivery of quality products.

The Company’s sourcing operations and its vendors are impacted by labor costs in China. Labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and there can be no assurance that labor will continue to be available to the Company’s suppliers in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations in China. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has recently fluctuated against the U.S. Dollar. If the Chinese Renminbi continues to fluctuate with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time.  The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

Additional factors that could adversely affect the Company’s business include increases in transportation costs, new or increased import duties, transportation delays, work stoppages, capacity constraints and poor quality; the possibility that the Company might experience any of these factors has been increased by the COVID-19 pandemic.

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

As our international operations and activities expand, we face increasing exposure to the risks of operating in foreign countries. These factors include:

•	Changes generally in political, regulatory or economic conditions in the countries in which we conduct business;
•

Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, changes in local tax rates, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the Company;

•

Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market; and

•	The duration, severity, spread and recurrence of the COVID-19 pandemic in foreign countries, including through variant strains of the underlying virus.

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

In 2018, the United States levied tariffs on the import of some products from China, which is an important source of many of the Company’s products. To date these tariffs have affected folding and fixed blade knives; paper trimmers and rotary cutters; metal cutting shears; instruments for hand measuring as well as a wide range of components used in first aid kit production.   In order to offset the impact of to these tariffs, the Company has implemented price increases on the affected products. Tariff levels may be further increased and the types of products subject to tariffs may be expanded. Although the Company intends to continue to pass additional price increases on to our customers, such tariff-related developments could have a negative impact on customer demand and adversely affect our business, financial condition and results of operations. In addition, we might have to modify our current business practices, including potentially sourcing from alternative vendors, which could result in inefficiencies and delays in production and cause the Company to incur additional costs.

Pandemic Related Risks

The economic effects of the COVID-19 pandemic and measures taken to arrest its spread, as well as any emergency measures we have taken and continue to take in response to the pandemic, could adversely impact our business, including our operating results, financial condition and liquidity.

The outbreak and global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has adversely impacted economic activity and conditions worldwide and is currently impacting our business operations. The extent to which COVID-19 will continue to impact our business is highly uncertain and will depend on future developments, including the efficacy and availability of vaccines, the spread of COVID-19 variants and the extent of federal, state, and local government responses affecting the economy. These impacts include, but are not limited to:

•

Significant weakness, reductions or volatility in demand for one or more of our products, which have been and may in the future be caused by, among other things: the temporary inability of consumers to purchase our products store closures, office closures, school closures or delayed opening for schools and other higher education programs, quarantine or other travel restrictions, or financial hardship among customers, retailers and consumers, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or prior stockpiling of goods; if prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition;

•

Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations, supply arrangements as well as distribution centers caused by the disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;

•

Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, contractors, commercial banks, external business partners, and customers to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties. Any such failure or disruption may adversely impact our operations, liquidity and financial condition; or

•

Significant changes in the political and labor conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, safety protocols or restrictions that limit or close our facilities; restrict our employees’ ability or willingness to travel or perform necessary business functions, or otherwise prevent our facilities or our suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results, liquidity and financial condition.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of the COVID-19 pandemic could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control. In this regard, the extent of the impact of the pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the duration and severity of the COVID-19 pandemic, its impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted.

The Small Business Association’s review of our forgiveness application is ongoing and it is possible that our PPP Loan may not be forgiven.

On May 7, 2020, the Company received a loan (the “PPP Loan”) from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act.  All or a portion of the PPP Loan may be eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender upon application by the Company, provided that the Company shall have used the loan proceeds for eligible purposes, including the payment of payroll, benefits, rent, mortgage interest and utilities, during the 24-week period beginning on the date of funding of the loan (the “covered period”).  Not more than 40% of the amount forgiven may be for non-payroll costs.  The PPP loan application required us to certify, among other things, that the then current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the required certification is not based on any specific objective criteria and is subject to interpretation. In early 2020, the SBA provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the SBA, upon request, the basis for its certification. Further, the Secretary of the Treasury and the SBA Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe that we have satisfied all eligibility requirements for the PPP loan, there is a risk that we may be deemed ineligible to have received the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan. In such event, we may be required to repay the PPP loan in its entirety, and we could be subject to additional penalties.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Risks Related to Our Common Stock

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase programs.

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under the law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. At December 31, 2020, a total of 203,579 shares may be purchased in the future under the repurchase programs which the Company announced in 2010 and 2019. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 2,916,940 shares of our common stock held by non-affiliates as of December 31, 2020. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Brooksville, FL	340,000 53,000 42,460	Warehousing and distribution Warehousing and distribution Manufacturing, warehousing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	470,460
Leased
Fairfield, CT	15,400	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	14,500	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	135,800

Total:	606,260

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. During the twelve months ended December 31, 2020, the Company repurchased 14,420 shares of its Common Stock. As of December 31, 2020, a total of 3,579 shares may be purchased in the future under the repurchase program announced in 2010 and 200,000 may be purchased under the repurchase program announced in 2019. Neither the 2010 nor the 2019 program have an expiration date.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including the impact that the global COVID-19 pandemic has had and will continue to have on the Company’s business, operations and financial results.  These include the duration, spread, severity, and any recurrence of the COVID-19 pandemic including through any new variant strains of the underlying virus; the effectiveness, availability, and public acceptance of vaccines; the duration and scope of pandemic-related government restrictions on commercial and other activities, including retail store, office, school and restaurant closures; the duration and scope of the Company’s actions to maintain employee health at our offices, production facilities and distribution centers; the extent of the impact of the COVID-19 pandemic on overall demand for the Company’s products; the effect of measures taken by the Company to protect the health of our employees at our offices and distribution centers the pace of recovery when an effective vaccine is widely available or when the pandemic otherwise subsides and the heightened impact the pandemic has on many of the risks described herein, including without limitation risks relating to the on-going world-wide economic downturn and disruptions in our supply chain, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following:  (i) changes in the Company’s plans, strategies, objectives, expectations and intentions,  which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits, including COVID-19 related changes; (iv) the impact of competition; (v) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (vi) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including additional inventory acquired to respond to COVID-19 related uncertainties; (viii) currency fluctuations; (ix) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (x) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies & Estimates

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

Estimates – Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, intangibles, accruals for income taxes, and stock-based compensation. Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

Revenue Recognition – The Company's revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers, in the notes to consolidated financial statements in this report for a more detailed discussion.

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

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2020 was 9 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2020 and 2019, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Results of Operations 2020 Compared with 2019

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the spread of the coronavirus (COVID-19) through China, the United States, and other countries globally and the related ongoing economic downturn continue to present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of the current fiscal year and continuing through the filing of this report, the COVID-19 pandemic has affected the Company’s financial results and business operations. During this period, we experienced, and continue to experience, a significant increase in demand for many of the Company’s first aid and safety products, as consumers and commercial enterprises stocked up on these products.  On the other hand, while the Company gained market share in its Westcott craft products, it experienced weakness in the sales of its Westcott office and school supplies with the result that sales for fiscal year 2020 were approximately the same as fiscal year of 2019.  The weakness in sales was due, in part, to pandemic-related continued or reimposed closures of retail stores, schools and offices and other COVID-19 related restrictions imposed in our domestic and international markets.  The ultimate impact of these effects on the Company will depend on the duration, spread, and severity of the COVID-19 pandemic, and any recurrence of the COVID-19 pandemic including through any new variant strains of the underlying virus, the effectiveness, availability, and acceptance by the public of vaccines, the length of time it takes for normal economic and operating conditions to resume, whether commercial closures and other restrictions that have been imposed to date are extended or reimposed, and additional actions that may be taken by governmental authorities or by businesses or individuals of their own initiative in response to the pandemic.

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

As a result of the COVID-19 pandemic, commencing late in the first quarter of 2020 and continuing through the end of 2020 and the date of this report, the Company (i) has had to acquire certain of its products at increased costs due to dramatic increases in demand for such products (while, to date, the Company has been successful in passing along such increased costs to its customers, there is no assurance that the Company will be able to continue to do so in the future); (ii) had to acquire additional inventory to minimize the impact of any potential disruption to our supply chain; (iii) has incurred increased labor costs as a result of the payment of additional compensation to employees at its warehouse and distribution centers; and (iv) has incurred costs associated with the additional cleaning and maintenance of its facilities including the temporary closures of facilities for those purposes.  The Company continued to incur such costs as a result of these conditions in the fourth quarter and through the date of this report.  In addition, the Company has increased reserves relating to outstanding receivables from approximately $522,000 at December 31, 2019, to approximately $1,150,000 at December 31, 2020, as a result of credit risks related to COVID-19. (The Company continuously evaluates credit risks relating to its customers and may need to increase its reserves relating to its receivables further or even, in the event that one or more significant customers should cease operations or declares bankruptcy, write off a substantial amount of receivables.)

The Company has also experienced obstacles and inefficiencies resulting from a number of pandemic-related factors such as travel restrictions imposed by governmental authorities which, e.g., inhibit sales and marketing activities, and inefficiencies resulting from many of the Company’s personnel working remotely. In addition, the Company experienced inefficiencies in its manufacturing and distribution due to social distancing measures imposed in its facilities, COVID-19 related absenteeism, and higher than normal turnover and training of replacements, together with associated costs.

The increases and decreases in the demand for the Company’s products described above have continued to affect the Company’s operations through the end of fiscal year 2020 and continue to do so through the date of this report. They are likely to continue to do so in the immediate future. For example, a decrease could occur in the demand for its first aid and safety products as a result of market saturation potentially resulting from customers having stockpiled those products. While there is no certainty that the current high levels of demand for our first aid and safety products will continue, we have increased our short-term manufacturing and sourcing capacity for these products. We also increased manufacturing and sourcing of other key components and finished goods to minimize the impact of any disruption to our supply chain in the event of a resurgence of an outbreak of the coronavirus in any of our key manufacturing or distribution facilities. The Company anticipates that it has sufficient inventory of its products to meet anticipated demand. However, any prolonged increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic in the future, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Net Sales

In 2020, sales increased by $21,545,698, or 15%, to $164,003,040 compared to $142,457,342 in 2019.

The U.S. segment sales increased by 12%, in 2020 compared to 2019 mainly attributable to strong sales of first aid and safety products, primarily due to continued market share gains in the industrial, safety, home improvement, mass market and e-commerce channels. Also contributing to the growth in first aid products was a surge demand related to the COVID-19 pandemic which had commenced late in the first quarter. These sales amounted to approximately $3.0 million in the twelve months ended December 31, 2020.

Net sales in Canada, excluding First Aid Central products, for the year ended December 31, 2020, decreased 4% in U.S. dollars and 3% in local currency compared to the same period in 2019. Sales of First Aid Central products were approximately $4.6 million for the year ended December 31, 2020.

European net sales for the year ended December 31, 2020 increased 25% in both U.S. dollars and local currency, compared with the period in 2019. The increase in net sales was primarily due to increased sales of Westcott cutting products and Camillus knives in the e-commerce channel as well as continued growth of DMT sharpening products.

Gross Profit

Gross profit was 36.3% of net sales in 2020 compared to 36.5% in 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $48,182,050 in 2020 compared with $43,571,510 in 2019, an increase of $4,610,540, or 10.6%. SG&A expenses were 29.4% of net sales in 2020 compared to 30.6% in 2019. The increase in SG&A expenses was primarily due to higher personnel related costs, commissions and shipping costs related to higher sales, provision for bad debt primarily related to the impact COVID-19 on our customers, as well as added expenses related to the acquisition of First Aid Central, partially offset by lower travel and marketing expenses.

Operating Income

Operating income was $11,412,664 in 2020, compared with $8,429,348 in 2019, and increase of $2,983,316. Operating income in the U.S. segment increased by approximately $1,673,000, primarily due to higher sales. Operating income in Canada increased by approximately $561,000, primarily due to the acquisition of First Aid Central. Operating income in the European segment increased by approximately $750,000, primarily due to higher sales.

Interest Expense, Net

Net interest expense for 2020 was $919,709, compared with $1,788,512 for 2019, a decrease of $868,803. The decrease in interest expense, net for 2020, was primarily the result of a lower average interest rate as well as lower average debt outstanding under the Company’s revolving credit facility.

Other Expense

Other expense was $666,227 in 2020 compared to $97,672 in 2019. The increase in other expense is primarily related to a one-time non-cash charge of approximately $750,000 related to the termination of the Company’s Defined Benefit Pension Plan.

Income Tax Expense

Income tax expense was $1,727,962 in 2020, resulting in an effective tax rate of 18% compared to 1,029,556, an effective tax rate of 16% in 2019.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2020.

Liquidity and Capital Resources

During 2020, working capital increased by approximately $6.9 million compared to December 31, 2019. Inventory (excluding the impact of acquisitions) increased by approximately $11 million, or 29%. The increase was primarily due to anticipated growth in our business as well as the acquisition of product to offset the impact of potential supply chain interruptions related to COVID-19. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover, calculated using a twelve month average inventory balance, was 2.4 at December 31, 2020 as compared to 2.3 at December 31, 2019. The reserve for slow moving and obsolete inventory was $1,471,925 at December 31, 2020 compared to $538,354 at December 31, 2019. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2021.

Receivables increased by approximately $1.7 million at December 31, 2020 compared to December 31, 2019. The average number of days sales outstanding in accounts receivable was 60 days in 2020 compared to 64 days in 2019. Accounts payable and other current liabilities increased by approximately $3.6 million.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. (ii) amounts outstanding under the Paycheck Protection Program (PPP) and (iii) amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, share repurchases, dividends, acquisition and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

At December 31, 2020, total debt outstanding under the Company’s revolving credit facility increased by approximately $5.5 million compared to total debt at December 31, 2019. As of December 31, 2020, $38,767,167 was outstanding and $11,232,833 was available for borrowing under the Company’s revolving credit facility.

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

Consistent with the requirements of the PPP for loan forgiveness, the Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness.  In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP loan to HSBC Bank, N.A. (the Lender).  The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The SBA subsequently asked the Company to provide certain additional information and documentation in connection with it review of the Company’s forgiveness application and the Company has done so. The application is presently pending.  No assurance can be given that the Company’s application for loan forgiveness will be approved by the SBA, in whole or in part.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

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

The Company’s First Aid Only manufacturing and distribution center in Vancouver, WA was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. The outstanding principal on December 31, 2020 was $3,177,778.

Capital expenditures during 2020 and 2019 were $2,569,174 and $1,680,479, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The Company adopted this standard on January 1, 2020. The adoption of this standard did not have an impact to the financial statements of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019
Net sales	$164,003,040	$142,457,342
Cost of goods sold	104,408,326	90,456,484

Gross profit	59,594,714	52,000,858

Selling, general and administrative expenses	48,182,050	43,571,510
Operating income	11,412,664	8,429,348

Non-operating items:
Interest:
Interest expense	(944,363)	(1,828,408)
Interest income	24,654	39,896
Interest expense, net	(919,709)	(1,788,512)
Other expense	(666,227)	(97,672)
Total other expense, net	(1,585,936)	(1,886,184)
Income before income tax expense	9,826,728	6,543,164
Income tax expense	1,727,962	1,029,556
Net income	$8,098,766	$5,513,608

Earnings per share:
Basic	$2.42	$1.65
Diluted	$2.31	$1.60

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2020	2019
Net income	$8,098,766	$5,513,608
Other comprehensive gain
Foreign currency translation	647,632	45,223
Change in net prior service credit and actuarial gains, net of income tax expense	514,271	143,906
Total other comprehensive income (loss)	1,161,903	189,129
Comprehensive income	$9,260,669	$5,702,737

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,167,376	$6,821,883
Accounts receivable, less allowance	27,173,431	25,484,865
Inventories	50,704,197	39,261,105
Prepaid expenses and other current assets	1,640,904	1,578,248
Total current assets	83,685,908	73,146,101

Property, plant and equipment:
Land	1,770,453	1,420,104
Buildings	12,898,761	10,095,529
Machinery and equipment	24,524,045	19,111,801
Total property, plant and equipment	39,193,259	30,627,434
Less: accumulated depreciation	18,954,352	16,591,890
Net property, plant and equipment	20,238,907	14,035,544

Intangible assets, less accumulated amortization	18,721,423	15,792,738
Goodwill	4,799,829	4,696,370
Operating lease right-of-use asset, net	2,421,669	2,989,272
Other assets	-	88,828
Total assets	$129,867,736	$110,748,853

LIABILITIES
Current liabilities:
Accounts payable	$7,601,123	$6,692,692
Operating lease liability - current portion	872,908	1,047,498
Current portion of mortgage payable	266,667	266,667
Other accrued liabilities	11,460,024	8,576,248
Total current liabilities	20,200,722	16,583,105
Long-term debt	38,767,167	33,240,407
Long-term debt-PPP Loan	3,508,047	-
Mortgage payable, net of current portion	2,911,111	3,177,778
Operating lease liability - non-current portion	1,654,025	1,960,996
Deferred income taxes	110,221	49,284
Other non-current liabilities	-	32,302
Total liabilities	67,151,293	55,043,872

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: authorized 8,000,000 shares; issued - 4,840,571 shares in 2020 and 4,838,071 in 2019, including treasury stock	12,100,663	12,094,413
Treasury stock, at cost, 1,501,658 in 2020 and 1,487,238 shares in 2019	(14,522,178)	(14,235,190)
Additional paid-in capital	7,930,673	8,262,208
Accumulated other comprehensive loss	(825,967)	(1,987,870)
Retained earnings	58,033,252	51,571,420
Total stockholders' equity	62,716,443	55,704,981
Total liabilities and stockholders' equity	$129,867,736	$110,748,853

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2018	3,350,833	$12,094,413	$(14,235,190)	$8,981,523	$(2,057,985)	$47,549,650	$52,332,411
Net income						5,513,608	5,513,608
Other comprehensive Income					189,129		189,129
Adoption of ASU 2018-02					(119,014)	119,014	-
Stock compensation expense				968,467			968,467
Distribution to shareholders						(1,610,852)	(1,610,852)
Cash settlement of stock options				(1,687,782)			(1,687,782)
Balances, December 31, 2019	3,350,833	$12,094,413	$(14,235,190)	$8,262,208	$(1,987,870)	$51,571,420	$55,704,981
Net income						8,098,766	8,098,766
Other comprehensive income					1,161,903		1,161,903
Stock compensation expense				1,259,079			1,259,079
Distribution to shareholders						(1,636,934)	(1,636,934)
Issuance of common stock	2,500	6,250		53,504			59,754
Cash settlement of stock options				(1,644,118)			(1,644,118)
Purchase of treasury stock	(14,420)		(286,988)				(286,988)
Balances, December 31, 2020	3,338,913	$12,100,663	$(14,522,178)	$7,930,673	$(825,967)	$58,033,252	$62,716,443

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Operating activities:
Net income	$8,098,766	$5,513,608
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,427,557	2,181,060
Amortization	1,324,423	1,251,662
Stock compensation expense	1,259,079	968,467
Deferred income taxes	60,937	162,637
Non-cash lease expense	86,042	19,222
Provision for doubtful accounts	778,869	290,128
Pension settlement	526,857	—
Changes in operating assets and liabilities
Accounts receivable	(2,028,341)	(784,562)
Inventories	(10,049,513)	2,089,861
Prepaid expenses and other current assets	159,078	666,070
Accounts payable	460,179	(1,525,060)
Other accrued liabilities	2,617,103	3,869,138
Total adjustments	(2,377,730)	9,188,623
Net cash provided by operating activities	5,721,036	14,702,231

Investing activities:
Purchase of property, plant and equipment	(2,569,174)	(1,680,479)
Acquisition of Med-Nap	(9,307,518)	—
Acquisition of First Aid Central	(2,075,210)	—
Net cash used by investing activities	(13,951,902)	(1,680,479)

Financing activities:
Net borrowings (repayments) of long-term debt	5,526,760	(7,042,708)
Proceeds from PPP Loan	3,508,047	—
Repayments on mortgage	(266,667)	(266,667)
Distributions to stockholders	(1,604,706)	(1,608,956)
Cash settlement of stock options	(1,644,118)	(1,687,782)
Purchase of treasury stock	(286,988)	—
Issuance of common stock	58,754	—
Net cash provided by (used in) financing activities	5,291,082	(10,606,113)
Effect of exchange rate changes	285,277	(2,799)
Net (decrease) increase in cash and cash equivalents	(2,654,507)	2,412,841
Cash and cash equivalents at beginning of year	6,821,883	4,409,042
Cash and cash equivalents at end of year	$4,167,376	$6,821,883

Supplemental cash flow information:
Cash paid for income taxes	$755,337	$422,339
Cash paid for interest expense	$930,357	$1,863,961

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

2. Accounting Policies

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive and significant accounting estimates relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, intangibles, accruals for income taxes and stock-based compensation. Actual results could differ from those estimates.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other expense were foreign currency transaction gains of $96,372 in 2020 and foreign currency transaction losses of $38,988 in 2019.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – Accounts receivable are shown less an allowance for doubtful accounts of $1,151,715 at December 31, 2020 and $522,560 at December 31, 2019.

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives of these assets are as follows:  buildings useful lives range from 10 to 39 years; machinery and equipment useful lives range from 3 to 10 years.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2020 was 9 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2020 and 2019, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Deferred Income Taxes – Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Leases – The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with right-of-use (“ROU”) assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

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

ROU assets and lease liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. Lease arrangements with lease and non-lease components are generally accounted for as a single lease component. The Company's operating lease expense is recognized on a straight-line basis over the lease term.

Revenue Recognition – The Company's revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers, in the notes to consolidated financial statements in this report for a more detailed discussion.

Research and Development – Research and development costs ($251,000 in 2020 and $596,000 in 2019) are included in selling, general and administrative expenses and expensed as incurred.

Shipping Costs – The costs of shipping product to our customers ($7,486,600 in 2020 and $6,695,223 in 2019) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,084,261 in 2020 and $1,104,543 in 2019) are included in selling, general and administrative expenses.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2020 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2020 and one customer in 2019 that individually exceeded 10% of consolidated net sales. Net sales to these customers were approximately 18% and 13% of consolidated net sales in 2020 and 17% in 2019.

Recently Issued and Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material effect on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The Company adopted this standard on January 1, 2020. The adoption of this standard did not have an impact to the financial statements of the Company.

3. Inventories

Inventories consisted of:

	December 31,
	2020	2019
Finished goods	$40,287,710	$32,899,114
Work in process	67,208	274,158
Materials and supplies	10,349,279	6,087,833
Inventories:	$50,704,197	$39,261,105

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,471,925 as of December 31, 2020 and $696,486 as of December 31, 2019.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2020	2019
First Aid Only Tradename	$3,410,000	$3,410,000
First Aid Only Customer List	5,500,010	5,500,010
DMT Trademarks	1,387,000	1,387,000
DMT Customer List	1,369,000	1,369,000
DMT Non-Compete	183,000	183,000
Slice License Agreement	379,921	379,921
Patents	2,271,980	2,271,980
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
Spill Magic Customer List	3,965,000	3,965,000
Spill Magic Trademarks	1,034,000	1,034,000
Spill Magic Non-Compete	67,111	67,111
C-Thru Customer List	1,050,000	1,050,000
FAC	1,332,963	-
Med-Nap	2,920,145	-
Subtotal	27,033,828	22,780,720
Less: Accumulated Amortization	8,312,405	6,987,982
Intangible Assets	$18,721,423	$15,792,738
Goodwill	$4,799,829	$4,696,370
Total:	$23,521,252	$20,489,108

Amortization expense for patents and trademarks for the years ended December 31, 2020 and 2019 were $1,324,423 and $1,251,662, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2021 - $1,305,088; 2022 - $1,301,802; 2023 - $1,297,605; 2024 - $1,292,415; and 2025 - $1,290,222.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2020	2019
Customer Rebates	$6,068,294	$4,849,081
Pension Liability	—	44,667
Accrued Compensation	3,072,375	1,695,464
Dividend Payable	434,546	402,318
Income Taxes Payable	459,596	261,539
Other	1,425,213	1,355,481
Total:	$11,460,024	$8,608,550

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

In 2020, the Company entered into agreements with an insurance company to transfer future benefit obligations and annuity administration for retirees (or their beneficiaries) in the Company’s defined benefit pension plan. As a result of this agreement, the Company recorded pension settlement charges of $793,524.

The Company’s funding policy with respect to its qualified plan was to contribute at least the minimum amount required by applicable laws and regulations. In 2020, the Company contributed $222,857 to the plan.

The plan asset weighted average allocation at December 31, 2019, by asset category, were as follows:

Asset Category:	2019
Equity Securities	66%
Fixed Income Securities	32%
Other Securities / Investments	2%
Total:	100%

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

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables present the pension plan assets by level within the fair value hierarchy as of December 31, 2019:

2019	Level 1	Level 2	Level 3	Total

Money Market Fund	$31	$16,763	$—	$16,794
Equity Common and Collected Funds	102,030	580,839	—	682,869
Fixed Income Common and Collected Funds	82,670	246,316	—	328,986
Total:	$184,731	$843,918	$—	$1,028,649

Other disclosures related to the pension plan follow:

	2020	2019
Assumptions used to determine benefit obligation:
Discount rate	2.74%	2.74%
Changes in benefit obligation:
Benefit obligation at beginning of year	$(1,073,316)	$(1,160,930)
Interest cost	(27,671)	(41,841)
Service cost	(30,195)	(25,000)
Actuarial loss	(160,884)	(46,288)
Benefits and plan expenses paid	203,596	200,743
Curtailments, settlements and special termination benefits	1,088,470	—
Benefit obligation at end of year:	$—	$(1,073,316)

Changes in plan assets:
Fair value of plan assets at beginning of year	$1,028,649	$1,013,831
Actual return on plan assets	40,560	201,148
Employer contribution	222,857	14,413
Benefits and plan expenses paid	(203,596)	(200,743)
Settlements	(1,088,470)	—
Fair value of plan assets at end of year	—	1,028,649
Funded status:	$—	$(44,667)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$—	$689,398
Prior service cost	—	538
Total:	$—	$689,936

Accrued benefits costs are included in other accrued liabilities (non-current).

	2020	2019
Assumptions used to determine net periodic benefit cost:
Discount rate	2.74%	3.87%
Expected return on plan assets	6.00%	6.00%
Components of net benefit expense:
Service cost	$30,195	$25,000
Interest cost	27,671	41,841
Expected return on plan assets	(40,560)	(54,330)
Settlement cost	793,524	—
Amortization of prior service costs	538	544
Amortization of actuarial loss	56,739	90,442
	837,912	78,497
Net periodic benefit cost:	$868,107	$103,497

The Company employed a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate higher returns over the long run.  Our expected 6% long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.

The following table discloses the change recorded in other comprehensive income related to benefit costs:

	2020	2019
Balance at beginning of the year	$689,936	$881,452
Change in net loss	(617,800)	(100,530)
Amortization of actuarial loss	(71,598)	(90,442)
Amortization of prior service cost	(538)	(544)
Change recognized in other comprehensive income	(689,936)	(191,516)
Total recognized in other comprehensive income	$—	$689,936

The Company also has a qualified, 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2020 and 2019, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $369,890 in 2020 and $309,922 in 2019.

7. Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2020	2019
Current:
Federal	$880,149	$(82,673)
State	159,909	109,593
Foreign	788,314	887,556
Total:	$1,828,372	$914,476

Deferred:
Federal	$(59,801)	$92,446
State	(40,609)	22,634
Total:	(100,410)	115,080
Total Income Tax Expense:	$1,727,962	$1,029,556

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2020	2019
United States	$4,524,432	$800,796
Foreign	5,302,296	5,742,368
Total:	$9,826,728	$6,543,164

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2020	2019
Federal income taxes at 21% statutory rate	$1,864,097	$1,365,124
State and local taxes, net of federal income tax effect	89,842	109,593
Permanent items	(99,877)	(137,051)
Foreign tax rate difference	(126,100)	(209,216)
Change in deferred income tax valuation allowance	—	(98,894)
Provision for income taxes:	$1,727,962	$1,029,556

The following summarizes deferred income tax assets and liabilities:

	2020	2019
Deferred income tax liabilities:
Plant, property and equipment	$1,556,398	$1,022,898
	1,556,398	1,022,898
Deferred income tax assets:
Asset valuations	992,101	604,755
Pension	—	81,561
Other	454,076	287,298
	1,446,177	973,614
Net deferred income tax liability:	$110,221	$49,284

On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company considers any potential GILTI as an expense in the period the tax is incurred.

In 2020, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2017 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2020.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary and net loss carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisition and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. December 31, 2020, the Company was in compliance with the covenants then in effect under the loan agreement.

As of December 31, 2020, $38,767,167 was outstanding and $11,232,833 was available for borrowing under the Company’s revolving loan agreement.

The Company’s First Aid Only manufacturing and distribution center in Vancouver, WA was financed by a variable rate mortgage with HSBC Bank, N.A. at an interest rate of LIBOR plus 2.5%. Commencing on December 1, 2017, principal payments of $22,222 are due monthly, with all amounts outstanding due on maturity on October 31, 2024. Minimum annual mortgage payments are due as follows: 2021 - $266,667; 2022 - $266,667; 2023 - $266,667; 2024 - $266,667; 2025 - $266,667; and thereafter - $1,844,443.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2020, the Company repurchased 14,420 shares of its Common Stock. As of December 31, 2020, a total of 203,579 shares may be purchased in the future under the repurchase programs announced in 2010 and 2019.

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

Consistent with the requirements of the PPP for loan forgiveness, the Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believes satisfy the requirements for loan forgiveness.  In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP loan to HSBC Bank, N.A. (the Lender).  The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The SBA subsequently asked the Company to provide certain additional information and documentation in connection with it review of the Company’s forgiveness application and the Company has done so. The application is presently pending.  No assurance can be given that the Company’s application for loan forgiveness will be approved by the SBA, in whole or in part.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. Under the CARES Act, all borrowers are required to maintain their loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

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

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue is generated by the sale of the Company’s products to its customers. Sales contracts (purchase orders) generally have a single performance obligation that is satisfied at a point in time, with shipment or delivery, depending on the terms of the underlying contract. Revenue is measured based on the consideration specified in the contract. The amount of consideration we receive and revenue we recognize is impacted by incentives ("customer rebates"), including sales rebates, which are generally tied to sales volume levels, in-store promotional allowances, shared media and customer catalogue allowances and other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for returns and discounts. The Company generally recognizes customer rebate costs as a deduction to gross sales at the time that the associated revenue is recognized.

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

Applying the practical expedient in ASC 340-40-25-4 – Other Assets and Deferred Costs, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred. These costs are included in “Selling, general and administrative expenses.” The effect of applying this practical expedient did not have a material impact on the Company’s consolidated financial statements in the year ended December 31, 2020.

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2020

(amounts in 000's)

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$65,805	$6,434	$11,843	$84,082
First Aid and Safety	74,386	4,552	983	79,921
Total Net Sales	$140,191	$10,986	$12,826	$164,003

For the twelve months ended December 31, 2019
(amounts in 000's)
	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$63,189	$6,678	$10,062	$79,929
First Aid and Safety	62,528	—	—	62,528
Total Net Sales	$125,717	$6,678	$10,062	$142,457

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

Domestic sales orders are filled primarily from the Company’s distribution centers and facilities in North Carolina, Washington, Massachusetts, Tennessee, Florida and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% and 14% of the Company’s total net sales in 2020 and 2019, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2020 and 2019:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2020
	United States	Canada	Europe	Consolidated
Net sales	$140,191	$10,986	$12,826	$164,003
Operating income	8,872	1,332	1,209	11,413
Assets	113,831	7,432	8,605	129,868
Additions to property, plant and equipment	2,386	34	149	2,569
Depreciation and amortization	3,668	95	78	3,841

Year Ended December 31, 2019
	United States	Canada	Europe	Consolidated
Net sales	$125,717	$6,678	$10,062	$142,457
Operating income	7,199	771	459	8,429
Assets	98,577	6,168	6,003	110,749
Additions to property, plant and equipment	1,646	2	32	1,680
Depreciation and amortization	3,347	16	70	3,433

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2020	2019
Total operating income	$11,413	$8,429
Interest expense, net	920	1,789
Other expense	666	97
Consolidated income before taxes	$9,827	$6,543

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2020	2019
United States	$138,921	$124,059
International:
Canada	10,986	6,678
Europe	12,826	10,062
Other	1,270	1,658
Total International	$25,082	$18,398
Total Revenues	$164,003	$142,457

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

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2020, the number of shares available for grant under the 2012 Employee Plan was 79,375. Under the terms of the 2012 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee Plan.

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2020, there were 25,000 shares available for grant under the 2017 Director Plan.

The 2005 Director Plan, as amended, provided for the issuance of stock options for up to a total of 180,000 shares of the Company's common stock to non-salaried directors. Under the 2005 Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who had not received any prior grant under this or previous plans received an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option received a 5,000 share option (the “Annual Option”). The Initial Option vested 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option became fully exercisable one day after the date of grant. The exercise price of each option granted equaled the fair market value of the Common Stock on the date the option was granted, and expired ten (10) years from the date of grant. As provided in the Director Plan, no options could be granted under the 2005 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 25, 2015.

The Company has amended certain of its stock option plans for both employees and directors to permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of

Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2020 and 2019, the Company paid a total of approximately $1,644,118 and $1,687,782 respectively, to optionees who had elected a net cash settlement of their respective share options.

A summary of changes in options issued under the Company’s stock option plans follows:

	2020	2019
Options outstanding at the beginning of the year	1,363,694	1,434,280
Options granted	280,750	120,000
Options forfeited	(9,125)	(26,500)
Options exercised	(147,394)	(164,086)
Options outstanding at the end of the year	1,487,925	1,363,694
Options exercisable at the end of the year	985,475	932,094
Common stock available for future grants at the end of the year	104,372	44,875
Weighted average exercise price per share:
Granted	$23.05	$19.88
Forfeited	21.72	23.29
Exercised	14.51	10.54
Outstanding	20.26	19.08
Exercisable	18.99	17.50

A summary of options outstanding as December 31, 2020 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.26 to $16.08	290,200	2	$12.39	290,200	$12.39
$16.09 to $21.35	282,000	6	18.41	204,500	17.95
$21.36 to $22.86	350,375	7	22.14	261,375	21.97
$22.87 to $23.97	255,450	9	23.17	11,350	23.94
$23.98 to $28.20	309,900	7	24.80	218,050	24.94
	1,487,925			985,475

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

The assumptions used to value option grants for the twelve months ended December 31, 2020 and December 31, 2019 were as follows:

	2020	2019
Expected life in years	6	5 - 6
Interest rate	.30 - 1.63%	1.52 - 2.39%
Volatility	.358 - .384	.358 - .375
Dividend yield	2.0 - 2.2%	2.0 - 2.2%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 was $1,259,079 and $968,467, respectively. At December 31, 2020, there was approximately $1,853,873 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2020, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2020 and 2019 was $6.59 and $5.88 per option, respectively. The aggregate intrinsic value of outstanding options was $14,681,187 at December 31, 2020. The aggregate intrinsic value of exercisable options was $10,974,625 at December 31, 2020. The aggregate intrinsic value of options exercised during 2020 was $1,743,568.

12. Earnings Per Share

The calculation of earnings per share follows:

	2020	2019
Numerator:
Net income	$8,098,766	$5,513,608
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,342,630	3,351,731
Effect of diluted employee stock options	166,867	100,892
Denominator for dilutive earnings per share	3,509,497	3,452,623
Basic earnings per share	$2.42	$1.65
Diluted earnings per share	$2.31	$1.60

For 2020 and 2019, respectively, 309,900 and 705,725 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, January 1, 2019	$(1,518,822)	$(539,163)	$(2,057,985)
Change in net prior service credit and actuarial losses, net of tax	—	143,906	143,906
Adoption of ASU 2018-02	—	(119,014)	(119,014)
Translation adjustment	45,223	—	45,223
Balances, December 31, 2019	$(1,473,599)	$(514,271)	$(1,987,870)
Change in net prior service credit and actuarial losses, net of tax	—	514,271	514,271
Translation adjustment	647,632	—	647,632
Balances, December 31, 2020	$(825,967)	$—	$(825,967)

14. Leases

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $1.1 million for the twelve-months ended December 31, 2020. For the twelve months ended December 31, 2020, $0.4 million was included in cost of goods sold and $0.7 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in 000’s):

Twelve months ended December 31, 2020
Operating lease cost	$1,186
Operating lease - cash flow	$1,087

December 31, 2020
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2020:

2021	$916
2022	690
2023	569
2024	309
2025	220
Thereafter	75
Total future minimum lease payments	$2,779
Less : imputed interest	(252)
Less : present value of lease liabilities - current	(873)
Present value of lease liabilities - non-current	$1,654

15. Business Combinations

Med-Nap, LLC

On December 16, 2020, the Company purchased the assets of Med-Nap LLC., located in Brooksville, Florida for $9.3 million. Med-Nap is a leading manufacturer of alcohol prep pads, alcohol wipes, benzalkonium chloride wipes (BZK), antiseptic wipes, castile soap, and lens cleaning products.

The purchase price was allocated to assets acquired and liabilities assumed as follows (in thousands):

Assets:
Inventory	$591
Prepaid expense	25
Land & buildings	1,800
Equipment	4,195
Goodwill	149
Intangible assets	2,882
Total assets	$9,642
Accounts payable	336
Total considerations	$9,308

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s US segment.

First Aid Central:

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

Net sales for the year ended December 31, 2020 attributable to the sales of First Aid Central products were approximately $4.6 million. Net income for the year ended December 31, 2020 attributable to First Aid Central products was approximately $0.3 million.

Assuming First Aid Central assets were acquired on January 1, 2019, unaudited proforma combined net sales for the year ended December 31, 2019 for the Company would have been approximately $145.9 million. Unaudited proforma combined net income for the year ended December 31, 2019 for the Company would have been approximately $5.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 31, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in “Management's Annual Report on Internal Control over Financial Reporting”: The Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse were not effective as the cycle count program used did not demonstrate inventory quantities were sufficiently counted.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2020, and this report does not affect our report dated March 31, 2021 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2020, and our report dated March 31, 2021 expressed an unqualified opinion on those consolidated financial statements.

 Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

March 31, 2021

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2020.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion was based on the identification of the deficiency in internal control over financial reporting described below.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the deficiency that existed as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has identified a deficiency related to the Company’s inventory cycle count program, as described below.  The deficiency was concluded to be a “material weakness”, which is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  Based on this material weakness identified in the management evaluation of internal controls over financial reporting, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020.

The Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse (the “Warehouse”) were not effective as the cycle count program used did not demonstrate inventory quantities were sufficiently counted. This was the consequence of a number of factors, including the impact of COVID-19 on the Company’s operations, resulting in delays in the counting process.  In order to attain the results of a full physical inventory, the Company counted $10 million of inventory in February and March of 2021, which resulted in a non-material increase to inventory of $18,000, or less than 0.1%.  It should be noted that in the previous three years, inventory adjustments related to cycle counts amounted to approximately 0.2% annually.

The non-material adjustment to inventory did not require any change in the results reported by the Company in the earnings release for the Company’s fourth quarter and year end December 31, 2020 (Filed with the Company’s Form 8K on March 3, 2021).

Remediation

Based on the results of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company determined to take a number of actions to remediate the control deficiency described above.  The remediation actions include:

●  The Company has evaluated the processes, procedures and controls related to the Warehouse cycle count program and has commenced making changes as considered appropriate to address the control deficiency.

●  The Company is in the process of implementing a new inventory management system at the Warehouse, which is expected to be in place by the end of the second quarter 2021.  The new software will allow the Company to conduct its inventory cycle count program more efficiently.

●  The Company is allocating additional resources to the implementation of its inventory cycle count program, including the hiring of additional personnel who will participate in the conduct of the program.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2021.

Our independent registered public accounting firm, Marcum LLP, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K. Marcum LLP has also audited our consolidated financial statements at December 31, 2020, and for each of the two years in the period ended December 31, 2020, and its report dated March 31, 2021, expressed an unqualified opinion on our consolidated financial statements.

Inherent Limitation on Effectiveness of Controls

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

Except for factors pertaining to the material weakness identified above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2020, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company
Walter C. Johnsen	70	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	64	President, Chief Operating Officer and Director
Paul G. Driscoll	60	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	71	Director
Richmond Y. Holden, Jr.	67	Director
Susan H. Murphy Brian K. Barker	69 61	Director Director
Stevenson E. Ward III	75	Director

Walter C. Johnsen has served as Chairman of the Board and Chief Executive Officer of the Company since January 1, 2007; President and Chief Executive Officer of the Company from November 30, 1995 to December 31, 2006.  Mr. Johnsen previously served as Vice Chairman and a principal of Marshall Products, Inc., a medical supply distributor. Mr. Johnsen has served on the Board of TOMI Environmental Solutions, Inc., a publicly traded company, since February 1, 2016. Mr. Johnsen’s qualifications to serve on the Board of the Company include the in-depth knowledge of all facets of the Company’s business which he has gained during his more than twenty-five years of service as the Company’s Chief Executive Officer.

Brian S. Olschan has served as President and Chief Operating Officer of the Company since January 1, 2007; Executive Vice President and Chief Operating Officer of the Company from January 1999 to December 31, 2006; Senior Vice President - Sales and Marketing of the Company from September 1996 to January 1999. Mr. Olschan previously served as Vice President and General Manager of the Cordset and Assembly Business of General Cable Corporation, an electrical wire and cable manufacturer.  Mr. Olschan’s qualifications to serve on the Board include his detailed knowledge of the Company’s operations which he has gained in his capacity as a member of senior management for more than 24 years, including as Chief Operating Officer since January 1999 and President since January 2007.

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

Rex L. Davidson has served as Director since 2006. Executive Director of the Helms Fund, 2013-2019.  The Helms Fund provides "gap financing" to socially responsible business ventures for capital expenditures. Additionally, since 2009, Mr. Davidson has served as President of Rex Davidson Associates, LLC, a management consulting service.   From 2009 to 2019, Mr. Davidson served as Executive Director of Las Cumbres Community Services, which provides developmental disability and mental health services to children, adults and families in Northern New Mexico; from 2019 to 2020, he served as the Director of Special Initiatives.  From 1982 to 2009, he served as President and Chief Executive Officer of Goodwill Industries of Greater New York and Northern New Jersey, Inc., and President of Goodwill Industries Housing Corporation.  Mr. Davidson’s qualifications to serve on the Board include significant management experience at the highest level, having been responsible for the management of Goodwill Industries, an organization with over 2,000 employees and revenues in excess of $100 million.  Mr. Davidson’s experience in the areas of compensation of personnel at all levels, his experience relating to retail matters, such as retail trends and pricing, and diversity policies are of significant benefit to the Company.

Richmond Y. Holden, Jr. has served as Director since 1998. Mr. Holden served as President and CEO of INgageHub, a cloud based Marketing SaaS platform, from January 2015 through early 2016; he continued to serve as a senior advisor to the company until 2019.  From 2007 through 2014, Mr. Holden served in senior executive positions at School Specialty, Inc., a distributor of school supplies, equipment and curriculum products. He last served as Executive Vice President of School Specialty, Inc., and President of the Curriculum Group, a division of School Specialty Inc., from 2013 to December 2014.  He was President of Educational Resources, a division of School Specialty, Inc., from 2010 to 2013. He served as Chairman and Chief Executive Officer of J.L. Hammett Co., a reseller of educational curriculum, equipment, furniture and products from 1992 to 2006.  Mr. Holden served on the Board of Directors of Software Secure, Incorporated, a privately-held company headquartered in Newton, MA, which focused on secure online educational testing technology, from 2007 until its sale in late 2016. He has served on the Board of Directors of Codman Academy Charter Public School in Boston MA since 2012. The qualifications of Mr. Holden to serve on the Board of the Company include his substantial senior executive management experience of large complex companies in the educational markets.  In particular, as a result of his experience with School Specialty Inc., then a $650 million publicly held reseller of educational products, Mr. Holden has broad knowledge of educational markets and operational matters relating to developmental strategy, finance, marketing, sales, technology, sourcing, pricing and distribution.

Susan H. Murphy has served as Director since 2003. Vice President Emerita, Cornell University, from which Dr. Murphy retired in 2016 after a 38-year career, commencing in 1978.  She served as Dean of Admissions and Financial Aid from 1985 to 1994; Vice President of Student and Academic Services from 1994 to June 2015, and thereafter she worked in Alumni Affairs and Development until her retirement.  In 2013, Dr. Murphy became a member of the Board of Trustees of Adelphi University, and, since July 2016, has served as Vice Chair of its Board of Trustees.  She also serves on the Board of Directors for Kendal at Ithaca, a not-for-profit continuing care retirement community (since 2014 and Vice Chair since 2019). Dr.  Murphy is immediate past President of Tompkins County Community Foundation, and, since 2017, a member of its executive committee; she also served as Chair of the Board of Directors of the Foundation (2017 – 2019). Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

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

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2021 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2021 Annual Meeting of Shareholders.

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

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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