Form 10-Q
period 2021-03-31
ACME UNITED CORP
filed 2021-05-07
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to

Commission file number: 01-07698

ACME UNITED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	06-0236700
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

1 Waterview Drive, Shelton, Connecticut	06484
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code: (203) 254-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
$2.50 par value Common Stock	ACU	NYSE American

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,483,527 shares of its $2.50 par value Common Stock outstanding as of May 4, 2021.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,857	$4,167
Accounts receivable, less allowance of $1,179 in 2021 and $1,152 in 2020	31,592	27,173
Inventories	49,389	50,704
Prepaid expenses and other current assets	2,477	1,641
Total current assets	87,315	83,685
Property, plant and equipment:
Land	1,766	1,770
Buildings	13,494	12,899
Machinery and equipment	25,571	24,524
	40,831	39,193
Less: accumulated depreciation	19,693	18,954
Net property, plant and equipment	21,138	20,239

Operating lease right-of-use asset, net	3,700	2,422
Goodwill	4,800	4,800
Intangible assets, less accumulated amortization	18,361	18,721
Total assets	$135,314	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$8,151	$7,601
Operating lease liability - current portion	932	873
Current portion of mortgage payable	267	267
Other accrued liabilities	11,323	11,460
Total current liabilities	20,673	20,201
Non-current liabilities:
Long-term debt	40,626	38,767
Long-term debt - PPP Loan	3,508	3,508
Mortgage payable, net of current portion	2,844	2,911
Operating lease liability - non-current portion	2,926	1,654
Other non-current liabilities	110	110
Total liabilities	70,687	67,151

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 4,858,272 shares in 2021 and 4,840,571 in 2020,
including treasury stock	12,145	12,101
Additional paid-in capital	8,375	7,931
Retained earnings	59,643	58,033
Treasury stock, at cost - 1,501,658 shares in 2021 and 1,501,658 in 2020	(14,522)	(14,522)
Accumulated other comprehensive loss:
Translation adjustment	(1,014)	(826)
Total stockholders’ equity	64,627	62,717
Total liabilities and stockholders’ equity	$135,314	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three months ended March 31,
	2021	2020
Net sales	$43,525	$35,775
Cost of goods sold	27,938	22,244

Gross profit	15,587	13,531

Selling, general and administrative expenses	12,619	11,521

Operating income	2,968	2,010

Non-operating items:
Interest:
Interest expense	226	322
Interest income	(5)	(7)
Interest expense, net	221	315
Other expense, net	77	43
Total other expense, net	298	358
Income before income tax expense	2,670	1,652
Income tax expense	624	375
Net income	$2,046	$1,277

Basic earnings per share	$0.61	$0.38

Diluted earnings per share	$0.52	$0.36

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,347	3,349
Weighted average number of dilutive stock options outstanding	564	170
Denominator used for diluted per share computations	3,911	3,519

Dividends declared per share	$0.13	$0.12

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$2,046	$1,277
Other comprehensive loss:
Foreign currency translation adjustment	(188)	(329)
Comprehensive income	$1,858	$948

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,705
Net income						1,277	1,277
Other comprehensive loss					(329)		(329)
Stock compensation expense				243			243
Distributions to shareholders						(401)	(401)
Cash settlement of stock options				(457)			(457)
Purchase of treasury stock	(10,719)		(214)				(214)
Balances, March 31, 2020	3,340,114	$12,094	$(14,449)	$8,048	$(2,317)	$52,447	$55,824

For the three months ended March 31, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						2,046	2,046
Other comprehensive loss					(188)		(188)
Stock compensation expense				306			306
Distributions to shareholders						(436)	(436)
Issuance of common stock	17,701	44		138			182
Balances, March 31, 2021	3,356,614	$12,145	$(14,522)	$8,375	$(1,014)	$59,643	$64,627

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,046	$1,277
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	584	568
Amortization of intangible assets	375	329
Non-cash lease expense	43	38
Stock compensation expense	306	243
Provision for bad debt	29	252
Changes in operating assets and liabilities:
Accounts receivable	(4,634)	(1,716)
Inventories	1,175	3,027
Prepaid expenses and other current assets	(787)	(120)
Accounts payable	774	(1,506)
Other accrued liabilities	(247)	(1,599)
Total adjustments	(2,382)	(484)
Net cash (used in) provided by operating activities	(336)	793

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,480)	(597)
Acquisition of First Aid Central	-	(2,074)
Net cash used in investing activities	(1,480)	(2,671)

Cash flows from financing activities:
Net borrowings of long-term debt	1,859	612
Cash settlement of stock options	-	(457)
Repayments on mortgage	(67)	(67)
Proceeds from issuance of common stock	182	-
Distributions to shareholders	(436)	(400)
Purchase of treasury shares	-	(214)
Net cash provided by (used in) financing activities	1,538	(526)

Effect of exchange rate changes on cash and cash equivalents	(32)	(146)
Net change in cash and cash equivalents	(310)	(2,550)

Cash and cash equivalents at beginning of period	4,167	6,822

Cash and cash equivalents at end of period	$3,857	$4,272

Supplemental cash flow information:
Cash paid for income taxes	$45	$319
Cash paid for interest	$218	$340

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for such disclosures. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2021 and through the date these condensed consolidated financial statements were issued.

Recently Issued and Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies and modifies certain guidance related to the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, i.e. commencing with our current fiscal year.  The adoption of ASU 2019-12 did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The Company adopted this standard on January 1, 2020. The adoption of this standard has not had an impact to the financial statements of the Company.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$15,564	$1,549	$3,743	$20,856
First Aid and Safety	20,484	1,784	$401	22,669

Total Net Sales	$36,048	$3,333	$4,144	$43,525

For the three months ended March 31, 2020

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$11,728	$1,422	$2,598	$15,748
First Aid and Safety	18,715	1,000	312	20,027

Total Net Sales	$30,443	$2,422	$2,910	$35,775

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. March 31, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

As of March 31, 2021, and December 31, 2020, the Company had outstanding borrowings of $40,626,000 and $38,767,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

Also included in long term debt is the amount outstanding under a Paycheck Protection Program (PPP) loan. See Note 9 – Paycheck Protection Program Loan for additional details.

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

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, Tennessee, Florida and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 7% of the Company’s total net sales for the three months ended March 31, 2021, compared to 6% for the comparable period in 2020.

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

The following table sets forth certain financial data by segment for three months ended March 31, 2021 and 2020:

Financial data by segment:

(in thousands)

	Three months ended March 31,
Sales to external customers:	2021	2020
United States	$36,048	$30,443
Canada	3,333	2,422
Europe	4,144	2,910
Consolidated	$43,525	$35,775

Operating income:
United States	$2,133	$1,571
Canada	370	205
Europe	465	234
Consolidated	$2,968	$2,010

Interest expense, net	221	315
Other expense, net	77	43
Consolidated income before income taxes	$2,670	$1,652

Assets by segment:

(in thousands)

	March 31,	December 31,
	2021	2020
United States	$118,158	$113,831
Canada	8,340	7,432
Europe	8,816	8,605
Consolidated	$135,314	$129,868

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was $306,385 for the three months ended March 31, 2021, compared to $243,000 for the three months ended March 31, 2020.

As of March 31, 2021, there was a total of $1,974,640 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended March 31, 2021 and 2020, respectively, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Operating lease cost	$336	$307
Operating lease - cash flow	$294	$271

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term	4.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2021:

2021 (remaining)	$786
2022	1,081
2023	962
2024	702
2025	613
Thereafter	140

Total future minimum lease payments	$4,284
Less: imputed interest	(426)
Present value of lease liabilities - current	932
Present value of lease liabilities - non-current	$2,926

9. Paycheck Protection Program Loan

On May 7, 2020, the Company received a loan (the “PPP Loan”) from HSBC Bank, N.A. in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (CARES).  Subject to potential forgiveness, as described below, the PPP Loan matures in two years on May 8, 2022, bears interest at a rate of 1.00% per year and is evidenced by a promissory note dated May 7, 2020 (the “Note”).  Monthly payments of principal and interest are deferred until after any application for forgiveness submitted by the Company has been acted upon, as described below.  The PPP Loan is unsecured and federally guaranteed.  The Note contains customary events of default relating to, among other things, failure to make payments of principal and interest and breaches of representations and warranties.  The Company may prepay the PPP Loan at any time prior to maturity with no penalty.

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

.

10. Other Accrued Liabilities

Other current and long-term accrued liabilities consisted of:

	March 31,	December 31,
	2021	2020
Customer Rebates	$5,526	$6,068
Accrued Compensation	1,608	3,072
Dividend Payable	436	435
Income Tax Payable	1,035	460
Other	2,718	1,425
Total:	$11,323	$11,460

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including the impact that the global COVID-19 pandemic has had and will continue to have on the Company’s business, operations and financial results.  These include the duration, spread, severity, and any recurrence of the COVID-19 pandemic including through any new variant strains of the underlying virus; the effectiveness, availability, and public acceptance of vaccines; the duration and scope of pandemic-related government restrictions on commercial and other activities, including retail store, office, school and restaurant closures; the duration and scope of the Company’s actions to maintain employee health at our offices, production facilities and distribution centers; the extent of the impact of the COVID-19 pandemic on overall demand for the Company’s products; the pace of economic recovery when an effective vaccine is widely available or when the pandemic otherwise subsides and the heightened impact the pandemic has on many of the risks described herein, including without limitation risks relating to the on-going world-wide economic downturn and disruptions in our supply chain, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

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

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2020 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the spread of the coronavirus (COVID-19) through China, the United States, and other countries globally and the related ongoing economic downturn continue to present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic has affected the Company’s financial results and business operations.  Although the Company gained market share in its Westcott craft products, it experienced weakness in the sales of its Westcott office and school supplies.   The weakness in sales was due, in part, to pandemic-related continued or reimposed closures of retail stores, schools and offices and other COVID-19 related restrictions imposed in our domestic and international markets.  The ultimate impact of these effects on the Company will depend on the duration, spread, and severity of the COVID-19 pandemic, and any recurrence of the COVID-19 pandemic including through any new variant strains of the underlying virus, the effectiveness, availability, and acceptance by the public of vaccines, the length of time it takes for normal economic and operating conditions to resume, whether commercial closures and other restrictions that have been imposed to date are extended or reimposed, and additional actions that may be taken by governmental authorities or by businesses or individuals of their own initiative in response to the pandemic.

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

As a result of the COVID-19 pandemic, commencing late in the first quarter of 2020 and continuing through the date of this report, the Company (i) has had to acquire certain of its products at increased costs due to dramatic increases in demand for such products (while, to date, the Company has been successful in passing along such increased costs to its customers, there is no assurance that the Company will be able to continue to do so); (ii) had to acquire and subsequently maintain additional inventory to minimize the impact of any potential disruption to our supply chain; (iii) has incurred increased labor costs; and (iv) has incurred costs associated with the additional cleaning and maintenance of its facilities including the temporary closures of facilities for those purposes.  In addition, in 2020, the Company increased reserves relating to outstanding receivables as a result of credit risks related to COVID-19; the Company continued to maintain reserves at an elevated level through the quarter ended March 31, 2021.  (The Company continuously evaluates credit risks relating to its customers and may need to increase its reserves relating to its receivables further or even, in the event that one or more significant customers should cease operations or declares bankruptcy, write off a substantial amount of receivables.)

The Company has also experienced obstacles and inefficiencies resulting from a number of pandemic-related factors such as travel restrictions imposed by governmental authorities, the Company’s business partners or by the Company itself, which, e.g., inhibit sales and marketing activities, and inefficiencies resulting from many of the Company’s personnel working remotely. In addition, the Company experienced inefficiencies in its manufacturing and distribution due to social distancing measures imposed in its facilities, COVID-19 related absenteeism, and higher than normal turnover and training of replacements, together with associated costs.

The increases and decreases in the demand for the Company’s products described above have continued to affect the Company’s operations through the first quarter of 2021 and continue to do so through the date of this report. They are likely to continue to do so in the immediate future. While there is no certainty that the current strong demand for our first aid and safety products will continue, we have increased our short-term manufacturing and sourcing capacity for these products. Commencing in 2020, we also increased manufacturing and sourcing of other key components and finished goods to minimize the impact of any disruption to our supply chain in the event of a resurgence of an outbreak of the coronavirus in any of our key manufacturing or distribution facilities. The Company anticipates that it has sufficient inventory of its products to meet anticipated demand. However, any prolonged increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic in the future, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2021 were $43,525,000 compared with $35,775,000 in the same period in 2020, a 22% increase.

Sales in the U.S. for the three-month period increased 18% compared to the same periods last year, primarily due to growth in sales of Westcott cutting tools and strong sales of first aid and safety products.

Net sales in Canada for the three months ended March 31, 2021, increased 38% in U.S. dollars and 31% in local currency compared to the same period last year. The increase is primarily due higher sales of First Aid Central products primarily in the e-commerce channel.

European net sales for the three months ended March 31, 2021 increased 42%, in U.S. dollars (31% in local currency), compared with the same period in 2020. The increase in net sales for the three months were primarily due to growth in the e-commerce channel across all product lines and continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended March 31, 2021 was $15,587,000 (35.8% of net sales) compared to $13,531,000 (37.8% of net sales) in the same period in 2020. The lower gross profit percentage was mainly due to product mix and higher ocean freight costs as a result of scarcity of shipping containers and congestion at global ports.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2021 were $12,619,000 (29.0% of net sales) compared with $11,521,000 (32.2% of net sales) in the same period in 2020, an increase of $1,098,000. The increase in SG&A expenses for three months ended March 31, 2021, compared to the same period in 2020 was primarily due to higher personnel related costs, commissions and shipping costs related to higher sales, as well as incremental expenses related to First Aid Central.

Operating income

Operating income for the three months ended March 31, 2021 was $2,968,000 compared with $2,010,000 in the same period of 2020. Operating income in the U.S. segment increased by $562,000 for the three months ended March 31, 2021 compared to the same period in 2020.

Operating income in the Canadian segment increased by $165,000 for the three months ended March 31, 2021 compared to the same period in 2020.

Operating income in the European segment increased by $231,000 for the three months ended March 31, 2021 compared to the same period in 2020.

Interest expense, net

Interest expense, net for the three months ended March 31, 2021 was $221,000 compared with $315,000 in the same period of 2020, a $94,000 decrease. The decrease in interest expense resulted from a lower average interest rate partially offset by higher average debt outstanding under the Company’s revolving credit facility.

Other expense, net

Other expense, net was $77,000 in the three months ended March 31, 2021 compared to other expense, net of $43,000 in the same period of 2020. The increase in other expense, net for the three months ended March 31, 2021 was primarily due to losses from foreign currency transactions.

Income taxes

The Company’s effective tax rate was 23% for the three months ended March 31, 2021 and 2020.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2021, working capital increased approximately $3.0 million compared to December 31, 2020. Inventory decreased approximately $1.2 million at March 31, 2021 compared to December 31, 2020. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.4 at March 31, 2021 compared to 2.4 at December 31, 2020.  Receivables increased by approximately $4.6 million at March 31, 2021 compared to December 31, 2020.  The average number of days sales outstanding in accounts receivable was 60 days at March 31, 2021 compared to 60 days at December 31, 2020.  Accounts payable and other current liabilities increased by approximately $.3 million at March 31, 2021 compared to December 31, 2020.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows:

	March 31,	December 31,
	2021	2020
Working capital	$66,642	$63,484
Current ratio	4.22	4.14
Long term debt to equity ratio	72.7%	72.0%

During the first three months of 2021, total debt outstanding under the Company’s revolving credit facility increased by approximately $1.8 million, compared to total debt thereunder at December 31, 2020. As of March 31, 2021, $40,626,000 was outstanding and $9,374,000 was available for borrowing under the Company’s credit facility.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. as well as amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At March 31, 2021, there was approximately $3.1 million outstanding on the mortgage. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

As described above, commencing late in the first quarter of 2020, the Company has encountered challenges as a result of the COVID-19 pandemic and related economic downturn that could have adverse consequences for our liquidity as a result of a number of factors.  As stated above, the Company continues to experience weakened sales of school and office products.  Additionally, as noted above, the Company has incurred and continues to incur increased operational and other expenses as a result of the COVID-19 pandemic.  As discussed above, it is possible that the Company’s sourcing of products may be disrupted if the operations of the Company’s suppliers, particularly those located in China, are interrupted by the effects of COVID-19.  In order to address problems that may arise as a result of any such potential disruption, the Company has increased its inventory of Westcott cutting and other products above customary levels.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2021 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2020, the Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse (the “Warehouse”) were not effective as the cycle count program used did not demonstrate inventory quantities were sufficiently counted. The Company's remediation efforts related to this material weakness are ongoing. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented.  Our independent public accounting firm, Marcum LLP, audited our consolidated financial statements at December 31, 2020, and for each of the two years in the period ended December 31, 2020, and its report expressed an unqualified opinion on our consolidated financial statements.

.

(b)	Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including:

●  The Company has evaluated the processes, procedures and controls related to the Warehouse cycle count program and has commenced making changes as considered appropriate to address the control deficiency.

●  The Company is in the process of implementing a new inventory management system at the Warehouse, which is expected to be in place by the end of the second quarter 2021.  The new software will allow the Company to conduct its inventory cycle count program more efficiently and effectively.

●  The Company is allocating additional resources to the implementation of its inventory cycle count program, including the hiring of additional personnel who will participate in the conduct of the program.

As we stated in the Company’s Form 10-K for the year ended December 31, 2020, we believe that these ongoing actions will remediate the material weakness. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed as of December 31, 2021.

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

Dated: May 7, 2021

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 7, 2021