Form 10-Q
period 2021-06-30
ACME UNITED CORP
filed 2021-08-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,538,708 shares of its $2.50 par value Common Stock outstanding as of August 2, 2021.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$4,167
Accounts receivable, less allowance of $1,104 in 2021 and $1,152 in 2020	36,270	27,173
Inventories	48,691	50,704
Prepaid expenses and other current assets	2,234	1,642
Total current assets	90,435	83,686
Property, plant and equipment:
Land	1,768	1,770
Buildings	13,518	12,899
Machinery and equipment	27,455	24,524
	42,741	39,193
Less: accumulated depreciation	20,332	18,954
Net property, plant and equipment	22,409	20,239

Operating lease right-of-use asset, net	3,476	2,422
Goodwill	4,800	4,800
Intangible assets, less accumulated amortization	18,019	18,721
Total assets	$139,139	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$8,021	$7,601
Operating lease liability - current portion	919	873
Current portion of mortgage payable	267	267
Other accrued liabilities	10,278	11,460
Total current liabilities	19,485	20,201
Non-current liabilities:
Long-term debt	39,550	38,767
Long-term debt - PPP Loan	-	3,508
Mortgage payable, net of current portion	2,778	2,911
Operating lease liability - non-current portion	2,764	1,654
Other non-current liabilities	110	110
Total liabilities	64,687	67,151

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
issued - 5,030,866 shares in 2021 and 4,840,571 in 2020,
including treasury stock	12,576	12,101
Additional paid-in capital	10,829	7,931
Retained earnings	66,415	58,033
Treasury stock, at cost - 1,501,658 shares in 2021 and 2020	(14,522)	(14,522)
Accumulated other comprehensive loss:
Translation adjustment	(846)	(826)
Total stockholders’ equity	74,452	62,717
Total liabilities and stockholders’ equity	$139,139	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$44,847	$44,042	$88,372	$79,817
Cost of goods sold	28,694	27,989	56,632	50,234

Gross profit	16,153	16,053	31,740	29,583

Selling, general and administrative expenses	12,364	11,670	24,983	23,191

Operating income	3,789	4,383	6,757	6,392

Non-operating items:
Interest:
Interest expense	(226)	(245)	(452)	(568)
Interest income	3	11	9	14
Interest expense, net	(223)	(234)	(443)	(554)
PPP loan forgiveness	3,508	-	3,508	-
Other (expense) income, net	(68)	1	(145)	(37)
Total other income (expense), net	3,440	1	3,363	(37)
Income before income tax expense	7,006	4,150	9,677	5,801
Income tax (benefit) expense	(224)	951	400	1,325
Net income	$7,230	$3,199	$9,277	$4,476

Basic earnings per share	$2.16	$0.96	$2.72	$1.34

Diluted earnings per share	$1.82	$0.92	$2.34	$1.28

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,347	3,349	3,410	3,344
Weighted average number of dilutive stock options outstanding	617	132	551	155
Denominator used for diluted per share computations	3,964	3,481	3,961	3,499

Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$7,230	$3,199	$9,277	$4,476
Other comprehensive income (loss):
Foreign currency translation adjustment	168	201	(20)	(128)
Comprehensive income	$7,398	$3,400	$9,257	$4,348

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2020	3,340,114	$12,094	$(14,449)	$8,048	$(2,317)	$52,448	$55,824
Net income						3,199	3,199
Other comprehensive income					201		201
Stock compensation expense				359			359
Distributions to shareholders						(400)	(400)
Cash settlement of stock options				(103)			(103)
Purchase of treasury stock	(3,701)		(73)				(73)
Balances June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007

For the three months ended June 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2021	3,356,614	$12,145	$(14,522)	$8,375	$(1,014)	$59,643	$64,627
Net income						7,230	7,230
Other comprehensive income					168		168
Stock compensation expense				580			580
Distributions to shareholders						(458)	(458)
Issuance of common stock	172,594	431		2,085			2,516
Cash settlement of stock options				(211)			(211)
Balances June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	$74,452

For the six months ended June 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,704
Net income						4,476	4,476
Other comprehensive loss					(128)		(128)
Stock compensation expense				602			602
Distributions to shareholders						(800)	(800)
Cash settlement of stock options				(560)			(560)
Purchase of treasury stock	(14,420)		(287)				(287)
Balances June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007

For the six months ended June 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						9,277	9,277
Other comprehensive loss					(20)		(20)
Stock compensation expense				886			886
Distributions to shareholders						(895)	(895)
Issuance of common stock	190,295	475		2,223			2,698
Cash settlement of stock options				(211)			(211)
Balances June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	$74,452

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,277	$4,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,176	1,125
Amortization of intangible assets	742	659
Non-cash lease expense	43	47
Stock compensation expense	886	602
Provision for bad debt	54	619
PPP loan forgiveness	(3,508)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,072)	(8,598)
Inventories	2,007	(4,675)
Prepaid expenses and other current assets	(593)	(414)
Accounts payable	346	1,961
Other accrued liabilities	(1,215)	1,845
Total adjustments	(9,134)	(6,829)
Net cash provided by (used in) operating activities	143	(2,353)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,351)	(1,323)
Acquisition of First Aid Central	-	(2,074)
Net cash used in investing activities	(3,351)	(3,397)

Cash flows from financing activities:
Net borrowings of long-term debt	782	2,502
Proceeds from PPP Loan	-	3,508
Cash settlement of stock options	(211)	(560)
Repayments on mortgage	(133)	(133)
Proceeds from issuance of common stock	2,698	-
Distributions to shareholders	(871)	(800)
Purchase of treasury shares	-	(287)
Net cash provided by financing activities	2,265	4,230

Effect of exchange rate changes on cash and cash equivalents	16	(63)
Net change in cash and cash equivalents	(927)	(1,583)

Cash and cash equivalents at beginning of period	4,167	6,822

Cash and cash equivalents at end of period	$3,240	$5,239

Supplemental cash flow information:
Cash paid for income taxes	$952	$371
Cash paid for interest	$440	$548

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

The Company has evaluated events and transactions subsequent to June 30, 2021 and through the date these condensed consolidated financial statements were issued.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  The Company adopted this standard on January 1, 2020. The adoption of this standard has not had an impact on the financial statements of the Company.

2. Commitment and Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

3. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (a) cutting, sharpening and measuring; and (b) first aid and safety. The cutting, sharpening and measuring category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and safety category includes first aid kits and refills, over-the-counter medications and a variety of safety products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$16,162	$2,091	$3,677	$21,930
First Aid and Safety	20,678	1,899	$340	22,917

Total Net Sales	$36,840	$3,990	$4,017	$44,847

For the three months ended June 30, 2020

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$19,699	$1,247	$2,891	$23,837
First Aid and Safety	18,773	1,141	291	20,205

Total Net Sales	$38,472	$2,388	$3,182	$44,042

For the six months ended June 30, 2021

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$31,726	$3,640	$7,420	$42,786
First Aid and Safety	41,162	3,683	741	45,586

Total Net Sales	$72,888	$7,323	$8,161	$88,372

For the six months ended June 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$31,427	$2,661	$5,497	$39,585
First Aid and Safety	37,488	2,141	603	40,232

Total Net Sales	$68,915	$4,802	$6,100	$79,817

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. As of June 30, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2021, and December 31, 2020, the Company had outstanding borrowings of $39,550,000 and $38,767,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three months ended June 30, 2021, the Company issued a total of 172,594 shares of common stock and received aggregate proceeds of $2,517,000 upon exercise of employee stock options. During the six months ended June 30, 2021, the Company issued a total of 190,295 shares of common stock and received aggregate proceeds of $2,698,000 upon exercise of employee stock options. Also during the three and six months ended June 30, 2021, the Company, at its discretion, paid approximately $211,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of their respective options.

Also included in long term debt at December 31,2020 was the amount then outstanding under a Paycheck Protection Program (PPP) loan; the loan was forgiven in the quarter ended June 30, 2021. See Note 9 – Paycheck Protection Program Loan for additional details.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 10% and 8% of the Company’s total net sales for the three and six months ended June 30, 2021, compared to 14% and 11% for the comparable period in 2020.

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

The following table sets forth certain financial data by segment for three and six months ended June 30, 2021 and 2020:

Financial data by segment:

(in thousands)

	Three months ended June 30,		Six months ended June 30,
Sales to external customers:	2021	2020	2021	2020
United States	$36,840	$38,476	$72,888	$68,922
Canada	3,990	2,381	7,322	4,800
Europe	4,017	3,185	8,162	6,095
Consolidated	$44,847	$44,042	$88,372	$79,817

Operating income:
United States	$2,675	$3,685	$4,807	$5,253
Canada	662	366	1,034	573
Europe	452	332	916	566
Consolidated	$3,789	$4,383	$6,757	$6,392

Interest expense, net	(223)	(234)	(443)	(554)
Other income (expense), net	3,440	1	3,363	(37)
Consolidated income before income taxes	$7,006	$4,150	$9,677	$5,801

Assets by segment:

(in thousands)

	June 30,	December 31,
	2021	2020
United States	$120,848	$113,831
Canada	8,722	7,432
Europe	9,569	8,605
Consolidated	$139,139	$129,868

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was $580,000 and $886,000 for the three and six months ended June 30, 2021, respectively, compared to $359,000 and $602,000 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was a total of $1,730,226 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended June 30, 2021, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2021, lease expense in the amount of $0.2 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three months ended	Three months ended
Operating cash flow information:	June 30, 2021	June 30, 2020
Operating lease cost	$336	$308
Operating lease - cash flow	$294	$296

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$-

	Six months ended	Six months ended
Operating cash flow information:	June 30, 2021	June 30, 2020
Operating lease cost	$672	$615
Operating lease - cash flow	$588	$567

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$1,575	$-

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term	4.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2021:

2021 (remaining)	$511
2022	1,084
2023	964
2024	703
2025	613
Thereafter	140

Total future minimum lease payments	$4,015
Less: imputed interest	(332)
Present value of lease liabilities - current	919
Present value of lease liabilities - non-current	$2,764

9. Paycheck Protection Program Loan

On May 7, 2020, the Company received a two-year loan (the “PPP Loan”) from HSBC Bank USA, N.A., the lender, in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  Monthly payments of principal and interest were deferred until the application for forgiveness submitted by the Company had been acted upon, as described below.

Under the CARES Act, all or a portion of the PPP Loan was eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender, upon application by the Company, provided that the Company shall have used the loan proceeds for certain eligible purposes.  The Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believed would satisfy the requirements for loan forgiveness.  In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP Loan to the lender.  The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The PPP Loan was fully forgiven by the SBA and on June 9, 2021, payment in the amount of $3,508,047 was made by the SBA to the lender.   The Company recorded the amount forgiven as income in the quarter ended June 30, 2021.

10. Other Accrued Liabilities

Other current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2021	2020
Customer Rebates	$5,989	$6,068
Accrued Compensation	1,094	3,072
Dividend Payable	458	435
Other	2,737	1,885
Total:	$10,278	$11,460

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results, including the global COVID-19 pandemic, future waves of COVID-19, including through the Delta variant and any new variant strains of the underlying virus; any future pandemics; the effectiveness  and public acceptance of existing vaccines; the effectiveness, availability, and public acceptance of vaccines against variant strains of potential new viruses; the pace of economic recovery and accelerating inflation, and the heightened impact the pandemic has on many of the risks described herein, including without limitation risks relating to disruptions in our supply chain and labor force, any of which could adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following:  (i) changes in the Company’s plans, strategies, objectives, expectations and intentions,  which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition; (v) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (vi) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including additional inventory acquired to respond to COVID-19 related uncertainties; (viii) rising wages; (ix) labor shortages; (x) rising inflation rates; (xi) currency fluctuations;  (xii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

COVID-19 Pandemic Related Considerations

As noted above in the “Forward-Looking Statements”, the global spread of the coronavirus (COVID-19) and the related economic recovery continue to present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic and the ongoing recovery has affected the Company’s financial results and business operations.  Although the Company gained market share in its Westcott craft products, it has experienced and continues to experience weakness in the sales of its Westcott office and school supplies due, in part, to pandemic-related closures of schools and offices.  The Company has also been impacted by challenges in hiring employees for its distributions centers due to current domestic labor shortages and has incurred increased labor costs.  In addition, the Company had to acquire and subsequently maintain additional inventory to minimize the impact of any potential disruption to our supply chain. The ultimate impact of these effects on the Company will depend on the continued duration, spread, and severity of the COVID-19 pandemic, and any further recurrence including through the Delta variant and any new variant strains of the underlying virus, the effectiveness, and acceptance by the public of vaccines, and the pace of the economic recovery.

Substantially all of our manufacturing facilities and distribution centers and those of our key suppliers have remained open throughout the pandemic and continue to operate. We monitor information on COVID-19 from the Centers for Disease Control and Prevention (“CDC”) and believe we are adhering to their recommendations regarding the health and safety of our personnel. To address the potential human impact of the virus, most of our administrative staff is continuing to telecommute. With respect to our warehouse and domestic manufacturing employees, we continue to require masks, encourage vaccination, and have implemented other safety protocols. Domestic and international travel for our employees has continued to be restricted.    We continue to have higher turnover compared to prepandemic levels.  As a result of the foregoing factors, we continue to operate at a less efficient level as compared with our prepandemic operations.

The Company anticipates that it has sufficient inventory of its products to meet anticipated demand. However, any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic in the future and the pace at which the economy recovers, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2021 were $44,847,000 compared with $44,042,000 in the same period in 2020, a 2% increase. Consolidated net sales for six months ended June 30, 2021 were $88,372,000 compared with $79,817,000 in the same period in 2020, an 11% increase.

Sales in the U.S. for the three and six months ended June 30, 2021 decreased 4% and increased 6%, respectively, compared to the same periods in 2020. The decrease in sales for the three months was due to delays in shipping that resulted from the scheduled closing of the Rocky Mount, NC distribution center as the Company’s new warehouse management system was installed.  The increase in sales for the six months was primarily attributable to strong sales of first aid and safety products.

Net sales in Canada for the three and six months ended June 30, 2021, increased 68% and 53%, respectively, in U.S. dollars and 51% and 26% in local currency compared to the same periods last year. The increases in sales were primarily due to higher sales of First Aid Central products, principally in the e-commerce channels, as well as increased sales of school and office products compared to the sales of such products during the COVID-19 lockdowns in the second quarter 2020.

European net sales for the three and six months ended June 30, 2021 increased 26% and 34%, respectively, in U.S. dollars (16% and 23% in local currency), compared with the same period in 2020. The increase in net sales for the three months was mainly due to re-opening of offices and growth in the e-commerce channel across all product lines. The increase in net sales for the six months was primarily due to growth in the e-commerce channel across all product lines and continued growth of DMT sharpening products.

Gross profit

Gross profit for the three months ended June 30, 2021 was $16,153,000 (36.0% of net sales) compared to $16,053,000 (36.4% of net sales) in the same period in 2020. Gross profit for the six months ended June 30, 2021 was $31,740,000 (35.9% of net sales) compared to $29,583,000 (37.1% of net sales) for the same period in 2020. The lower gross profit percentages were mainly due to product mix and higher ocean freight costs which the Company incurred as a result of scarcity of shipping containers and congestion at global ports as well as higher labor costs.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2021 were $12,364,000 (27.6% of net sales) compared with $11,670,000 (26.5% of net sales) in the same period in 2020, an increase of $694,000. SG&A expenses for the six months ended June 30, 2021 were $24,983,000 (28.3% of net sales) compared with $23,191,000 (29.1% of net sales) for the same periods of 2020, an increase of $1,792,000. The increases in SG&A expenses for three and six months ended June 30, 2021, compared to the same period in 2020 were primarily due to higher personnel related costs, commissions and shipping costs related to higher sales (including costs resulting from the absorption of Med Nap personnel).

Operating income

Operating income for the three months ended June 30, 2021 was $3,789,000 compared with $4,383,000 in the same period of 2020. Operating income for the six months ended June 30, 2021 was $6,757,000 compared with $6,392,000 in the same period of 2020. Operating income in the U.S. segment decreased by $1,010,000 and $446,000 for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Operating income in the Canadian segment increased by $296,000 and $461,000 for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Operating income in the European segment increased by $120,000 and $350,000 for the three and six months ended June 30, 2021, respectively, compared to the same period in 2020.

Interest expense, net

Interest expense, net for the three months ended June 30, 2021 was $223,000 compared with $234,000 in the same period of 2020, a $11,000 decrease. Interest expense, net for the six months ended June 30, 2021 was $443,000 compared with $554,000 for the same period of 2020, a $111,000 decrease. The decreases in interest expense resulted from a lower average interest rate partially offset by higher average debt outstanding under the Company’s revolving credit facility.

Other income (expense), net

Total Other income (expense), net was $3,440,000 in the three months ended June 30, 2021 compared $1,000 in the same period of 2020. Total Other income (expense), net was $3,363,000 in the six months ended June 30, 2021 compared to $37,000 in the same period of 2020.The increase in other income, net for the three and six months ended June 30, 2021, was primarily due to $3,508,047 of income related to the forgiveness of the PPP Loan.

Income taxes

Income tax expense for the three and six months ended June 30, 2021 included a $0.9 million tax credit for stock based compensation. The Company’s effective tax rates for the three and six months ended June 30, 2021, excluding the tax credit and the income from the PPP loan forgiveness, were 19% and 21%, compared to 23% and 21% in the same periods in 2020.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2021, working capital increased approximately $7.5 million compared to December 31, 2020. Inventory decreased approximately $2.0 million at June 30, 2021 compared to December 31, 2020. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.4 at June 30, 2021 compared to 2.4 at December 31, 2020.  Receivables increased by approximately $9.1 million at June 30, 2021 compared to December 31, 2020.  The average number of days sales outstanding in accounts receivable was 60 days at each of June 30, 2021 and December 31, 2020.  Accounts payable and other current liabilities decreased by approximately $.7 million at June 30, 2021 compared to December 31, 2020.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2021	2020
Working capital	$70,950	$63,484
Current ratio	4.64	4.14
Long term debt to equity ratio	57.1%	72.0%

During the first six months of 2021, total debt outstanding under the Company’s revolving credit facility increased by approximately $0.8 million, compared to total debt thereunder at December 31, 2020. As of June 30, 2021, $39,550,000 was outstanding and $10,450,000 was available for borrowing under the Company’s credit facility.

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. as well as amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At June 30, 2021, there was approximately $3.2 million outstanding on the mortgage. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At June 30, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

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

On May 7, 2020, the Company received a two-year loan (the “PPP Loan”) from HSBC Bank USA, N.A., the lender, in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  Monthly payments of principal and interest were deferred until the application for forgiveness submitted by the Company had been acted upon, as described below.

Under the CARES Act, all or a portion of the PPP Loan was eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender, upon application by the Company, provided that the Company shall have used the loan proceeds for certain eligible purposes.  The Company used the loan proceeds solely for payment of payroll and otherwise in a manner which it believed would satisfy the requirements for loan forgiveness.  In August 2020, the Company submitted an application for forgiveness of the entire amount of the PPP Loan to the lender.  The lender approved the forgiveness application and, on August 26, 2020, submitted the Company’s application to the SBA for its approval. The PPP Loan was fully forgiven by the SBA and on June 9, 2021, payment in the amount of $3,508,047 was made by the SBA to the lender.   The Company recorded the amount forgiven as income in the quarter ended June 30, 2021.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2021 as a result of an identified material weakness.  As described in the Company's Form 10-K for the year ended December 31, 2020, the Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse (the “Warehouse”) were not effective as the cycle count program used did not demonstrate that inventory quantities were sufficiently counted. The Company's remediation efforts related to this material weakness are ongoing. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

●  In the second quarter of 2021, the Company completed the installation of a new inventory management system at the Warehouse, which is expected to be in place by the end of the second quarter 2021.  The new software in intended to enable the Company to conduct its inventory cycle count program more efficiently and effectively.

●  The Company continues to allocate additional resources to the implementation of its inventory cycle count program, including the hiring of additional personnel who will participate in the conduct of the program.

As stated in the Company’s Form 10-K for the year ended December 31, 2020, we believe that these ongoing actions will remediate the material weakness. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed as of December 31, 2021.

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

Dated: August 6, 2021

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 6, 2021