Form 10-Q
period 2021-09-30
ACME UNITED CORP
filed 2021-11-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,559,687 shares of its $2.50 par value Common Stock outstanding as of November 5, 2021.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,306	$4,167
Accounts receivable, less allowance of $1,079 in 2021 and $1,152 in 2020	36,088	27,173
Inventories	48,795	50,704
Prepaid expenses and other current assets	2,458	1,642
Total current assets	92,647	83,686
Property, plant and equipment:
Land	1,764	1,770
Buildings	12,800	12,899
Machinery and equipment	29,532	24,524
	44,096	39,193
Less: accumulated depreciation	20,914	18,954
Net property, plant and equipment	23,182	20,239

Operating lease right-of-use asset, net	3,187	2,422
Goodwill	4,800	4,800
Intangible assets, less accumulated amortization	17,615	18,721
Total assets	$141,431	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,695	$7,601
Operating lease liability - current portion	945	873
Current portion of mortgage payable	267	267
Other accrued liabilities	11,215	11,460
Total current liabilities	19,122	20,201
Non-current liabilities:
Long-term debt	40,454	38,767
Long-term debt - PPP Loan	-	3,508
Mortgage payable, net of current portion	2,711	2,911
Operating lease liability - non-current portion	2,485	1,654
Other non-current liabilities	111	110
Total liabilities	64,883	67,151

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,061,345 shares issued and 3,559,687 shares outstanding in 2021 and
4,840,571 shares issued and 3,338,913 shares outstanding in 2020	12,653	12,101
Additional paid-in capital	11,575	7,931
Retained earnings	67,998	58,033
Treasury stock, at cost - 1,501,658 shares in 2021 and 2020	(14,522)	(14,522)
Accumulated other comprehensive loss:
Translation adjustment	(1,156)	(826)
Total stockholders’ equity	76,548	62,717
Total liabilities and stockholders’ equity	$141,431	$129,868

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$47,923	$43,316	$136,295	$123,133
Cost of goods sold	30,918	28,360	87,550	78,594

Gross profit	17,005	14,956	48,745	44,539

Selling, general and administrative expenses	14,044	12,832	39,028	36,023

Operating income	2,961	2,124	9,717	8,516

Non-operating items:
Interest:
Interest expense	(230)	(173)	(682)	(742)
Interest income	2	5	11	20
Interest expense, net	(228)	(168)	(671)	(722)
PPP loan forgiveness		-	3,508	-
Other (expense) income, net	(68)	35	(213)	(2)
Total other (expense) income, net	(68)	35	3,295	(2)
Income before income tax expense	2,665	1,991	12,341	7,792
Income tax expense	619	412	1,019	1,737
Net income	$2,046	$1,579	$11,322	$6,055

Basic earnings per share	$0.58	$0.47	$3.28	$1.81

Diluted earnings per share	$0.50	$0.46	$2.85	$1.75

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,542	3,340	3,449	3,343
Weighted average number of dilutive stock options outstanding	516	122	520	111
Denominator used for diluted per share computations	4,058	3,462	3,969	3,454

Dividends declared per share	$0.13	$0.12	$0.39	$0.36

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,046	$1,579	$11,322	$6,055
Other comprehensive (loss) income:
Foreign currency translation adjustment	(310)	270	(330)	142
Comprehensive income	$1,736	$1,849	$10,993	$6,197

See Notes to Condensed Consolidated Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2020	3,336,413	$12,094	$(14,522)	$8,304	$(2,116)	$55,247	$59,007
Net income						1,579	1,579
Other comprehensive income					270		270
Stock compensation expense				327			327
Distributions to shareholders						(401)	(401)
Issuance of common stock	2,500	7		52			59
Cash settlement of stock options				(245)			(245)
Balances September 30, 2020	3,338,913	$12,101	$(14,522)	$8,438	$(1,846)	$56,425	$60,596

For the three months ended September 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	$74,452
Net income						2,046	2,046
Other comprehensive loss					(310)		(310)
Stock compensation expense				455			455
Distributions to shareholders						(463)	(463)
Issuance of common stock	30,479	77		291			368
Balances September 30, 2021	3,559,687	$12,653	$(14,522)	$11,575	$(1,156)	$67,998	$76,548

For the nine months ended September 30, 2020

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094	$(14,235)	$8,262	$(1,988)	$51,571	$55,704
Net income						6,055	6,055
Other comprehensive income					142		142
Stock compensation expense				929			929
Distributions to shareholders						(1,201)	(1,201)
Issuance of common stock	2,500	7		52			59
Cash settlement of stock options				(805)			(805)
Purchase of treasury stock	(14,420)		(287)				(287)
Balances September 30, 2020	3,338,913	$12,101	$(14,522)	$8,438	$(1,846)	$56,425	$60,596

For the nine months ended September 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						11,322	11,322
Other comprehensive loss					(330)		(330)
Stock compensation expense				1,341			1,341
Distributions to shareholders						(1,357)	(1,357)
Issuance of common stock	220,774	552		2,514			3,066
Cash settlement of stock options				(211)			(211)
Balances September 30, 2021	3,559,687	$12,653	$(14,522)	$11,575	$(1,156)	$67,998	$76,548

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,322	$6,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,809	1,830
Amortization of intangible assets	1,111	991
Non-cash lease expense	170	57
Stock compensation expense	1,341	929
Provision for bad debt	79	910
PPP loan forgiveness	(3,508)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,060)	(7,293)
Inventories	1,678	(8,544)
Prepaid expenses and other current assets	(859)	121
Accounts payable	(959)	2,040
Other accrued liabilities	(145)	4,645
Total adjustments	(8,343)	(4,314)
Net cash provided by operating activities	2,979	1,741

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,792)	(2,081)
Acquisition of First Aid Central	-	(2,074)
Net cash used in investing activities	(4,792)	(4,155)

Cash flows from financing activities:
Net borrowings of long-term debt	1,687	(2,537)
Proceeds from PPP Loan	-	3,508
Cash settlement of stock options	(211)	(805)
Repayments on mortgage	(200)	(200)
Proceeds from issuance of common stock	3,066	59
Distributions to shareholders	(1,329)	(1,201)
Purchase of treasury shares	-	(287)
Net cash provided by (used in) financing activities	3,013	(1,463)

Effect of exchange rate changes on cash and cash equivalents	(61)	86
Net change in cash and cash equivalents	1,139	(3,791)

Cash and cash equivalents at beginning of period	4,167	6,822

Cash and cash equivalents at end of period	$5,306	$3,031

Supplemental cash flow information:
Cash paid for income taxes	$1,070	$415
Cash paid for interest	$660	$751

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

The Company has evaluated events and transactions subsequent to September 30, 2021 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$18,769	$1,932	$2,863	$23,564
First Aid and Safety	22,278	1,653	$428	24,359

Total Net Sales	$41,047	$3,585	$3,291	$47,923

For the three months ended September 30, 2020

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$18,656	$2,199	$3,013	$23,868
First Aid and Safety	18,000	1,174	274	19,448

Total Net Sales	$36,656	$3,373	$3,287	$43,316

For the nine months ended September 30, 2021

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$50,494	$5,572	$10,283	$66,349
First Aid and Safety	63,441	5,336	1,169	69,946

Total Net Sales	$113,935	$10,908	$11,452	$136,295

For the nine months ended September 30, 2020

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$50,088	$4,860	$8,505	$63,453
First Aid and Safety	55,488	3,315	877	59,680

Total Net Sales	$105,576	$8,175	$9,382	$123,133

4. Debt and Shareholders’ Equity

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. As of September 30, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

As of September 30, 2021, and December 31, 2020, the Company had outstanding borrowings of $40,454,000 and $38,767,000, respectively, under the Company’s revolving loan agreement with HSBC.

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

During the three months ended September 30, 2021, the Company issued a total of 30,479 shares of common stock and received aggregate proceeds of approximately $368,000 upon exercise of employee stock options. During the nine months ended September 30, 2021, the Company issued a total of 220,774 shares of common stock and received aggregate proceeds of approximately $3,066,000 upon exercise of employee stock options. Also during the nine months ended September 30, 2021, the Company, at its discretion, paid approximately $211,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of their respective options.

Also included in long term debt at December 31, 2020 was the amount then outstanding under a Paycheck Protection Program (PPP) loan; the loan was forgiven in the quarter ended June 30, 2021. See Note 9 – Paycheck Protection Program Loan for additional details.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 7% and 8% of the Company’s total net sales for the three and nine months ended September 30, 2021, compared to 12% and 11% for the comparable period in 2020.

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

The following table sets forth certain financial data by segment for three and nine months ended September 30, 2021 and 2020:

Financial data by segment:

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
Sales to external customers:	2021	2020	2021	2020
United States	$41,060	$36,656	$113,948	$105,576
Canada	3,585	3,373	10,907	8,175
Europe	3,278	3,287	11,440	9,382
Consolidated	$47,923	$43,316	$136,295	$123,133

Operating income:
United States	$2,425	$1,189	$7,231	$6,442
Canada	418	600	1,452	1,173
Europe	118	335	1,034	901
Consolidated	$2,961	$2,124	$9,717	$8,516

Interest expense, net	(228)	(168)	(671)	(722)
Other (expense) income, net	(68)	35	3,295	(2)
Consolidated income before income taxes	$2,665	$1,991	$12,341	$7,792

Assets by segment:

(in thousands)

	September 30,	December 31,
	2021	2020
United States	$122,620	$113,831
Canada	9,294	7,432
Europe	9,517	8,605
Consolidated	$141,431	$129,868

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $455,000 and $1,341,000 for the three and nine months ended September 30, 2021, respectively, compared to approximately $327,000 and $929,000 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was a total of $4,347,695 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended September 30, 2021, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2021, lease expense in the amount of $0.2 million was included in cost of goods sold and $0.6 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three months ended	Three months ended
Operating cash flow information:	September 30, 2021	September 30, 2020
Operating lease cost	$297	$284
Operating lease - cash flow	$236	$272

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$-

	Nine months ended	Nine months ended
Operating cash flow information:	September 30, 2021	September 30, 2020
Operating lease cost	$994	$899
Operating lease - cash flow	$796	$839

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$1,575	$-

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term	4.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2021:

2021 (remaining)	$270
2022	1,081
2023	961
2024	702
2025	613
Thereafter	140

Total future minimum lease payments	$3,767
Less: imputed interest	(337)
Present value of lease liabilities - current	945
Present value of lease liabilities - non-current	$2,485

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

10. Other Accrued Liabilities

Other current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2021	2020
Customer Rebates	$6,321	$6,068
Accrued Compensation	1,915	3,072
Dividend Payable	463	435
Other	2,516	1,885
Total:	$11,215	$11,460

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results, including the global COVID-19 pandemic, future waves of COVID-19, including through the Delta variant and any new variant strains of the underlying virus; any future pandemics; the continuing effectiveness, global availability,  and public acceptance of existing vaccines; the effectiveness, availability, and public acceptance of vaccines against variant strains of potential new viruses; the strength of economic recovery and accelerating inflation, and the heightened impact the pandemic has on many of the risks described herein, including, without limitation, risks relating to disruptions in our supply chain and labor force, any of which could materially adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following:  (i) changes in the Company’s plans, strategies, objectives, expectations and intentions,  which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) the potential disruptions in the Company’s supply chains, whether caused by COVID-19 or otherwise; (iv) changes in client needs and consumer spending habits; (v) the impact of competition; (vi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (vii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including additional inventory acquired to respond to COVID-19 related uncertainties; (ix) rising wages and benefits; (x) labor shortages; (xi) the impact of rising inflation rates; (xii) currency fluctuations;  (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

COVID-19 Pandemic and Macroeconomic Related Considerations

As noted above under “Forward-Looking Statements”, COVID-19 and the various problems directly or indirectly caused or exacerbated by COVID-19 continue to present certain significant risks and uncertainties to the Company and its operations. Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic and certain related challenges have affected the Company’s financial results and business operations.    These challenges include: difficulties in hiring employees for its manufacturing and distribution centers due to current domestic labor shortages, increased labor costs, and higher employee turnover compared to pre-pandemic levels.

In addition, the Company has experienced and continues to experience domestic and international disruptions in its supply chain due to port delays, container shortages, and trucking shortages which have been exacerbated by COVID-19.  As a result, the Company has been acquiring and subsequently maintaining additional inventory to minimize the impact of any potential disruption to its supply chain. The Company believes that it has sufficient inventory of its products to meet anticipated demand in the near future. However, any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic and the continuation of related supply chain and labor issues, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended September 30, 2021 were $47,923,000 compared with $43,316,000 in the same period in 2020, a 11% increase. Consolidated net sales for nine months ended September 30, 2021 were $136,295,000 compared with $123,133,000 in the same period in 2020, a 11% increase.

Sales in the U.S. for the three and nine months ended September 30, 2021 increased 12% and increased 8%, respectively, compared to the same periods in 2020. The increase in sales for the three and nine months was primarily due to strong sales of first aid and medical products.

Net sales in Canada for the three months ended September 30, 2021, increased 6% and were constant in local currency compared to the same period in 2020. Higher sales of First Aid Central products were offset by lower sales of school and office products. In 2020, back-to-school shipments were delayed from the second to the third quarter due to the COVID-19 lockdowns in the second quarter of 2020.  Net sales in the nine months ended September 30, 2021, increased 33% in U.S. dollars and 23% in local currency compared to the first nine months of 2020 primarily due to higher sales of First Aid Central products.

European net sales for the third quarter of 2021 were constant in both U.S. dollars and local currency compared to the third quarter of 2020 due to the timing of several large orders in 2020.  Net sales for the nine months ended September 30, 2021, increased 22% in U.S. dollars and 15% in local currency compared to the first nine months of 2020, mainly due to sales growth in the ecommerce channel across all product lines and market share gains in Westcott school and office products.

Gross profit

Gross profit for the three months ended September 30, 2021 was $17,005,000 (35.5% of net sales) compared to $14,956,000 (34.5% of net sales) in the same period in 2020. Gross profit for the nine months ended September 30, 2021 was $48,745,000 (35.8% of net sales) compared to $44,539,000 (36.2% of net sales) for the same period in 2020.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2021 were $14,044,000 (29.3% of net sales) compared with $12,832,000 (29.6% of net sales) in the same period in 2020, an increase of $1,212,000. SG&A expenses for the nine months ended September 30, 2021 were $39,028,000 (28.6% of net sales) compared with $36,023,000 (29.3% of net sales) for the same periods of 2020, an increase of $3,005,000. The increases in SG&A expenses for three and nine months ended September 30, 2021, compared to the same period in 2020 were primarily due to higher personnel related costs, higher commissions and shipping costs related to higher sales and personnel and other additional costs resulting from the acquisition of Med Nap.

Operating income

Operating income for the three months ended September 30, 2021 was $2,961,000 compared with $2,124,000 in the same period of 2020. Operating income for the nine months ended September 30, 2021 was $9,717,000 compared with $8,516,000 in the same period of 2020.

Operating income in the U.S. segment increased by $1,236,000 and $789,000 for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Operating income in the Canadian segment decreased by $182,000 and increased by $279,000 in U.S. dollars for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Operating income in the European segment decreased by $217,000 and increased $133,000 in U.S. dollars for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020.

Interest expense, net

Interest expense, net for the three months ended September 30, 2021 was $228,000 compared with $168,000 in the same period of 2020, a $60,000 increase. The increase in interest expense is due to higher average debt outstanding.  Interest expense, net for the nine months ended September 30, 2021 was $671,000 compared with $722,000 for the same period of 2020, a $51,000 decrease.

Other (expense) income, net

Total other (expense), net was $68,000 in the three months ended September 30, 2021 compared to other income of $35,000 in the same period of 2020. Total other income, net was $3,295,000 in the nine months ended September 30, 2021 compared to other expense of $2,000 in the same period of 2020.  The increase in other income, net for the nine months ended September 30, 2021, was primarily due to $3,508,047 of income related to the forgiveness of the PPP Loan.

Income taxes

Income tax expense for the nine months ended September 30, 2021, included a $0.9 million tax credit for stock-based compensation. The Company’s effective tax rates for the three and nine months ended September 30, 2021, excluding the tax credit and the income from the PPP loan forgiveness, were 23% and 22%, respectively, compared to 21% and 22%, respectively, in the same periods in 2020.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2021, working capital increased approximately $10.0 million compared to December 31, 2020. Inventory decreased approximately $2.0 million at September 30, 2021 compared to December 31, 2020. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.4 at September 30, 2021 compared to 2.4 at December 31, 2020.  Receivables increased by approximately $8.9 million at September 30, 2021 compared to December 31, 2020.  The average number of days sales outstanding in accounts receivable was 60 days at each of September 30, 2021 and December 31, 2020.  Accounts payable and other current liabilities decreased by approximately $.9 million at September 30, 2021 compared to December 31, 2020.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2021	2020
Working capital	$73,525	$63,485
Current ratio	4.84	4.14
Long term debt to equity ratio	56.4%	72.0%

Long-term debt consists of borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, dividends, acquisitions, share repurchases and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At September 30, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

During the first nine months of 2021, total debt outstanding under the Company’s revolving credit facility increased by approximately $1.7 million, compared to total debt thereunder at December 31, 2020. As of September 30, 2021, $40,454,000 was outstanding and $9,546,000 was available for borrowing under the Company’s credit facility.

Also included in long-term debt are amounts outstanding under the variable rate mortgage related on the Company’s manufacturing and distribution facility in Vancouver, WA. At September 30, 2021, there was approximately $3.0 million outstanding on the mortgage.

As described above, commencing late in the first quarter of 2020, the Company has encountered challenges as a result of the COVID-19 pandemic that could have material adverse consequences for our liquidity as a result of a number of factors.  Additionally, as noted above, the Company has incurred and continues to incur increased operational and other expenses due to labor shortages and supply chain issues as a result of the COVID-19 pandemic.  In order to address problems that may arise as a result of any such potential disruption, the Company has increased its inventory of its principal products above customary levels.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2021 as a result of an identified material weakness.  As described in the Company's Form 10-K for the year ended December 31, 2020, the Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse (the “Warehouse”) were not effective as the cycle count program used did not demonstrate that inventory quantities were sufficiently counted. The Company's remediation efforts related to this material weakness are ongoing. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented.  Our independent public accounting firm, Marcum LLP, audited our consolidated financial statements at December 31, 2020, and for each of the two years in the period ended December 31, 2020, and their report expressed an unqualified opinion on our consolidated financial statements.

(b)	Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including:

●  The Company has evaluated the processes, procedures and controls related to the Warehouse cycle count program and has commenced making changes as considered appropriate, including those changes described below, to address the control deficiency.

●  In the second quarter of 2021, the Company completed the installation of a new inventory management system at the warehouse.  The new software is intended to enable the Company to conduct its inventory cycle count program more efficiently and effectively.

●  The Company continues to allocate additional resources to the implementation of its inventory count program, including the hiring of additional personnel for the program.  The Company will conduct a full physical inventory count at the Warehouse to provide evidence on existence of its inventory for the year ended December 31, 2021.

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

Dated: November 9, 2021

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 9, 2021