Form 10-K
period 2021-12-31
ACME UNITED CORP
filed 2022-03-30
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $138,013,594.

Registrant had 3,520,646 shares of its $2.50 par value Common Stock outstanding as of March 12, 2022.

DOCUMENTS INCORPORATE BY REFERENCE

(1)        Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 25, 2022 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Part III.

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative first aid and medical products and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. Its principal products sold across all segments are first aid kits, and medical products, scissors, shears, knives, rulers, pencil sharpeners and sharpening tools. The Company sells its products primarily to mass market and e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply superstores, sporting goods stores, and hardware chains.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2021 were $182.0 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. The Company assembles its first aid kits at its facilities in Vancouver, WA, Rocky Mount, NC and Laval, Canada. The components for the first aid kits are primarily sourced from U.S. suppliers.  In addition, the Company has manufacturing facilities in the U.S. at Smyrna, TN and Santa Ana, CA for Spill Magic absorbent products, Marlborough, MA for DMT sharpening tools, and Brooksville, FL for Med-Nap alcohol and benzalkonium chloride non-alcohol (BZK) wipes.

Recent accomplishments and initiatives

The Company’s key business accomplishments and initiatives include the following elements:

•	Twelve years of consecutive sales growth averaging 10%;

•

Diversification of Product Lines – During the past six years, sales of first aid and medical products have grown to over 50% of total sales.  As a result, our reliance on sales of school and office products has declined, although such sales have also increased;

•

Successful integration of two first aid and safety acquisitions made in 2020, First Aid Central, a Montreal-based supplier of first aid kits and safety, and Med-Nap LLC, a Florida-based manufacturer of antiseptic prep pad and towelette solutions. In addition, we have significantly expanded the production, distribution capacities, and product lines of the two acquired businesses.

•	Implementation of a new warehouse management system that will lead to improve efficiencies in 2022.

•	In 2021, the Company took several steps that significantly improved its capital position, including:

-

Entering into a new mortgage agreement with HSBC Bank in December 2021 covering its properties in Vancouver, Washington and Rocky Mount, North Carolina.  The mortgage is $11.6 million with a fixed rate of 3.8%.  During this time of increasing inflation, the Company has been able to fix the interest rate on $11.6 million of its capitalization.  The new facility also has the effect of increasing capacity under our revolving line of credit to fund growth and potential acquisitions.

-

In June 2021, the Company’s Paycheck Protection Program (PPP) loan of $3,580,047 was fully forgiven by the Small Business Administration, after management had successfully navigated the SBA’s extensive approval process.

•

Commencing in 2020 and continuing through the present, Executive management has taken decisive actions to respond to the unprecedented business and operational uncertainties and disruption caused by the pandemic.  These actions included:

-

Taking steps beginning in 2020 to protect our global workforce, including travel restrictions, work-from-home requirements and preventative measures at our sites, and subsequently taking additional actions in response to changing circumstances.

-	Increasing inventory across its product lines by approximately 40% through the 21-month period ending December 31, 2021, to ensure adequacy of product availability.

-	Proactively managing its supply chains to minimize the impact of actual and potential disruptions and to ensure supply chain continuity.

-	Managing increases in the Company’s costs, labor shortages and other operational challenges.

-	Managing through macroeconomic uncertainty created by the pandemic by preserving the Company’s liquidity, engaging in cash preservation initiatives, and cost control measures.

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

FIRST AID AND MEDICAL

First Aid and Medical

First Aid Only

The First Aid Only brand offers first aid and medical products that meet regulatory requirements for a broad range of industries.  The Smart Compliance® first aid system is an effective solution for maintaining compliance with ANSI standards. The Company’s SafetyHub App technology digitizes the replenishment process for a broad range of first aid components and provides data analytics to manage costs. In 2019, we introduced our next generation SmartCompliance Complete ™ which offers a modular system that addresses first aid, bloodborne pathogen, bleed control, eyewash and OTC medication requirements for the most challenging workplace environments.

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

First Aid Central

First Aid Central has been a trusted provider and manufacturer of a wide variety of first aid kits since 2007.  They assist Canadian businesses to stay compliant with federal & provincial first aid and safety regulations through their wide variety of first aid kits, refills, and safety supplies, including CPR kits, burn kits, and automotive and emergency first aid kits.

Med-Nap

Med-Nap, an Acme United brand since 2020, manufactures critical FDA regulated components found in first aid kits and used by healthcare facilities, including alcohol prep pads, alcohol wipes, benzalkonium chloride non-alcohol wipes, various antiseptic wipes, castile soap, and lens cleaning wipes. Med-Nap provides to the Company vertical integration advantages including shorter delivery times, lower total costs, and a secure U.S. source of supply during unprecedented healthcare challenges. The facilities offer a platform for future product expansion.

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

Westcott continues to expand their catalog of craft items with patented new technologies, handle designs and construction that has driven Westcott to be a leader in fun, fashionable and functional solutions for students and adults.  In addition, Westcott continues to build on its cutting line with an expanded assortment of ceramic safety knives which include new features, allowing its customers to remain safer on the job.

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, lawn & garden, food processing, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2021, Clauss was the first to innovate and apply industrial Titanium Carbide infused blades which has revolutionized cutting performance and edge-retention for hardware and industrial based cutting applications.

Camillus

Since 1876 Camillus has been supplying innovative and high-quality knives. The Camillus brand has a strong heritage in the hunting, sporting, survival and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade, folding knives, line of sight cutting tools and tactical tools. Many of the knives are enhanced with titanium carbonitride coatings to increase the hardness of the blade of up to 10 times that of untreated stainless steel.  In 2021 Camillus continued its innovative path in creating outdoor tools that serve its customers with multifunction features, which allow outdoor enthusiasts to carry less tools.

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

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT, Pac-Kit, Spill Magic and First Aid Central. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2021 was 9 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to mass market, ecommerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. The Company had two customers in 2021 and 2020, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 17% and 11% of consolidated net sales in 2021 and 18% and 12% in 2020.

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

Employees and Human Capital Considerations

As of December 31, 2021, the Company employed 654 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

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

The Company’s expectations for both short and long-term future net revenues are based on the Company’s estimates of future demand. Orders from the Company’s principal customers are ultimately based on demand from end-users and end-user demand can be difficult to predict. Low end-user demand would negatively affect orders the Company receives from distributors and other principal customers which could, in turn adversely affect the Company’s revenues in any fiscal period. Additionally, revenue is based, in part, upon the Company’s ability to source its products and timely ship them to customers to meet such demand.  If the Company’s estimates of sales are not accurate and the Company experiences unforeseen variability in its revenues and operating results, the Company may be unable to adjust its expense levels accordingly and its profit margins could be adversely affected.

If we identify a material weakness in our internal controls over financial reporting, such material weakness could result in material misstatements in our financial statements.

During the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting related to the Company’s inventory cycle count program at our Rocky Mount, NC warehouse (the Warehouse), as described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis However, there were no material misstatements in our financial statements for the year ended December 31, 2020 as a result of this material weakness. To remediate the material weakness, at the end of 2021, the Company conducted a full physical inventory count at the Warehouse to provide evidence on existence of its inventory for the year ended December 31, 2021. As a result, the Company concluded that the controls were appropriately designed and operating effectively and further concluded that the material weakness had been remediated. In addition, our independent public accounting firm, Marcum LLP, expressed an unqualified opinion on our consolidated financial statements in each of the two years for the period ended December 31, 2021.

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

The ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to many factors, some of which are beyond our control. These factors presently include the impact of supply chain issues and the COVID-19 pandemic on the Company.

Customers place great emphasis on timely delivery of our products for specific selling seasons, especially during our second and third fiscal quarters, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to customers. On-going risks of our business include vendor production delays, difficulties encountered in shipping from overseas, availability of shipping containers, customs clearance delays, and cybersecurity attacks on our vendors. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, cybersecurity attacks, possible acts of terrorism, general availability of trucks, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs. The COVID-19 pandemic caused and continues to cause disruptions in our global supply chain as a result of shortages of factory workers, travel restrictions, barriers to the movement of goods, and temporary closures of production facilities and distribution centers, all of which factors have resulted in extended lead times. Failure to deliver products to our customers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, has, in a number of instances, subjected us to penalties pursuant to certain of our contractual arrangements.  Should any of the foregoing occur to a material extent, our reputation and brands could be damaged and we could suffer the loss of customers or reduced orders.

Matters relating to the employment market and prevailing wage standards may adversely affect our business.

Our ability to meet our labor needs on a cost-effective basis is subject to numerous external factors, including the availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates which have increased significantly, health and other insurance costs and changes in employment and labor laws. In the event prevailing wage rates continue to increase in the markets in which we operate, we may be required to concurrently increase the wages paid to our employees to maintain the quality of our workforce and customer service. To the extent such increases are not offset by price increases, our profit margins may decrease as a result. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Further, we rely on the ability to attract and retain labor on a cost-effective basis. The availability of labor in certain of the markets in which we operate has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. Our ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors, including the ability to protect staff during the COVID-19 pandemic. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our profit margins may materially decline as a result.

The Company’s business is subject to risks associated with seasonality which could adversely affect its cash flow, financial condition, or results of operations.

The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May through August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize in any year for any reason, including the continuing impact of the COVID-19 pandemic, the Company could experience a material adverse effect on its business, financial condition and results of operations.

Failure to manage growth and continue to expand our operations successfully could adversely affect our financial results.

Our business has experienced significant historical growth over the years including through two new strategic acquisitions in 2020. We expect our business to continue to grow organically and seek to grow through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. The Company had two customers in 2021 and 2020, respectively, that individually exceeded 10% of consolidated net sales. Net sales to those customers were approximately 17% and 11% in 2021 and 18% and 12% in 2020, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 18% of our net sales in 2021 and has been our fastest growing distribution channel over the last several years. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites. Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

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

Future market and competitive pressures may prohibit the Company from raising prices to offset increased product costs, shipping costs, labor costs, and other inflationary items, whether due to increases in the costs of raw materials or components or to the COVID-19 pandemic, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations.

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at the Prime Rate less 1.25%. In response to the COVID pandemic, actions of the U.S. Federal Reserve and other central banking institutions were taken to create and maintain a low interest rate environment.  However, the U.S. Federal Reserve has indicated that it intends to increase interest rates in 2022.  Increases in interest rates would increase our interest costs on our variable-rate debt as well as any future fixed rate debt. Any increase in the interest which we pay would reduce our cash available for working capital, acquisitions, and other uses.

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

Claims for losses or injuries allegedly caused by some of the Company’s products could arise in the ordinary course of its business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or the value of its brands. The Company also could be required to recall possible defective products, which, if material, could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a deductible or could be excluded under the terms of the policy. Historically, the Company has not experienced any material product liability claims or regulatory actions.

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

The Company sources its products from suppliers located in Asia, Europe and the United States. The Company’s Asia vendors are located primarily in China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes, and, commencing in 2020 through the present, the impact of the COVID-19 pandemic. The Company’s ability to continue to select and retain reliable vendors and suppliers who provide timely deliveries of quality products efficiently will impact its success in meeting customer demand for timely delivery of quality products.

The Company’s sourcing operations and its vendors are impacted by labor costs in China. Labor historically has been readily available at low cost relative to labor costs in North America. However, labor costs have risen in some regions due to the impact of the COVID-19 pandemic and the effects of rapid social, political and economic changes.  There can be no assurance that labor will continue to be available to the Company’s suppliers in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations in China. Interruption to supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has increased against the U.S. Dollar during the last two years. If the Chinese Renminbi continues to increase with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

Additional factors that could adversely affect the Company’s business in connection with its foreign suppliers include increases in transportation costs, new or increased import duties, transportation delays, work stoppages, capacity constraints and poor quality; the possibility that the Company might experience any of these factors has been increased by the COVID-19 pandemic.

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

Pandemic Related Risks

The economic effects of the COVID-19 pandemic and measures taken to arrest its spread, as well as measures we have taken and continue to take in response to the pandemic, could adversely impact our business, including our operating results, financial condition and liquidity.

The outbreak and global spread of the COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and continues to impact our business operations. The extent to which COVID-19 will continue to impact our business is highly uncertain and will depend on future developments, including the efficacy and public acceptance of vaccines, the spread of COVID-19 variants and the extent of federal, state, and local government responses affecting the economy. These impacts may include, but are not limited to:

•

Significant weakness, reductions or volatility in demand for one or more of our products, which have been and may in the future be caused by, among other things: the temporary inability of consumers to purchase our products, store closures, office closures, school closures or delayed opening for schools and other higher education programs, quarantine or other travel restrictions, or financial hardship among customers, retailers and consumers, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or prior stockpiling of goods; if prolonged, such impacts could further increase the difficulty in planning our operations, which, in turn, may adversely impact our results of operations, liquidity and financial condition;

•

Difficult or inability in meeting our customers’ needs and achieving cost targets due to disruptions in our manufacturing operations, supply arrangements as well as distribution centers caused by the disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;

•

Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, contractors, external business partners, and customers to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties. Any such failure or disruption may adversely impact our operations, liquidity and financial condition; or

•

Significant changes in the political and labor conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, safety protocols or restrictions that limit or close our facilities; restrict our employees’ ability or willingness to travel or perform necessary business functions, or otherwise prevent our facilities or our suppliers or customers from adequately staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results of operations, liquidity and financial condition.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of the COVID-19 pandemic could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control. In this regard, the extent of the impact of the pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the ultimate duration and severity of the COVID-19 pandemic and its impact on the U.S. and global economies.

Vaccine mandates applicable to us could have a material adverse impact on our business and results of operations.

OSHA issued an ETS in November 2021 that mandated either the full vaccination or weekly testing of employees for employers with 100 or more employees.  On January 13, 2022, the U.S. Supreme Court re-imposed a previously ordered stay of the ETS and returned the case to the Sixth Circuit Court of Appeals. The majority of the Supreme Court held that the challengers to the ETS were likely to prevail on the merits because OSHA exceeded its statutory authority. While the Supreme Court’s ruling enjoined OSHA from imposing its mandate, the ruling has no impact on the ability of private employers to impose their own vaccine mandate. On January 25, 2022, OSHA announced it was withdrawing the ETS as a result of the U.S. Supreme Court ruling.   However, any additional vaccine mandates, or the requirement for employees to receive vaccine booster doses, may be announced in other jurisdictions in which our businesses operate. Our implementation of existing or additional vaccine mandates may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Common Stock

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase programs.

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under applicable law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease. At December 31, 2021, a total of 160,365 shares may be purchased in the future under the repurchase program which the Company announced in 2019.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 3,098,053 shares of our common stock held by non-affiliates as of December 31, 2021. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Brooksville, FL	340,000 53,000 42,460	Warehousing and distribution Warehousing and distribution Manufacturing, warehousing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	470,460
Leased
Shelton, CT	34,200	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	14,500	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	197,600

Total:	668,060

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. During the twelve months ended December 31, 2021, the Company repurchased a total of 43,214 shares of its Common Stock, 3,579 shares under the repurchase program announced in 2010 and 39,635 shares under the repurchase plan announced in 2019. As of December 31, 2021, a total of 160,365 may be purchased under the repurchase program announced in 2019. The 2019 program does not have an expiration date.

Item 6. Reserved

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results, including those risks and uncertainties resulting from the global COVID-19 pandemic, future waves of COVID-19, including through the Delta and Omicrom variants and any new variant strains of the underlying virus; any future pandemics; the continuing effectiveness, global availability, and public acceptance of existing vaccines; the effectiveness, availability, and public acceptance of vaccines against variant strains of potential new viruses; and the heightened impact the pandemic has on many of the risks described herein, including, without limitation, risks relating to disruptions in our supply chain, and labor shortages, any of which could materially adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) additional disruptions in the Company’s supply chains, whether caused by COVID-19 or otherwise; (iv) labor shortages and related costs the Company may incur, including costs of acquiring and training new employees; (v) the impact of rising inflation rates; (vi) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including the additional inventory it acquired in 2020 and 2021 in anticipation of supply chain disruptions; uncertainties; (vii) changes in client needs and consumer spending habits; (viii) the impact of competition; (ix) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (x) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xi) rising wages and benefits; (xii) currency fluctuations; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in this Report Annual Report on Form 10-K and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by applicable law or regulation.

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

Revenue Recognition – The Company's revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment “FOB Shipping Point” or upon delivery “FOB Destination". When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives earned based on promotional programs in place volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers, in the notes to consolidated financial statements in this report for a more detailed discussion.

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

Obsolete and Slow Moving Inventory – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is determined by the first-in, first-out method. An allowance is established to adjust the cost of inventory to its net realizable value. Inventory allowances are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Income Taxes – Deferred income tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred income tax assets to an amount that is more likely than not to be realized.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2021 was 9 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2021 and 2020, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Results of Operations 2021 Compared with 2020

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

COVID-19 Pandemic Related Considerations

As noted above under “Forward-Looking Statements” and the Risk Factors described in Item 1A included in this Report Annual Report on Form 10-K, in response to the COVID-19 pandemic U.S. federal, state, local, and foreign governments adopted mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. Notwithstanding a general improvement in conditions and reduction of adverse effects from the pandemic, as of December 31, 2021 there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic and certain related challenges have affected the Company’s financial results and business operations. These challenges include: difficulties in hiring employees for its manufacturing and distribution centers due to current domestic labor shortages, increased labor costs, higher employee turnover compared to pre-pandemic levels.  In addition, a portion of the Company’s workforce in its headquarters and elsewhere continue to work remotely.  As a result, the Company has experienced and continues to experience operating inefficiencies.

In addition, as economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have, in certain cases, affected our ability to ship products in a timely manner. These supply chain disruptions and the increase in demand have also led to increased freight, labor and product costs that affected our operating margin in 2021, and those disruptions and increased costs are likely to persist in the near term and potentially for the foreseeable future.  As a result, the Company, beginning in April 2020 and continuing through the end of 2021 and through the present has acquired and maintained additional inventory to minimize the impact of any potential disruption to its supply chain. The Company believes that it has sufficient inventory of its products to meet anticipated demand in the near future. However, any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic and the continuation of related supply chain and labor issues, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Further, the resurgence in the spread of COVID-19 toward the end of 2021 and into 2022 has created greater uncertainty regarding the economic outlook for the near term, even as vaccines have become widely available.  The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Net Sales

In 2021, sales increased by $18,084,519, or 11%, to $182,087,559 compared to $164,003,040 in 2020.

The U.S. segment sales increased by 9%, in 2021 compared to 2020. Approximately 65% was attributable to strong sales of first aid and medical products, primarily due to continued market share gains in the industrial channel as well as increases in mass market and e-commerce channels. Approximately 35% of the growth came from strong sales of Westcott craft products.

Net sales in Canada for the year ended December 31, 2021, increased 31% in U.S. dollars and 22% in local currency compared to the same period in 2020, primarily due to higher sales of first aid products.

European net sales for the year ended December 31, 2021, increased 19% in U.S. dollars and 15% in local currency, compared with the same period in 2020. Approximately 75% of the increase was due to increased sales in the e-commerce channel across all brands.  The remaining growth was mainly due to market share gains in Westcott cutting products

Gross Profit

Gross profit was 35.6% of net sales in 2021 compared to 36.3% in 2020.  The decline was primarily due to cost inflation pressures and higher transportation costs, which equally contributed to the decline. Price increases have partially offset the cost increases.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $52,030,370 in 2021 compared with $48,182,050 in 2020, an increase of $3,848,320, or 8.0%. SG&A expenses were 28.6% of net sales in 2021 compared to 29.4% in 2020. Approximately 80% of the increase in SG&A expenses was due to higher commissions and shipping costs related to higher sales. The remaining increases was mainly due to added expenses related to the acquisition of Med Nap.

Operating Income

Operating income was $12,769,987 in 2021, compared with $11,412,664 in 2020, and increase of $1,357,323. Operating income in the U.S. segment increased in 2021 by approximately $649,000 over 2020, primarily due to higher sales. Operating income in Canada increased in 2021 by approximately $561,000 over 2020, primarily due to the acquisition of First Aid Central. Operating income in the European segment increased in 2021 by approximately $147,000 over 2020, primarily due to higher sales.

Interest Expense, Net

Net interest expense for 2021 was $908,223, compared with $919,709 for 2020, a decrease of $11,486.

Other Expense

Other expense was $194,877 in 2021 compared to $666,227 in 2020. The decrease in other expense is primarily related to a one-time non-cash charge of approximately $750,000 related to the termination of the Company’s Defined Benefit Pension Plan in 2020.

Income Tax Expense

Income tax expense was $1,519,255 in 2021, resulting in an effective tax rate of 10% compared to 1,727,962, an effective tax rate of 18% in 2020. Income tax expense in 2021 included a $1.4 million tax credit for stock-based compensation.  The Company’s effective tax rate for the year ended December 31, 2021, excluding the tax credit and the income from the PPP Loan forgiveness was 24%, compared to 21% in 2020. The higher effective tax rate in 2021 is due to a higher proportion of earnings in jurisdictions with a higher tax rate.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2021.

Liquidity and Capital Resources

During 2021, working capital increased by approximately $11.5 million compared to December 31, 2020. Inventory increased by approximately $3 million, or 6%. The increase was primarily due to anticipated growth in our business as well as the acquisition of product to offset the impact of potential supply chain interruptions. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover calculated using a twelve-month average inventory balance, was 2.3 at December 31, 2021 as compared to 2.3 at December 31, 2020. The reserve for slow moving and obsolete inventory was $1,554,217 at December 31, 2021 compared to $1,471,925 at December 31, 2020. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2022.

Receivables increased by approximately $7.0 million at December 31, 2021 compared to December 31, 2020. The increase is primarily due to higher sales in the second half of the fourth quarter.  The average number of days sales outstanding in accounts receivable was 60 days in 2021 compared to 60 days in 2020.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, share repurchases, dividends, acquisition and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At December 31, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

At December 31, 2021, total debt outstanding under the Company’s revolving credit facility decreased by approximately $5.7 million compared to total debt at December 31, 2020. As of December 31, 2021, $33,037,172 was outstanding and $16,962,828 was available for borrowing under the Company’s revolving credit facility.

On May 7, 2020, the Company received a two-year loan (the “PPP Loan”) from HSBC Bank USA, N.A., the lender, in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act).

Under the CARES Act, all or a portion of the PPP Loan was eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender, upon application by the Company, provided that the Company shall have used the loan proceeds for certain eligible purposes.  The PPP Loan was fully forgiven by the SBA and on June 9, 2021, payment in the amount of $3,508,047 was made by the SBA to the lender.   The Company recorded the amount forgiven as income during the year ended December 31, 2021.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. The outstanding principal on December 31, 2021, was $11,620,000.

Capital expenditures during 2021 and 2020 were $6,372,615 and $2,569,174, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.  The increase is primarily related to improvements at our distribution center in Rocky Mount, NC including new HVAC (approximately $2 million) and warehouse management systems (approximately $1 million).

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

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020
Net sales	$182,087,559	$164,003,040
Cost of goods sold	117,287,202	104,408,326

Gross profit	64,800,357	59,594,714

Selling, general and administrative expenses	52,030,370	48,182,050
Operating income	12,769,987	11,412,664

Non-operating items:
Interest:
Interest expense	(921,965)	(944,363)
Interest income	13,742	24,654
Interest expense, net	(908,223)	(919,709)
PPP loan forgiveness	3,508,047	—
Other expense	(194,877)	(666,227)
Total other income (expense), net	3,313,170	(666,227)
Income before income tax expense	15,174,934	9,826,728
Income tax expense	1,519,255	1,727,962
Net income	$13,655,679	$8,098,766

Earnings per share:
Basic	$3.93	$2.42
Diluted	$3.45	$2.31

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2021	2020
Net income	$13,655,679	$8,098,766
Other comprehensive gain
Foreign currency translation	(554,681)	647,632
Change in net prior service credit and actuarial gains, net of income tax expense	-	514,271
Total other comprehensive (loss) income	(554,681)	1,161,903
Comprehensive income	$13,100,998	$9,260,669

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,843,349	$4,167,376
Accounts receivable, less allowance	34,220,635	27,173,431
Inventories	53,552,254	50,704,197
Prepaid expenses and other current assets	2,634,376	1,640,904
Total current assets	95,250,614	83,685,908

Property, plant and equipment:
Land	1,761,434	1,770,453
Buildings and building improvements	13,455,514	12,898,761
Machinery and equipment	29,760,410	24,524,045
Total property, plant and equipment	44,977,358	39,193,259
Less: accumulated depreciation	20,949,861	18,954,352
Net property, plant and equipment	24,027,497	20,238,907

Intangible assets, less accumulated amortization	17,230,529	18,721,423
Goodwill	4,799,829	4,799,829
Operating lease right-of-use asset, net	3,130,215	2,421,669
Total assets	$144,438,684	$129,867,736

LIABILITIES
Current liabilities:
Accounts payable	$8,976,629	$7,601,123
Operating lease liability - current portion	1,000,470	872,908
Current portion of mortgage payable	388,536	266,667
Other accrued liabilities	9,909,477	11,460,024
Total current liabilities	20,275,112	20,200,722
Long-term debt	33,037,172	38,767,167
Long-term debt-PPP Loan	-	3,508,047
Mortgage payable, net of current portion	11,080,923	2,911,111
Operating lease liability - non-current portion	2,364,236	1,654,025
Deferred income taxes	599,280	110,221
Total liabilities	67,356,723	67,151,293

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: - 5,065,518 shares issued and 3,520,646 shares outstanding in 2021; 4,840,571 shares issued and 3,338,913 shares outstanding in 2020,	12,654,787	12,100,663

Treasury stock, at cost, 1,544,872 in 2021 and 1,501,658 shares in 2020	(15,995,622)	(14,522,178)
Additional paid-in capital	11,930,067	7,930,673
Accumulated other comprehensive loss	(1,380,648)	(825,967)
Retained earnings	69,873,377	58,033,252
Total stockholders' equity	77,081,961	62,716,443
Total liabilities and stockholders' equity	$144,438,684	$129,867,736

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2019	3,350,833	$12,094,413	$(14,235,190)	$8,262,208	$(1,987,870)	$51,571,420	$55,704,981
Net income						8,098,766	8,098,766
Other comprehensive Income					1,161,903		1,161,903
Stock compensation expense				1,259,079			1,259,079
Distribution to shareholders						(1,636,934)	(1,636,934)
Issuance of common stock	2,500	$6,250		53,504			59,754
Cash settlement of stock options				(1,644,118)			(1,644,118)
Purchase of treasury stock	(14,420)		(286,988)				(286,988)
Balances, December 31, 2020	3,338,913	12,100,663	(14,522,178)	7,930,673	(825,967)	58,033,252	62,716,443
Net income						13,655,679	13,655,679
Other comprehensive loss					(554,681)		(554,681)
Stock compensation expense				1,806,758			1,806,758
Distribution to shareholders						(1,815,554)	(1,815,554)
Issuance of common stock	224,947	554,124		2,534,921			3,089,045
Cash settlement of stock options				(342,285)			(342,285)
Purchase of treasury stock	(43,214)		(1,473,444)				(1,473,444)
Balances, December 31, 2021	3,520,646	$12,654,787	$(15,995,622)	$11,930,067	$(1,380,648)	$69,873,377	$77,081,961

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
Operating activities:
Net income	$13,655,679	$8,098,766
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,557,680	2,427,557
Amortization	1,490,894	1,324,423
Stock compensation expense	1,806,758	1,259,079
Deferred income taxes	489,059	60,937
Non-cash lease expense	158,250	86,042
Provision for doubtful accounts	-	778,869
Pension settlement	-	526,857
PPP Loan Forgiveness	(3,508,047)	-
Changes in operating assets and liabilities
Accounts receivable	(7,228,368)	(2,028,341)
Inventories	(3,209,330)	(10,049,513)
Prepaid expenses and other current assets	(1,040,319)	159,078
Accounts payable	1,497,258	460,179
Other accrued liabilities	(1,528,936)	2,617,103
Total adjustments	(8,515,101)	(2,377,730)
Net cash provided by operating activities	5,140,578	5,721,036

Investing activities:
Purchase of property, plant and equipment	(6,372,615)	(2,569,174)
Acquisition of Med-Nap	-	(9,307,518)
Acquisition of First Aid Central	-	(2,075,210)
Net cash used by investing activities	(6,372,615)	(13,951,902)

Financing activities:
Net (repayments) borrowings of long-term debt	(5,729,995)	5,526,760
Proceeds from PPP Loan	-	3,508,047
Repayments on mortgage	(3,177,778)	(266,667)
Borrowing on mortgage	11,469,459	-
Distributions to stockholders	(1,792,356)	(1,604,706)
Cash settlement of stock options	(342,285)	(1,644,118)
Purchase of treasury stock	(1,473,444)	(286,988)
Issuance of common stock	3,089,045	58,754
Net cash provided by financing activities	2,042,646	5,291,082
Effect of exchange rate changes	(134,636)	285,277
Net increase (decrease) in cash and cash equivalents	675,973	(2,654,507)
Cash and cash equivalents at beginning of year	4,167,376	6,821,883
Cash and cash equivalents at end of year	$4,843,349	$4,167,376

Supplemental cash flow information:
Cash paid for income taxes	$874,996	$755,337
Cash paid for interest expense	$908,781	$930,357

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

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other expense were foreign currency transaction losses of $239,753 in 2021 and foreign currency transaction gains of $96,372 in 2020.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – Accounts receivable are shown less an allowance for doubtful accounts of $1,007,187 at December 31, 2021 and $1,151,715 at December 31, 2020.

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

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2021 was 9 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2021 and 2020, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

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

Shipping Costs – The costs of shipping product to our customers ($10,071,710 in 2021 and $7,486,600 in 2020) are included in selling, general and administrative expenses.  The increase in shipping costs is primarily related to higher sales volume, increased shipping rates and incremental expedited costs related the installation of the new warehouse management system in our Rocky Mount distribution center.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($976,268 in 2021 and $1,084,261 in 2020) are included in selling, general and administrative expenses.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2021 through the date the consolidated financial statements were included in this Form 10-K and filed with the SEC.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2021 and 2020, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these customers were approximately 17% and 11% of consolidated net sales in 2021 and 18% and 12% in 2020.

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

3. Inventories

Inventories consisted of:

	December 31,
	2021	2020
Finished goods	$40,412,875	$40,287,710
Work in process	88,847	67,208
Materials and supplies	13,050,532	10,349,279
Inventories:	$53,552,254	$50,704,197

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,554,217 as of December 31, 2021 and $1,471,925 as of December 31, 2020.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2021	2020
First Aid Only Tradename	$3,410,000	$3,410,000
First Aid Only Customer List	5,500,010	5,500,010
DMT Trademarks	1,387,000	1,387,000
DMT Customer List	1,369,000	1,369,000
DMT Non-Compete	183,000	183,000
Slice License Agreement	379,921	379,921
Patents	2,271,980	2,271,980
Trademarks	663,698	663,698
Pac-Kit Tradename, Customer List	1,500,000	1,500,000
Spill Magic Customer List	3,965,000	3,965,000
Spill Magic Trademarks	1,034,000	1,034,000
Spill Magic Non-Compete	67,111	67,111
C-Thru Customer List	1,050,000	1,050,000
FAC	1,332,963	1,332,963
Med-Nap	2,920,145	2,920,145
Subtotal	27,033,828	27,033,828
Less: Accumulated Amortization	9,803,299	8,312,405
Intangible Assets	$17,230,529	$18,721,423
Goodwill	$4,799,829	$4,799,829
Total:	$22,030,358	$23,521,252

Amortization expense for patents and trademarks for the years ended December 31, 2021 and 2020 were $1,490,894 and $1,324,423, respectively. The estimated aggregate amortization expense for each of the next five succeeding years, calculated on a similar basis, is as follows: 2022 - $1,459,787; 2023 - $1,455,590; 2024 - $1,450,400; 2025 - $1,488,207; and 2026 - $1,447,427.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2021	2020
Customer Rebates	$5,413,829	$6,068,294
Accrued Compensation	1,585,938	3,072,375
Dividend Payable	457,745	434,546
Income Taxes Payable	564,172	459,596
Other	1,887,793	1,425,213
Total:	$9,909,477	$11,460,024

6. Profit Sharing

The Company has a qualified, 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2021 and 2020, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $419,298 in 2021 and $369,890 in 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted, which included provisions, which among others, provide temporary relief for those retirement plan participants affected by the coronavirus disease (COVID-19). Participants who met certain criteria could take a penalty-free hardship withdrawal, borrow from their accounts at higher limits and suspend making payments on their participant loans until 2021. During the period between March 27, 2020 and September 22, 2020, participants impacted by COVID-19 (as defined in the Plan document) could borrow from their account up to the lesser of $100,000 or the vested account balance and could suspend loan repayments due during that period until January 2021.

The CARES Act also removed the 10% early withdrawal penalty for a coronavirus-related distribution up to $100,000 made during 2020. Participants who took a coronavirus-related distribution could spread the income over a three-year period for income tax purposes or avoid income taxes if the distribution is repaid with the three-year period following the distribution. The voluntary adoption of this provision by the Plan was effective March 27, 2020. As of December 31, 2020, the Plan has not been formally amended, as a formal amendment is not required until the plan year ended December 31, 2022. The Plan intends to formally adopt the amendment upon a future restatement of the Plan, prior to this date.

7. Income Taxes

The amounts of income tax expense (benefit) reflected in operations is as follows:

	2021	2020
Current:
Federal	$4,980	$880,149
State	153,937	159,909
Foreign	870,739	788,314
Total:	$1,029,656	$1,828,372

Deferred:
Federal	$401,196	$(59,801)
State	88,403	(40,609)
Total:	489,599	(100,410)
Total Income Tax Expense:	$1,519,255	$1,727,962

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2021	2020
United States	$9,721,756	$4,524,432
Foreign	5,453,178	5,302,296
Total:	$15,174,934	$9,826,728

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2021	2020
Federal income taxes at 21% statutory rate	$2,915,698	$1,864,097
State and local taxes, net of federal income tax effect	115,855	89,842
Permanent items	(1,508,877)	(99,877)
Foreign tax rate difference	(3,421)	(126,100)
Provision for income taxes:	$1,519,255	$1,727,962

The following summarizes deferred income tax assets and liabilities:

	2021	2020
Deferred income tax liabilities:
Plant, property and equipment	$1,916,218	$1,556,398
	1,916,218	1,556,398
Deferred income tax assets:
Asset valuations	983,055	992,101
Other	333,883	454,076
	1,316,938	1,446,177
Net deferred income tax liability:	$599,280	$110,221

On January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company considers any potential GILTI as an expense in the period the tax is incurred.

In 2021, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2018 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2021.

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

8. Long-Term Debt and Shareholders’ Equity

Long-term debt consists of (i)borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisition and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. December 31, 2021, the Company was in compliance with the covenants then in effect under the loan agreement.

As of December 31, 2021, $33,037,172 was outstanding and $16,962,828 was available for borrowing under the Company’s revolving loan agreement.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031.                                                                                          Long-term debt consisted of the following at December 31, 2021:

Mortgage payable - HSBC Bank N.A.	11,620,000

Less debt issuance costs	(150,541)

11,469,459

Less current maturities	388,536

Long-term mortgage payable, less current maturities	11,080,923

Minimum annual mortgage payments are due as follows: 2022 - $390,521; 2023 - $404,588; 2024 - $419,309; 2025 - $436,949; 2026 - $454,112; and thereafter - $9,514,521.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the twelve months ended December 31, 2021, the Company repurchased 43,214 shares of its Common Stock, 3,579 shares under the repurchase program announced in 2010 and 39,635 shares under the repurchase plan announced in 2019. As of December 31, 2021, a total of 160,365 shares may be purchased in the future under the repurchase program announced in 2019.

On May 7, 2020, the Company received a two-year loan (the “PPP Loan”) from HSBC Bank, N.A., the lender, in the amount of $3,508,047 under the Paycheck Protection Program established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act).

Under the CARES Act, all or a portion of the PPP Loan was eligible to be forgiven by the U.S. Small Business Administration (“SBA”) and the lender, upon application by the Company, provided that the Company shall have used the loan proceeds for certain eligible purposes.  The PPP Loan was fully forgiven by the SBA and on June 9, 2021, payment in the amount of $3,508,047 was made by the SBA to the lender.   The Company recorded the amount forgiven as income for the year ending December 31, 2021.

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

9. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) first aid and safety; and (ii) cutting, sharpening and measuring. The first aid and safety category includes first aid kits and refills, over-the-counter medications and a variety of safety products. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2021

(amounts in 000's)

	United States	Canada	Europe	Total
First Aid and Safety	$82,955	$7,012	$1,253	$91,220
Cutting, Sharpening and Measuring	69,520	7,329	14,019	90,868
Total Net Sales	$152,475	$14,341	$15,272	$182,088

For the twelve months ended December 31, 2020
(amounts in 000's)
	United States	Canada	Europe	Total
First Aid and Safety	$74,386	$4,552	$983	$79,921
Cutting, Sharpening and Measuring	65,805	6,434	11,843	84,082
Total Net Sales	$140,191	$10,986	$12,826	$164,003

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 9% and 10% of the Company’s total net sales in 2021 and 2020, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2021 and 2020:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2021
	United States	Canada	Europe	Consolidated
Net sales	$152,475	$14,341	$15,272	$182,088
Operating income	9,521	1,893	1,356	12,770
Assets	125,521	9,100	9,818	144,439
Additions to property, plant and equipment	6,309	10	54	6,373
Depreciation and amortization	3,822	147	80	4,049

Year Ended December 31, 2020
	United States	Canada	Europe	Consolidated
Net sales	$140,191	$10,986	$12,826	$164,003
Operating income	8,872	1,332	1,209	11,413
Assets	113,831	7,432	8,605	129,868
Additions to property, plant and equipment	2,386	34	149	2,569
Depreciation and amortization	3,668	95	78	3,841

The following is a reconciliation of segment operating income to consolidated income before taxes:

	2021	2020
Total operating income	$12,770	$11,413
Interest expense, net	908	920
Other (income) expense	(3,313)	666
Consolidated income before taxes	$15,175	$9,827

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

Revenues	2021	2020
United States	$151,205	$138,921
International:
Canada	14,341	10,986
Europe	15,272	12,826
Other	1,270	1,270
Total International	$30,883	$25,082
Total Revenues	$182,088	$164,003

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

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2021, the number of shares available for grant under the 2012 Employee Plan was 18,650. Under the terms of the 2012 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan. Options outstanding under the Company’s 2002 Employee Stock Option Plan have the same vesting schedule as the 2012 Employee Plan.  On February 22, 2022, the Board of Directors, approved the Acme United 2022 Employee Stock Option Plan (the “2022 Plan”), with the adoption and effectiveness of the 2022 Plan being subject to the approval of the shareholders of the Company at the April 25, 2022 Annual Meeting.

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grant under this or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted, and expires ten (10) years from the date of grant. As provided in the Director Plan, no options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2021, there were no shares available for grant under the 2017 Director Plan.

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

The Company has amended certain of its stock option plans for both employees and directors to permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2021 and 2020, the Company paid a total of approximately $342,285 and $1,644,118 respectively, to optionees who had elected a net cash settlement of their respective share options.  In 2021, the Company issued 7,726 shares to optionees who had elected a net share settlement. There were no such elections in 2020.

A summary of changes in options issued under the Company’s stock option plans follows:

	2021	2020
Options outstanding at the beginning of the year	1,487,925	1,363,694
Options granted	299,750	280,750
Options forfeited	(5,525)	(9,125)
Options exercised	(245,098)	(147,394)
Options outstanding at the end of the year	1,537,052	1,487,925
Options exercisable at the end of the year	971,568	985,475
Common stock available for future grants at the end of the year	18,650	104,372
Weighted average exercise price per share:
Granted	$38.38	$23.05
Forfeited	23.01	21.72
Exercised	15.15	14.51
Outstanding	24.60	20.26
Exercisable	21.33	18.99

A summary of options outstanding as December 31, 2021 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.26 to $16.08	133,477	2	$13.59	133,477	$13.59
$16.09 to $21.35	250,250	5	18.40	199,250	18.09
$21.36 to $24.86	692,575	7	22.85	452,841	22.72
$24.87 to $31.56	161,000	6	25.30	161,000	25.30
$31.57 to $39.56	299,750	9	38.38	25,000	37.92
	1,537,052			971,568

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

The Company estimates the expected term of options granted by evaluating various factors, including the vesting period, historical employee information, as well as current and historical stock prices and market conditions. The Company estimates the volatility of its common stock by calculating historical volatility based on the closing stock price on the last day of each of the 84 months leading up to the month the option was granted. The risk-free interest rate that the Company uses in the option valuation model is the interest rate on U.S. Treasury zero-coupon bond issues with remaining terms similar to the expected term of the options granted. Historical information was the basis for calculating the dividend yield. The Company is required to estimate forfeitures at the time of grant and to revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used a mix of historical data and future assumptions to estimate pre-vesting option forfeitures and to record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value option grants for the twelve months ended December 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Expected life in years	6 - 7	6
Interest rate	.42 - 1.11%	.30 - 1.63%
Volatility	.397 - .415	.358 - .375
Dividend yield	1.3 - 1.8%	2.0 - 2.2%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 was $1,806,758 and $1,259,079, respectively. At December 31, 2021, there was approximately $3,963,334 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2021, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2021 and 2020 was $13.63 and $6.59 per option, respectively. The aggregate intrinsic value of outstanding options was $15,436,026 at December 31, 2021. The aggregate intrinsic value of exercisable options was $12,128,507 at December 31, 2021. The aggregate intrinsic value of options exercised during 2021 was $6,582,918.

12. Earnings Per Share

The calculation of earnings per share follows:

	2021	2020
Numerator:
Net income	$13,655,679	$8,098,766
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,471,374	3,342,630
Effect of diluted employee stock options	483,861	166,867
Denominator for dilutive earnings per share	3,955,235	3,509,497
Basic earnings per share	$3.93	$2.42
Diluted earnings per share	$3.45	$2.31

For 2021 and 2020, respectively, 229,250 and 309,900 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Net prior service credit and actuarial losses	Total
Balances, December 31, 2019	$(1,473,599)	$(514,271)	$(1,987,870)
Change in net prior service credit and actuarial losses, net of tax	—	514,271	514,271
Translation adjustment	647,632	—	647,632
Balances, December 31, 2020	$(825,967)	$—	$(825,967)

Translation adjustment	(554,681)	—	(554,681)
Balances, December 31, 2021	$(1,380,648)	$—	$(1,380,648)

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term. Operating lease cost was $1.3 million for the twelve-months ended December 31, 2021. For the twelve months ended December 31, 2021, $0.5 million was included in cost of goods sold and $0.8 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in 000’s):

Twelve months ended December 31, 2021
Operating lease cost	$1,265
Operating lease - cash flow	$1,098

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$1,760

December 31, 2021
Weighted-average remaining lease term	4.0 years
Weighted-average discount rate	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2021:

2022	$1,128
2023	991
2024	744
2025	644
2026	157
Total future minimum lease payments	$3,664
Less : imputed interest	(300)
Less : present value of lease liabilities - current	(1,000)
Present value of lease liabilities - non-current	$2,364

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 30, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2008; such date takes into consideration the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

Marcum LLP

New Haven, Connecticut

March 30, 2022

PCAOB Firm ID #688

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows and the related notes for each of the years in the two-year   period ended December 31, 2021, of the Company, and our report dated March 30, 2022 expressed an unqualified opinion on those financial statements.

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

New Haven, Connecticut

March 30, 2022

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2020.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2021. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Evaluation of Internal Control over Financial Reporting.

During the year ended December 31, 2020, management identified a material weakness related to the Company’s inventory cycle count program.  The Company’s controls related to the existence of inventory at the Rocky Mount, NC warehouse (the “Warehouse”) were not effective as the cycle count program used did not demonstrate that inventory quantities were sufficiently counted. This was the consequence of a number of factors, including the impact of COVID-19 on the Company’s operations, resulting in delays in the counting process.  This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented.  Our independent public accounting firm, Marcum LLP, audited our consolidated financial statements at December 31, 2020, and 2021, and for each of the two years in the periods ended December 31, 2020, and 2021, and their report expressed an unqualified opinion on our consolidated financial statements.

To remediate the material weakness described above, The Company conducted a full physical inventory count at the Warehouse to provide evidence on existence of its inventory for the year ended December 31, 2021. As a result, the Company concluded that the controls were appropriately designed and operating effectively and have concluded that the material weakness has been remediated.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2021, is included below under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting.

Except for changes referenced above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2021, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with Company
Walter C. Johnsen	71	Chairman of the Board and Chief Executive Officer
Brian S. Olschan	65	President, Chief Operating Officer and Director
Paul G. Driscoll	61	Vice President, Chief Financial Officer, Secretary and Treasurer
Rex L. Davidson	72	Director
Richmond Y. Holden, Jr.	68	Director
Susan H. Murphy Brian K. Barker	70 62	Director Director
Stevenson E. Ward III	76	Director

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

Susan H. Murphy has served as Director since 2003. Vice President Emerita, Cornell University, from which Dr. Murphy retired in 2016 after a 38-year career, commencing in 1978.  She served as Dean of Admissions and Financial Aid from 1985 to 1994; Vice President of Student and Academic Services from 1994 to June 2015, and thereafter she worked in Alumni Affairs and Development until her retirement.  In 2013, Dr. Murphy became a member of the Board of Trustees of Adelphi University and served as Vice Chair of its Board of Trustees from 2016 to 2021.   She also serves on the Board of Directors for Kendal at Ithaca, a not-for-profit continuing care retirement community (since 2014 and Vice Chair since 2019). Dr.  Murphy is immediate past President of Tompkins County Community Foundation, and, since 2017, a member of its executive committee; she also served as Chair of the Board of Directors of the Foundation (2017 – 2019). Dr. Murphy received a Ph.D. in Educational Administration from Cornell University. Dr. Murphy has broad senior management level experience in a large, complex organization.  In particular, her experience in employee compensation matters and the development and implementation of diversity policies is helpful to the Company.

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

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2022 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2022 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2022 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2022 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2022 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock (19)

10.3	2002 Acme United Employee Stock Option Plan as amended (12)

10.4	Severance Pay Plan dated September 28, 2004* (15)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)

10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)

10.7	2017 Non-Salaried Director Stock Option Plan (9)

10.8	Deferred Compensation Plan dated October 2, 2007* (16)

10.9(a)	2012 Acme United Employee Stock Option Plan (11)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (14)

10.10(c)	Amended and restated secured revolving note (14)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)

10.10(f)	Second amended and restated secured revolving note (12)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018

10.11	Change in Control Plan as amended dated February 24, 2011* (17)

21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or a compensatory plan or arrangement
(1)	Previously filed as an Exhibit to the Company’s Form 8-K/A filed on August 19, 2014.
(2)	Previously filed in the Company’s Form 8-K filed on July 8, 2005.
(3)	Previously filed in the Company’s Form 8-K filed on February 9, 2005.
(4)	Previously filed in the Company’s Form 8-K filed on March 3, 2006.
(5)	Previously filed in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.
(6)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005. This plan expired in 2015.
(7)	Previously filed in the Company’s Form 8-K filed on December 21, 2010.
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 22, 2017.
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(11)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2012.
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 13, 2016.
(13)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 14, 2012.
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 6, 2014.
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2017.
(17)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.
(18)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(19)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 31, 2021.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

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