Form 10-Q
period 2022-03-31
ACME UNITED CORP
filed 2022-05-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,520,646 shares of its $2.50 par value Common Stock outstanding as of May 5, 2022.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,307	$4,843
Accounts receivable, less allowance of $1,013 in 2022 and $1,007 in 2021	34,605	34,221
Inventories	60,716	53,552
Prepaid expenses and other current assets	3,810	2,635
Total current assets	104,438	95,251
Property, plant and equipment:
Land	1,759	1,761
Buildings	13,516	13,456
Machinery and equipment	30,221	29,760
	45,496	44,977
Less: accumulated depreciation	21,609	20,950
Net property, plant and equipment	23,887	24,027

Operating lease right-of-use asset, net	3,064	3,130
Goodwill	4,800	4,800
Intangible assets, less accumulated amortization	16,888	17,231
Total assets	$153,077	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,939	$8,977
Operating lease liability - current portion	1,112	1,000
Current portion of mortgage payable	389	389
Other accrued liabilities	8,937	9,909
Total current liabilities	21,377	20,275
Non-current liabilities:
Long-term debt	40,151	33,037
Mortgage payable, net of current portion	10,989	11,081
Operating lease liability - non-current portion	2,187	2,365
Other non-current liabilities	600	599
Total liabilities	75,304	67,357

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,065,518 shares issued and 3,520,646 shares outstanding in 2022 and 2021	12,655	12,655
Additional paid-in capital	12,222	11,930
Retained earnings	70,245	69,873
Treasury stock, at cost - 1,544,872 shares in 2022 and 2021	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,353)	(1,380)
Total stockholders’ equity	77,773	77,082
Total liabilities and stockholders’ equity	$153,077	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$43,333	$43,525
Cost of goods sold	28,365	27,938

Gross profit	14,968	15,587

Selling, general and administrative expenses	13,597	12,619

Operating income	1,371	2,968

Non-operating items:
Interest:
Interest expense	309	226
Interest income	(4)	(5)
Interest expense, net	305	221
Other (income) expense, net	(2)	77
Total other expense, net	303	298
Income before income tax expense	1,068	2,670
Income tax expense	238	624
Net income	$830	$2,046

Basic earnings per share	$0.24	$0.61

Diluted earnings per share	$0.22	$0.52

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,521	3,347
Weighted average number of dilutive stock options outstanding	327	564
Denominator used for diluted per share computations	3,848	3,911

Dividends declared per share	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$830	$2,046
Other comprehensive income (loss):
Foreign currency translation adjustment	27	(188)
Comprehensive income	$857	$1,858

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						2,046	2,046
Other comprehensive income					(188)		(188)
Stock compensation expense				306			306
Distributions to shareholders						(436)	(436)
Issuance of common stock	17,701	44		138			182
Balances March 31, 2021	3,356,614	$12,145	$(14,522)	$8,375	$(1,014)	$59,643	$64,627

For the three months ended March 31, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						830	830
Other comprehensive loss					27		27
Stock compensation expense				400			400
Distributions to shareholders						(458)	(458)
Cash settlement of stock options				(108)			(108)
Balances March 31, 2022	3,520,646	$12,655	$(15,996)	$12,222	$(1,353)	$70,245	$77,773

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$830	$2,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	652	584
Amortization of intangible assets	374	375
Non-cash lease expense	-	43
Stock compensation expense	400	306
Provision for bad debt	-	29
Amortization of deferred financing costs	6	-
Changes in operating assets and liabilities:
Accounts receivable	(389)	(4,634)
Inventories	(7,139)	1,175
Prepaid expenses and other current assets	(1,143)	(787)
Accounts payable	1,885	774
Other accrued liabilities	(955)	(247)
Total adjustments	(6,309)	(2,382)
Net cash used in operating activities	(5,479)	(336)

Cash flows from investing activities:
Purchase of property, plant and equipment	(518)	(1,480)
Net cash used in investing activities	(518)	(1,480)

Cash flows from financing activities:
Net borrowings of long-term debt	7,114	1,859
Cash settlement of stock options	(108)	-
Repayments on mortgage	(98)	(67)
Proceeds from issuance of common stock	-	182
Distributions to shareholders	(458)	(436)
Net cash provided by financing activities	6,450	1,538

Effect of exchange rate changes on cash and cash equivalents	11	(32)
Net change in cash and cash equivalents	464	(310)

Cash and cash equivalents at beginning of period	4,843	4,167

Cash and cash equivalents at end of period	$5,307	$3,857

Supplemental cash flow information:
Cash paid for income taxes	$-	$45
Cash paid for interest	$286	$218

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for such disclosures. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2022 and through the date these condensed consolidated financial statements were issued.

2. Commitment and Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

3. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (a) first aid and medical; and (b) cutting, sharpening and measuring. The cutting, sharpening and measuring category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. The first aid and medical category includes first aid kits and refills, over-the-counter medications and a variety of medical products. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$15,333	$1,593	$3,558	$20,484
First Aid and Medical	20,408	2,022	$419	22,849

Total Net Sales	$35,741	$3,615	$3,977	$43,333

For the three months ended March 31, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$15,564	$1,549	$3,743	$20,856
First Aid and Medical	20,484	1,784	401	22,669

Total Net Sales	$36,048	$3,333	$4,144	$43,525

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for working capital, growth, share repurchases, dividends, acquisitions and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. As of March 31, 2022, the Company was in compliance with the covenants then in effect under the loan agreement.

As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings of $40,151,000 and $33,037,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031.As of March 31, 2022 and December 31, 2021, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	March 31, 2022	December 31, 2021

Mortgage Payable - HSBC Bank N.A.	11,522	11,620
Less debt issuance costs	(144)	(150)
	11,378	11,470
Less current maturities	389	389
Long-term mortgage payable less current maturities	10,989	11,081

During the three months ended March 31, 2022, the Company, at its discretion, paid approximately $108,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of first aid and medical products, cutting and sharpening devices and measuring instruments for school, office, home, hardware, sporting and industrial use.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 6% of the Company’s total net sales for the three months ended March 31, 2022, compared to 7% for the comparable period in 2021. The decrease resulted primarily from COVID-related supply chain disruptions in China.

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

The following table sets forth certain financial data by segment for three months ended March 31, 2022 and 2021:

Financial data by segment:

(in thousands)

	Three Months Ended March 31,
Sales to external customers:	2022	2021
United States	$35,741	$36,048
Canada	3,615	3,333
Europe	3,977	4,144
Consolidated	$43,333	$43,525

Operating income:
United States	$811	$2,133
Canada	386	370
Europe	174	465
Consolidated	$1,371	$2,968

Interest expense, net	305	221
Other (income) expense, net	(2)	77
Consolidated income before income taxes	$1,068	$2,670

Assets by segment:

(in thousands)

	March 31,	December 31,
	2022	2021
United States	$134,291	$125,521
Canada	9,327	9,100
Europe	9,459	9,818
Consolidated	$153,077	$144,439

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $400,000 for the three months ended March 31, 2022, compared to approximately $306,000 for the three months ended March 31, 2021.

As of March 31, 2022, there was a total of $3,600,603 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three months ended March 31, 2022 and 2021, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.3 million and $0.2 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	March 31, 2022	March 31, 2021
Operating lease cost	$311	$336
Operating lease - cash flow	$322	$294

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$211	$-

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term	3.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2022:

2022 (remaining)	$960
2023	1,081
2024	745
2025	650
2026	156
Thereafter	-

Total future minimum lease payments	$3,592
Less: imputed interest	(293)
Present value of lease liabilities - current	1,112
Present value of lease liabilities - non-current	$2,187

9. Other Accrued Liabilities

Other current accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2022	2021
Customer Rebates	$5,274	$5,414
Accrued Compensation	1,291	1,586
Dividend Payable	458	458
Income Tax Payable	813	564
Other	1,101	1,887
Total:	$8,937	$9,909

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

These risks and uncertainties further include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) additional disruptions in the Company’s supply chains, whether caused by COVID-19 or otherwise; (iv) labor shortages and related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (v) the continuing adverse impact of cost inflation; (vi) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including the additional inventory the Company has acquired in anticipation of supply chain disruptions and uncertainties; (vii) changes in client needs and consumer spending habits; (viii) the impact of competition; (ix) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (x) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xi) currency fluctuations; (xii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year March 31, 2022 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Pandemic and Macroeconomic Related Considerations

As noted above under “Forward-Looking Statements”, in response to the COVID-19 pandemic U.S. federal, state, local, and foreign governments adopted mitigation measures, creating significant uncertainties in the U.S. and global economies, including the shutdown of large portions of, or imposition of restrictions on, the U.S. and global economies. While there has been a general improvement in conditions and reduction of adverse effects from the pandemic, as of the present there continues to be significant uncertainty around the scope, severity, and duration of the pandemic, as well as the breadth and duration of business disruptions related to it and the overall impact on the U.S., global economies, and our operating results in future periods.

Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic and certain related challenges have affected the Company’s financial results and business operations.  During the first quarter of 2022, the Company experienced significant supply chain issues as a result of new Omicron outbreaks which surfaced in China.  These outbreaks occurred in February 2022 and led to factory closures and slowdowns, mass quarantines in certain Chinese cities, and the complete shutdown of two if its largest ports.  While the Company had previously purchased and maintained surplus inventory in the United States to minimize the impact of any disruption in our supply chain, certain of our largest customers take delivery of large shipments directly at ports in China and we were unable to fulfill these orders due to the new COVID outbreak in China and the resulting factory and port shutdowns.  The resurgence in China exacerbated the global supply chain issues that we had already been experiencing in recent quarters. As economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions were already, in certain cases, affecting our ability to ship products in a timely manner. These factors have also contributed to increased freight, labor and product costs, which in turn had an adverse effect on our operating margin in the first three months of 2022, and those disruptions and increased costs are likely to persist in the near term and potentially for the foreseeable future.  While we anticipate that the Company and its business partners will continue to experience supply chain disruptions, the Company believes that it has sufficient inventory of its products in the U.S. to at least partially offset near term supply chain disruptions anticipated demand in the near future. However, any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic and the continuation of related supply chain and labor issues, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

In addition, the Company has continued to experience other challenges related to the COVID-19 pandemic.  These challenges include labor-related issues such as difficulties in hiring employees for its manufacturing and distribution centers due to current domestic labor shortages, increased labor costs, and higher employee turnover compared to pre-pandemic levels.  In addition, a portion of the Company’s workforce in its headquarters and elsewhere continues to work remotely.  As a result, the Company has experienced and continues to experience operating inefficiencies.

Further, the resurgence in the spread of COVID-19 toward the end of 2021 and into 2022 has created greater uncertainty regarding the economic outlook for at least the balance of 2022, even as vaccines have become widely available.  The extent to which the COVID-19 pandemic will continue to affect the Company’s business, financial condition, liquidity and the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2022 were $43,333,000 compared with $43,525,000 in the same period in 2021.

Sales in the U.S. for the three months ended March 31, 2022 declined 1%, compared to the same period in 2021. The decrease in sales for the three months was primarily due to a lower volume of shipments as a result of COVID-19 related supply chain constraints.

Net sales in Canada for the three months ended March 31, 2022, increased 8% in both U.S. and local currency compared to the same period in 2021, mainly due to higher sales of First Aid Central products, principally in the e-commerce channel.

European net sales for the first quarter of 2022 decreased 4% in U.S. dollars but increased 3% in local currency compared to the first quarter of 2021.

Gross profit

Gross profit for the three months ended March 31, 2022 was $14,968,000 (34.5% of net sales) compared to $15,587,000 (35.8% of net sales) in the same period in 2021.  The decline in the quarter was primarily due to cost inflation pressures as well as higher transportation costs. Price increases partially offset cost increases.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2022 were $13,597,000 (31.4% of net sales) compared with $12,619,000 (29.0% of net sales) in the same period in 2021, an increase of $978,000. The increase in SG&A expenses for three months ended March 31, 2022, compared to the same period in 2021 were primarily due to higher personnel related costs, including higher salaries and stock option expenses.

Operating income

Operating income for the three months ended March 31, 2022 was $1,371,000 compared with $2,968,000 in the same period of 2021.

Operating income in the U.S. segment decreased by $1,322,000 for the three months ended March 31, 2022, compared to the same period in 2021.

Operating income in the Canadian segment increased by $16,000 for the three months ended March 31, 2022, compared to the same period in 2021.

Operating income in the European segment decreased by $291,000 for the three months ended March 31, 2022, compared to the same period in 2021.

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 was $305,000 compared with $221,000 in the same period of 2021, an $84,000 increase. The increase in interest expense, net is due to higher average debt outstanding.

Other (income) expense, net

Total other (income), net was $2,000 in the three months ended March 31, 2022 compared to other expense of $77,000 in the same period of 2021.

Income tax expense

The Company’s effective tax rates for the three months ended March 31, 2022 was 22% compared to 23% in the same period in 2021.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2022, working capital increased approximately $8.2 million compared to December 31, 2021. Inventory increased approximately $7.2 million at March 31, 2022 compared to December 31, 2021. We increased inventory during that period to anticipate our continued growth and to be positioned to offset the impact of potential supply chain disruptions related to COVID-19. The increase also reflects higher product costs.  Inventory turnover, calculated using a twelve-month average inventory balance, was 2.2 at March 31, 2022 compared to 2.4 at December 31, 2021.  Receivables remained constant at March 31, 2022 compared to December 31, 2021.  The average number of days sales outstanding in accounts receivable was 60 days at each of March 31, 2022 and December 31, 2021.  Accounts payable and other current liabilities increased by approximately $1.1 million at March 31, 2022 compared to December 31, 2021.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2022	2021
Working capital	$83,061	$74,976
Current ratio	4.89	4.70
Long term debt to equity ratio	65.8%	57.2%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $50 million at Prime Rate less 1.25%. The credit facility has an expiration date of May 24, 2023. The Company must pay a facility fee, payable quarterly, in an amount equal to two tenths of one percent (.20%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for working capital, growth, share repurchases, dividends, acquisition and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of tangible net worth, a specified debt to net worth ratio and a fixed charge coverage ratio and must have annual net income greater than zero, measured as of the end of each fiscal year. At March 31, 2022, the Company was in compliance with the covenants then in effect under the loan agreement.

During the first three months of 2022, total debt outstanding under the Company’s revolving credit facility increased by approximately $7.1 million, compared to total debt thereunder at December 31, 2021. As of March 31, 2022, $40,151,000 was outstanding and $9,849,000 was available for borrowing under the Company’s credit facility.  The increase in debt outstanding was primarily related to the increase in inventory.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At March 31, 2022, there was approximately $11.4 million outstanding on the mortgage.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Dated: May 9, 2022

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 9, 2022