Form 10-Q
period 2022-06-30
ACME UNITED CORP
filed 2022-08-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,525,002 shares of its $2.50 par value Common Stock outstanding as of August 5, 2022.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,760	$4,843
Accounts receivable, less allowance of $922 in 2022 and $1,007 in 2021	46,991	34,221
Inventories	65,039	53,552
Prepaid expenses and other current assets	3,647	2,635
Total current assets	117,437	95,251
Property, plant and equipment:
Land	1,977	1,761
Buildings	16,088	13,456
Machinery and equipment	30,493	29,760
	48,558	44,977
Less: accumulated depreciation	22,281	20,950
Net property, plant and equipment	26,277	24,027

Operating lease right-of-use asset, net	2,787	3,130
Goodwill	8,189	4,800
Intangible assets, less accumulated amortization	21,625	17,231
Other assets - restricted cash	1,500	-
Total assets	$177,815	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$21,421	$8,977
Operating lease liability - current portion	1,080	1,000
Current portion of mortgage payable	389	389
Other accrued liabilities	10,129	9,909
Total current liabilities	33,019	20,275
Non-current liabilities:
Long-term debt	50,263	33,037
Mortgage payable, net of current portion	10,897	11,081
Operating lease liability - non-current portion	1,944	2,365
Other non-current liabilities	1,869	599
Total liabilities	97,992	67,357

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,066,245 shares issued and 3,521,373 shares outstanding in 2022 and
5,065,518 shares issued and 3,520,646 shares outstanding in 2022 and 2021	12,657	12,655
Additional paid-in capital	12,598	11,930
Retained earnings	72,491	69,873
Treasury stock, at cost - 1,544,872 shares in 2022 and 2021	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,927)	(1,380)
Total stockholders’ equity	79,823	77,082
Total liabilities and stockholders’ equity	$177,815	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$56,773	$44,847	$100,106	$88,372
Cost of goods sold	38,225	28,694	66,590	56,632

Gross profit	18,548	16,153	33,516	31,740

Selling, general and administrative expenses	14,572	12,364	28,169	24,983

Operating income	3,976	3,789	5,347	6,757

Non-operating items:
Interest:
Interest expense	428	226	737	452
Interest income	(5)	(3)	(8)	(9)
Interest expense, net	423	223	729	443
PPP loan forgiveness	-	(3,508)	-	(3,508)
Other expense (income), net	148	68	147	145
Total other expense (income), net	148	(3,440)	147	(3,363)
Income before income tax expense	3,405	7,006	4,471	9,677
Income tax expense (benefit)	667	(224)	903	400
Net income	$2,738	$7,230	$3,568	$9,277

Basic earnings per share	$0.78	$2.16	$1.01	$2.72

Diluted earnings per share	$0.71	$1.82	$0.93	$2.34

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,521	3,347	3,521	3,410
Weighted average number of dilutive stock options outstanding	320	617	323	551
Denominator used for diluted per share computations	3,841	3,964	3,844	3,961

Dividends declared per share	$0.14	$0.13	$0.27	$0.26

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$2,738	$7,230	$3,568	$9,277
Other comprehensive (loss) income :
Foreign currency translation adjustment	(574)	168	(547)	(20)
Comprehensive income	$2,164	$7,398	$3,021	$9,257

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2021	3,356,614	$12,145	$(14,522)	$8,375	$(1,014)	$59,643	64,627
Net income						7,230	7,230
Other comprehensive income					168		168
Stock compensation expense				580			580
Distributions to shareholders						(458)	(458)
Issuance of common stock	172,594	431		2,085			2,516
Cash settlement of stock options				(211)			(211)
Balances June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	$74,452

For the three months ended June 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Retained Earnings	Total
Balances, March 31, 2022	3,520,646	$12,655	$(15,996)	$12,222	$(1,353)	$70,245	$77,773
Net income						2,738	2,738
Other comprehensive loss					(574)		(574)
Stock compensation expense				368			368
Distributions to shareholders						(492)	(492)
Issuance of common stock	727	2		8			10
Balances June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823

For the six months ended June 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						9,277	9,277
Other comprehensive income					(20)		(20)
Stock compensation expense				886			886
Distributions to shareholders						(895)	(895)
Issuance of common stock	190,295	475		2,223			2,698
Cash settlement of stock options				(211)			(211)
Balances June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	$74,452

For the six months ended June 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						3,568	3,568
Other comprehensive loss					(547)		(547)
Stock compensation expense				768			768
Distributions to shareholders						(950)	(950)
Issuance of common stock	727	2		8			10
Cash settlement of stock options				(108)			(108)
Balances June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,568	$9,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,339	1,176
Amortization of intangible assets	744	742
Non-cash lease expense	-	43
Stock compensation expense	768	886
Provision for bad debt	50	54
PPP loan forgiveness	-	(3,508)
Amortization of deferred financing costs	8	-
Changes in operating assets and liabilities:
Accounts receivable	(12,468)	(9,072)
Inventories	(11,021)	2,007
Prepaid expenses and other assets	(991)	(593)
Accounts payable	12,651	346
Other accrued liabilities	182	(1,215)
Total adjustments	(8,739)	(9,134)
Net cash (used in) provided by operating activities	(5,171)	143

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,761)	(3,351)
Acquisition of Safety Made	(9,609)	-
Net cash used in investing activities	(12,370)	(3,351)

Cash flows from financing activities:
Net borrowings of long-term debt	17,225	782
Cash settlement of stock options	(108)	(211)
Repayments on mortgage	(192)	(133)
Proceeds from issuance of common stock	10	2,698
Distributions to shareholders	(915)	(871)
Net cash provided by financing activities	16,020	2,265

Effect of exchange rate changes on cash and cash equivalents	(62)	16
Net change in cash and cash equivalents	(1,583)	(927)

Cash, cash equivalents and restricted cash at beginning of period	4,843	4,167

Cash, cash equivalents and restricted cash at end of period	$3,260	$3,240

Supplemental cash flow information:
Cash paid for income taxes	$242	$952
Cash paid for interest	$661	$440
Non-cash investing activities
Safety Made acquisition contingent consideration	$1,270

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

The Company has evaluated events and transactions subsequent to June 30, 2022 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$21,954	$2,192	$3,555	$27,701
First Aid and Medical	26,951	1,684	$437	29,072

Total Net Sales	$48,905	$3,876	$3,992	$56,773

For the three months ended June 30, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$16,162	$2,091	$3,677	$21,930
First Aid and Medical	20,678	1,899	340	22,917

Total Net Sales	$36,840	$3,990	$4,017	$44,847

For the six months ended June 30, 2022

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$37,287	$3,785	$7,113	$48,185
First Aid and Medical	47,359	3,706	856	51,921

Total Net Sales	$84,646	$7,491	$7,969	$100,106

For the six months ended June 30, 2021

	U.S.	Canada	Europe	Total
Cutting, Sharpening and Measuring	$31,726	$3,640	$7,420	$42,786
First Aid and Medical	41,162	3,683	741	45,586

Total Net Sales	$72,888	$7,323	$8,161	$88,372

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement increases the amount available for borrowing to $65 million from $50 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 31, 2026.  The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2022, the Company was in compliance with the covenants then in effect under the loan agreement.

As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings of $50,263,000 and $33,037,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of June 30, 2022 and December 31, 2021, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	June 30, 2022	December 31, 2021

Mortgage Payable - HSBC Bank N.A.	11,428	11,620
Less debt issuance costs	(142)	(150)
	11,286	11,470
Less current maturities	389	389
Long-term mortgage payable less current maturities	10,897	11,081

During the three and six months ended June 30, 2022, the Company issued a total of 727 shares of common stock and received aggregate proceeds of $10,000 upon exercise of employee stock options.  During the six months ended June 30, 2022, the Company, at its discretion, paid approximately $108,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results over both a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of first aid and medical products, cutting and sharpening devices and measuring instruments for school, office, home, hardware, sporting and industrial use.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 12% and 9% of the Company’s total net sales for the three and six months ended June 30, 2022, respectively, compared to 10% and 8% respectively, for the comparable periods in 2021.

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

The following table sets forth certain financial data by segment for three and six months ended June 30, 2022 and 2021:

Financial data by segment:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Sales to external customers:	2022	2021	2022	2021
United States	$48,905	$36,840	$84,646	$72,888
Canada	3,876	3,990	7,491	7,322
Europe	3,992	4,017	7,969	8,162
Consolidated	$56,773	$44,847	$100,106	$88,372

Operating income:
United States	$3,454	$2,675	$4,287	$4,807
Canada	474	662	830	1,034
Europe	48	452	230	916
Consolidated	$3,976	$3,789	$5,347	$6,757

Interest expense, net	423	223	729	443
Other expense (income) , net	148	(3,440)	147	(3,363)
Consolidated income before income taxes	$3,405	$7,006	$4,471	$9,677

Assets by segment:

(in thousands)

	June 30,	December 31,
	2022	2021
United States	$157,623	$125,521
Canada	10,494	9,100
Europe	9,698	9,818
Consolidated	$177,815	$144,439

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $368,000 and $768,000 for the three and six months ended June 30, 2022, respectively, compared to approximately $580,000 and $886,000 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was a total of $3,237,101 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at it’s acquisition date fair value of approximately $1.3 million and is recorded in other non-current liabilities on the condensed consolidated balance sheet.  Changes in the fair value of the liability are recorded in earnings. There is no change during the three month period ended June 30, 2022.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment.  Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three and six months ended June 30, 2022 and 2021, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.3 million and $0.2 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	June 30, 2022	June 30, 2021
Operating lease cost	$308	$336
Operating lease - cash flow	$322	$294

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$-

	Six Months Ended	Six Months Ended
Operating cash flow information:	June 30, 2022	June 30, 2021
Operating lease cost	$618	$672
Operating lease - cash flow	$645	$588

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$211	$1,575

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term	3.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2022:

2022 (remaining)	$629
2023	1,076
2024	738
2025	649
2026	155
Thereafter	-

Total future minimum lease payments	$3,247
Less: imputed interest	(223)
Present value of lease liabilities - current	1,080
Present value of lease liabilities - non-current	$1,944

9. Business Combinations

On June 1, 2022, the Company purchased the assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million which is contingent upon meeting certain financial targets.  Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts receivable	$512
Inventory	944
Prepaid Expense	14
Property, plant and equipment	877
Intangible assets	5,143
Goodwill	3,389
Total assets	$10,879

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s United States operating segment. Management’s assessment of the valuation of intangible assets is preliminary and finalization of the Company’s purchase price accounting assessment may result in changes to the valuation of the identified intangible assets.  Intangible assets include Customer List, Trade Names, Non-Compete Agreements, and Goodwill.  The useful lives of the identified intangible assets range from 5 years to 15 years.

The $1.5 million contingent payment that is being held in escrow is considered restricted cash and is reported in other long-term assets on the consolidated balance sheet.

The Company has not disclosed the amount of revenue and earnings from the sales of Safety Made products since the acquisition on June 1, 2022 because these amounts are not significant to the Company’s financial statements.

10. Other Accrued Liabilities

Other current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2022	2021
Customer Rebates	$5,892	$5,414
Accrued Compensation	603	1,586
Dividend Payable	493	458
Income Tax Payable	1,203	564
Other	1,938	1,887
Total:	$10,129	$9,909

Note 11. Cash, Cash Equivalents and Restricted Cash

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,760	$4,843
Restricted Cash	1,500
Total cash, cash equivalents and restricted cash	$3,260	$4,843

Restricted cash, which is reported within other long term assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made.

12. Intangible Assets and Goodwill

	June 30	December 31
	2022	2021
Customer List	$18,370,118	$16,137,118
Tradenames	9,984,698	7,994,698
Patents	2,271,980	2,271,980
Non-Compete	1,170,111	250,111
License Agreement	379,921	379,921
Subtotal	32,176,828	27,033,828
Less: Accumulated Amortization	10,552,204	9,803,299
Intangible Assets	$21,624,624	$17,230,529

Goodwill	$8,188,829	$4,799,829
Total:	$29,813,452	$22,030,358

Intangible assets include Customer List, Tradenames, Non-Compete Agreements and Goodwill. The useful lives of the identified intangible assets range from 5 years to 15 years.

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results, including those risks and uncertainties resulting from the global COVID-19 pandemic, future waves of COVID-19, including through the Delta and Omicron variants and any new variant strains of the underlying virus; any future pandemics; the continuing effectiveness, global availability, and public acceptance of existing vaccines; the effectiveness, availability, and public acceptance of vaccines against variant strains of potential new viruses; and the heightened impact the pandemic has on many of the risks described herein, including, without limitation, risks relating to disruptions in our domestic and global supply chains, and labor shortages, any of which could materially adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) additional disruptions in the Company’s supply chains, whether caused by COVID-19, the war in Ukraine, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (iv) labor shortages and related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (v) the continuing adverse impact of inflation, including product costs, and transportation costs; (vi) currency fluctuations including, for example, the increasing strength of the dollar against the euro: the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including the additional inventory the Company has acquired in anticipation of supply chain disruptions and uncertainties; (vii) changes in client needs and consumer spending habits; (viii) the impact of competition; (ix) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (x) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xi) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2021 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Commencing late in the first quarter of 2020 and continuing through the filing of this report, the COVID-19 pandemic and certain related challenges have affected the Company’s financial results and business operations.  During the six months ended June 30, 2022, the Company experienced significant supply chain issues as a result of Omicron outbreaks which surfaced in China.  These outbreaks occurred in February 2022 and led to factory closures and slowdowns, mass quarantines in certain Chinese cities, and the complete shutdown of two if its largest ports.  While the Company had previously purchased and maintained surplus inventory in the United States to minimize the impact of any disruption in our supply chain, certain of our largest customers take delivery of large shipments directly at ports in China and we were unable to fulfill certain of these orders in the first quarter of 2022 due to the new COVID outbreak in China and the resulting factory and port shutdowns. However, we were able to fulfil these orders in the second quarter of 2022

The resurgence of the pandemic in China exacerbated the global supply chain issues that we had already been experiencing in recent quarters. As economies have re-opened, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions were already, in certain cases, affecting our ability to ship products in a timely manner. Specifically, in the first and second quarter of 2022 we experienced significant delays in U.S. ports on both the East Coast and West Coast.  These factors have also contributed to increased freight, labor and product costs, which in turn had an adverse effect on our operating margin in the first six months of 2022, and those disruptions and increased costs are likely to persist in the near term and potentially for the foreseeable future.

While we anticipate that the Company and its business partners will continue to experience supply chain disruptions, the Company believes that it has sufficient inventory of its products in the U.S. to at least partially offset near term supply chain disruptions against anticipated demand in the near future. However, any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic and the continuation of related supply chain and labor issues, might adversely affect the Company’s ability to manufacture, source or distribute its products both domestically and internationally. The occurrence of any of these factors could have a material adverse effect on the Company’s business, operations and financial condition.

Both domestic and international economies are experiencing significant inflation.  In addition, the war in Ukraine is causing a slowdown in the European economy.  The impact of these developments together with the continuing impact of the COVID-19 pandemic is highly uncertain and cannot be predicted.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended June 30, 2022 were $56,773,000 compared with $44,847,000 in the same period in 2021, a 27% increase. Consolidated net sales for six months ended June 30, 2022 were $100,106,000 compared with $88,372,000 in the same period in 2021, a 13% increase.

Sales in the U.S. for the three and six months ended June 30, 2022 increased 33% and 16%, respectively, compared to the same periods in 2021. The increase in sales for the three months compared to the same period in 2021 was due to a combination of higher sales prices, increased volume and the carryover of orders from our first quarter of 2022 which were unfilled because of supply chain disruptions.  The increase in sales for the six months was primarily attributable to strong sales of first aid products and Westcott school and office products.

Net sales in Canada for the three and six months ended June 30, 2022 decreased 3% (constant in local currency) and increased 2% (4% in local currency), respectively, compared to the same periods last year.

European net sales for the three months ended June 30, 2022 decreased 1% in U.S. dollars but increased 12% in local currency compared to the same period in 2021. Net sales for the six months ended June 30, 2022 decreased 2% in U.S. dollars but increased 7% in local currency compared to the same period in 2021. The increase in net sales for the three and six months was mainly due to market share gains in the office channel.

Gross profit

Gross profit for the three months ended June 30, 2022 was $18,548,000 (32.7% of net sales) compared to $16,153,000 (36.0% of net sales) in the same period in 2021. Gross profit for the six months ended June 30, 2022 was $33,516,000 (33.5% of net sales) compared to $31,740,000 (35.9% of net sales) for the same period in 2021. The decline in the gross margin as a percentage of sales for the three and six months was primarily due to product cost inflation pressures as well as higher transportation and labor costs. Price increases partially offset cost increases.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2022 were $14,572,000 (25.7% of net sales) compared with $12,364,000 (27.6% of net sales) in the same period in 2021, an increase of $2,208,000.  SG&A expenses for the six months ended June 30, 2022 were $28,169,000 (28.1% of net sales) compared with $24,983,000 (28.3% of net sales) for the same periods of 2021, an increase of $3,186,000. The increases in SG&A expenses for three and six months ended June 30, 2022, compared to the same period in 2021 were primarily due to higher personnel related costs and increased commissions and shipping costs related to higher sales.

Operating income

Operating income for the three months ended June 30, 2022 was $3,976,000 compared with $3,789,000 in the same period of 2021. Operating income for the six months ended June 30, 2022 was $5,347,000 compared with $6,757,000 in the same period of 2021. Operating income in the U.S. segment increased by $779,000 for the three months ended June 30, 2022 and decreased by $520,000 for the six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Operating income in the Canadian segment decreased by $188,000 and $204,000 for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.

Operating income in the European segment decreased by $404,000 and $686,000 for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021.

Interest expense, net

Interest expense, net for the three months ended June 30, 2022 was $423,000 compared with $223,000 in the same period of 2021, a $200,000 increase. Interest expense, net for the six months ended June 30, 2022 was $729,000 compared with $443,000 for the same period of 2021, a $286,000 increase. The increases in interest expense resulted from a higher average debt outstanding under the Company’s revolving credit facility as well as higher average interest rate on the outstanding debt.

Other expense, net

Other expense, net was $148,000 in the three months ended June 30, 2022 compared to $68,000 in the same period of 2021. Other expense, net was $147,000 in the six months ended June 30, 2022 compared to other expense of $145,000 in the same period of 2021. The increase in other expense, net in the three and six months ended June 30, 2022, was primarily due to losses from foreign currency transactions.

Income taxes

The effective income tax rate for the three and six months ended June 30, 2022 was 20%. Income tax expense for the three and six months ended June 30, 2021 included a $0.9 million tax credit for stock based compensation. The Company’s effective tax rates for the three and six months ended June 30, 2021, excluding the tax credit and the income from the PPP loan forgiveness, were 19% and 21%.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2022, working capital increased approximately $9.5 million compared to December 31, 2021. Inventory increased approximately $11.4 million at June 30, 2022 compared to December 31, 2021. We increased inventory during that period to anticipate our continued growth and to be positioned to offset the impact of potential supply chain disruptions related to COVID-19. The increase also reflects higher product costs. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at June 30, 2022 compared to 2.3 at December 31, 2021.  Receivables increased by approximately $12.8 million at June 30, 2022 compared to December 31, 2021.  The average number of days sales outstanding in accounts receivable was 60 days at each of June 30, 2022 and December 31, 2021.  Accounts payable and other current liabilities increased by approximately $12.7 million at June 30, 2022 compared to December 31, 2021. The increase in accounts payable is primarily related to the increase in inventory.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2022	2021
Working capital	$84,434	$74,976
Current ratio	3.56	4.70
Long term debt to equity ratio	76.6%	57.2%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement increases the amount available for borrowing to $65 million from $50 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. In addition, the expiration date of the credit facility was extended to May 31, 2026.  The Company must pay a facility fee, payable quarterly, in an amount equal to one eight of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. At June 30, 2022, the Company was in compliance with the covenants then in effect under the loan agreement.

During the first six months of 2022, total debt outstanding under the Company’s revolving credit facility increased by approximately $17.2 million, compared to total debt thereunder at December 31, 2021. As of June 30, 2022, $50,263,000 was outstanding and $14,737,000 was available for borrowing under the Company’s credit facility.  The increase in debt outstanding was primarily related to the acquisition of Safety Made and the increase in inventory.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At June 30, 2022, there was approximately $11.4 million outstanding on the mortgage.

On June 1, 2022, the Company purchased the assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million which is contingent upon meeting certain financial targets.  Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report:

Exhibit 10.10(i)	Amendment No.8 to Revolving Loan Agreement with HSBC dated May 31, 2022

Exhibit 31.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen
Chairman of the Board and
Chief Executive Officer

Dated: August 8, 2022

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 8, 2022