Form 10-Q
period 2022-09-30
ACME UNITED CORP
filed 2022-11-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒     No  ☐

Registrant had 3,534,729 shares of its $2.50 par value Common Stock outstanding as of November 4, 2022.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,218	$4,843
Accounts receivable, less allowance of $938 in 2022 and $1,007 in 2021	40,149	34,221
Inventories	66,210	53,552
Prepaid expenses and other current assets	3,989	2,635
Restricted cash	750	-
Total current assets	115,316	95,251
Property, plant and equipment:
Land	1,969	1,761
Buildings	16,282	13,456
Machinery and equipment	30,514	29,760
	48,765	44,977
Less: accumulated depreciation	22,723	20,950
Net property, plant and equipment	26,042	24,027

Operating lease right-of-use asset, net	2,891	3,130
Goodwill	8,189	4,800
Intangible assets, less accumulated amortization	21,296	17,231
Other assets - restricted cash	750	-
Total assets	$174,484	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$11,771	$8,977
Operating lease liability - current portion	1,142	1,000
Current portion of mortgage payable	389	389
Other current liabilities	11,138	9,909
Total current liabilities	24,440	20,275
Non-current liabilities:
Long-term debt	57,131	33,037
Mortgage payable, net of current portion	10,803	11,081
Operating lease liability - non-current portion	1,949	2,365
Other non-current liabilities	1,180	599
Total liabilities	95,503	67,357

Commitments and Contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,079,601 shares issued and 3,534,729 shares outstanding in 2022 and
5,065,518 shares issued and 3,520,646 shares outstanding in 2021	12,690	12,655
Additional paid-in capital	13,058	11,930
Retained earnings	72,060	69,873
Treasury stock, at cost - 1,544,872 shares in 2022 and 2021	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,831)	(1,380)
Total stockholders’ equity	78,981	77,082
Total liabilities and stockholders’ equity	$174,484	$144,439

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$49,744	$47,923	$149,849	$136,295
Cost of goods sold	33,819	30,918	100,374	87,550

Gross profit	15,925	17,005	49,475	48,745

Selling, general and administrative expenses	14,972	14,044	43,176	39,028

Operating income	953	2,961	6,299	9,717

Non-operating items:
Interest:
Interest expense	722	230	1,459	682
Interest income	(8)	(2)	(16)	(11)
Interest expense, net	714	228	1,443	671
PPP loan forgiveness	-	-	-	(3,508)
Other expense, net	209	68	354	213
Total other expense (income), net	209	68	354	(3,295)
Income before income tax expense	30	2,665	4,502	12,341
Income tax (benefit) expense	(34)	619	870	1,019
Net income	$64	$2,046	$3,632	$11,322

Basic earnings per share	$0.02	$0.58	$1.03	$3.28

Diluted earnings per share	$0.02	$0.50	$0.96	$2.85

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,530	3,542	3,525	3,449
Weighted average number of dilutive stock options outstanding	162	516	256	520
Denominator used for diluted per share computations	3,692	4,058	3,781	3,969

Dividends declared per share	$0.14	$0.13	$0.41	$0.39

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$64	$2,046	$3,632	$11,322
Other comprehensive loss:
Foreign currency translation adjustment	(904)	(310)	(1,451)	(330)
Comprehensive (loss) income	$(840)	$1,736	$2,181	$10,992

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2021	3,529,208	$12,576	$(14,522)	$10,829	$(846)	$66,415	74,452
Net income						2,046	2,046
Other comprehensive loss					(310)		(310)
Stock compensation expense				455			455
Distributions to shareholders						(463)	(463)
Issuance of common stock	30,479	77		291			368
Balances September 30, 2021	3,559,687	$12,653	$(14,522)	$11,575	$(1,156)	$67,998	$76,548

For the three months ended September 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823
Net income						64	64
Other comprehensive loss					(904)		(904)
Stock compensation expense				637			637
Distributions to shareholders						(495)	(495)
Issuance of common stock	5,239	13		55			68
Net share settlement of stock options	8,117	20		(232)			(212)
Balances September 30, 2022	3,534,729	$12,690	$(15,996)	$13,058	$(2,831)	$72,060	$78,981

For the nine months ended September 30, 2021

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, January 1, 2021	3,338,913	$12,101	$(14,522)	$7,931	$(826)	$58,033	$62,717
Net income						11,322	11,322
Other comprehensive loss					(330)		(330)
Stock compensation expense				1,341			1,341
Distributions to shareholders						(1,357)	(1,357)
Issuance of common stock	220,774	552		2,514			3,066
Cash settlement of stock options				(211)			(211)
Balances September 30, 2021	3,559,687	$12,653	$(14,522)	$11,575	$(1,156)	$67,998	$76,548

For the nine months ended September 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						3,632	3,632
Other comprehensive loss					(1,451)		(1,451)
Stock compensation expense				1,405			1,405
Distributions to shareholders						(1,445)	(1,445)
Issuance of common stock	5,966	15		63			78
Cash settlement of stock options				(108)			(108)
Net share settlement of stock options	8,117	20		(232)			(212)
Balances September 30, 2022	3,534,729	$12,690	$(15,996)	$13,058	$(2,831)	$72,060	$78,981

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,632	$11,322
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,006	1,809
Amortization of intangible assets	1,298	1,111
Non-cash lease expense	-	170
Stock compensation expense	1,405	1,341
Provision for bad debt	75	79
PPP loan forgiveness	-	(3,508)
Amortization of deferred financing costs	11	-
Changes in operating assets and liabilities:
Accounts receivable	(5,836)	(9,060)
Inventories	(12,807)	1,678
Prepaid expenses and other assets	(1,393)	(859)
Accounts payable	3,048	(959)
Other accrued liabilities	954	(145)
Total adjustments	(11,239)	(8,343)
Net cash (used in) provided by operating activities	(7,607)	2,979

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,299)	(4,792)
Purchase of intellectual property	(300)	-
Acquisition of Safety Made	(9,609)	-
Net cash used in investing activities	(13,208)	(4,792)

Cash flows from financing activities:
Net borrowings of long-term debt	24,094	1,687
Tax paid on net share settlement of stock options	(211)	-
Cash settlement of stock options	(108)	(211)
Repayments on mortgage	(290)	(200)
Proceeds from issuance of common stock	78	3,066
Distributions to shareholders	(1,408)	(1,329)
Net cash provided by financing activities	22,155	3,013

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(465)	(61)
Net change in cash, cash equivalents and restricted cash	875	1,139

Cash, cash equivalents and restricted cash at beginning of period	4,843	4,167

Cash, cash equivalents and restricted cash at end of period	$5,718	$5,306

Supplemental cash flow information:
Cash paid for income taxes	$242	$1,070
Cash paid for interest	$1,292	$660
Non-cash investing activities
Safety Made acquisition contingent consideration	$1,270	$-

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

The Company has evaluated events and transactions subsequent to September 30, 2022 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$17,934	$1,799	$2,792	$22,525
First Aid and Medical	25,009	1,830	380	27,219

Total Net Sales	$42,943	$3,629	$3,172	$49,744

For the three months ended September 30, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$18,769	$1,932	$2,863	$23,564
First Aid and Medical	22,291	1,653	415	24,359

Total Net Sales	$41,060	$3,585	$3,278	$47,923

For the nine months ended September 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$55,221	$5,584	$9,905	$70,710
First Aid and Medical	72,368	5,536	1,235	79,139

Total Net Sales	$127,589	$11,120	$11,140	$149,849

For the nine months ended September 30, 2021

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$50,507	$5,571	$10,271	$66,349
First Aid and Medical	63,441	5,336	1,169	69,946

Total Net Sales	$113,948	$10,907	$11,440	$136,295

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement increased the amount available for borrowing from $50 million to $65 million, at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 1.75%; interest is payable monthly. In addition, the expiration date of the revolving loan agreement was extended to May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for the four quarters commencing in the third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for the four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the leverage ratio. The increase in the ratio brought the Company into compliance with the covenant as of September 30, 2022, and going forward, provides the Company with flexibility to conduct its business in light of current and anticipated economic conditions. As of September 30, 2022, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings of $57,131,000 and $33,037,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021.  Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of September 30, 2022 and December 31, 2021, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	September 30, 2022	December 31, 2021

Mortgage Payable - HSBC	$ 11,331	$ 11,620
Less debt issuance costs	(139)	(150)
	11,192	11,470
Less current maturities	389	389
Long-term mortgage payable less current maturities	$ 10,803	$ 11,081

During the three and nine months ended September 30, 2022, the Company issued a total of 5,239 and 5,966 shares of common stock, respectively, and received aggregate proceeds of $67,658 and $77,658 upon exercise of employee stock options, respectively. During the nine months ended September 30, 2022, the Company, at its discretion, paid approximately $108,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. Also, during the three and nine months ended September 30, 2022, the Company issued 8,117 shares of common stock to optionees who had elected a net share settlement of certain of their respective option.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision makers for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision makers review the financial results over both, on a consolidated basis, and as such, the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of first aid and medical products, cutting and sharpening devices and measuring instruments for school, office, home, hardware, sporting and industrial use.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 8% and 9% of the Company’s total net sales for the three and nine months ended September 30, 2022, respectively, compared to 7% and 8% respectively, for the comparable periods in 2021.

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

The following table sets forth certain financial data by segment for three and nine months ended September 30, 2022 and 2021:

Financial data by segment:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales to external customers:	2022	2021	2022	2021
United States	$42,943	$41,060	$127,589	$113,948
Canada	3,629	3,585	11,120	10,907
Europe	3,172	3,278	11,140	11,440
Consolidated	$49,744	$47,923	$149,849	$136,295

Operating income:
United States	$767	$2,425	$5,032	$7,231
Canada	354	418	1,214	1,452
Europe	(168)	118	53	1,034
Consolidated	$953	$2,961	$6,299	$9,717

Interest expense, net	714	228	1,443	671
Other expense (income) , net	209	68	354	(3,295)
Consolidated income before income taxes	$30	$2,665	$4,502	$12,341

Assets by segment:

(in thousands)

	September 30,	December 31,
	2022	2021
United States	$154,980	$125,521
Canada	9,399	9,100
Europe	10,105	9,818
Consolidated	$174,484	$144,439

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $637,000 and $1,405,000 for the three and nine months ended September 30, 2022, respectively, compared to approximately $455,000 and $1,341,000 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was a total of $3,995,873 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at its acquisition date fair value of approximately $1.3 million, of which $690,000 is recorded in other current liabilities and $580,000 is recorded in other non-current liabilities on the condensed consolidated balance sheet as of September 30, 2022. Changes in the fair value of the liability are recorded in earnings. There is no change during the three month period ended September 30, 2022.

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of our leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term.  For the three and nine months ended September 30, 2022 and 2021, lease expense in the amount of $0.1 million was included in cost of goods sold and $0.3 million and $0.2 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	September 30, 2022	September 30, 2021
Operating lease cost	$308	$297
Operating lease - cash flow	$319	$236

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$334	$-

	Nine Months Ended	Nine Months Ended
Operating cash flow information:	September 30, 2022	September 30, 2021
Operating lease cost	$926	$994
Operating lease - cash flow	$964	$796

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$545	$1,575

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term	3.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of September 30, 2022:

2022 (remaining)	$324
2023	1,234
2024	914
2025	689
2026	155
Thereafter	-

Total future minimum lease payments	$3,316
Less: imputed interest	(225)
Present value of lease liabilities - current	1,142
Present value of lease liabilities - non-current	$1,949

9. Business Combinations

On June 1, 2022, the Company purchased the assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million which is contingent upon meeting certain financial targets over a two-year period. Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

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

The $1.5 million contingent payment that is being held in escrow is classified as restricted cash. Of this amount, $750,000 is recorded in current assets, with the remaining $750,000 reported in other long-term assets on the condensed consolidated balance sheet.

10. Other Accrued Liabilities

Other current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2022	2021
Customer Rebates	$6,228	$5,414
Accrued Compensation	1,465	1,586
Dividend Payable	495	458
Income Tax Payable	801	564
Other	2,149	1,887
Total:	$11,138	$9,909

11. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$4,218	$4,843
Restricted Cash - current	750	-
Restricted Cash - non-current	750	-
Total cash, cash equivalents and restricted cash	$5,718	$4,843

Restricted cash, which is reported within other short-term and long term assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made. See Note 9 for additional information related to the acquisition of Safety Made.

12. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	September 30	December 31
	2022	2021
Customer List	$18,670	$16,137
Tradenames	9,985	7,995
Patents	2,272	2,272
Non-Compete	1,170	250
License Agreement	380	380
Subtotal	32,477	27,034
Less: Accumulated Amortization	11,181	9,803
Intangible Assets	$21,296	$17,231

Goodwill	$8,189	$4,800
Total:	$29,485	$22,031

The useful lives of the identified intangible assets range from 5 years to 15 years.

13. Inventories

Inventories consisted of (in thousands):

	2022	2021
Finished goods	$51,189	$40,412
Work in process	724	89
Materials and supplies	14,297	13,051
Inventories:	$66,210	$53,552

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

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

Macroeconomic, Supply Chain and Related Considerations

The global macroeconomic environment has continued to be challenging in 2022, characterized by global inflation at multi-decade highs, rising interest rates, and significant currency fluctuations. These factors have exacerbated an economy that was struggling to recover from the COVID-19 pandemic.

During the nine months ended September 30, 2022, the Company experienced significant supply chain issues. In anticipation of potential supply chain disruptions, the Company had purchased and maintained additional inventory to minimize the impact of any disruption in our supply chain. However, as economies have become less restricted by the COVID pandemic, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have significantly increased costs. The supply chain issues caused exceptional ocean and inland freight and demurrage costs. The freight and demurrage costs began to decrease in the third quarter of 2022 and we anticipate that they will continue to decrease in the fourth quarter of 2022, while still remaining above historical levels.  We recognize those expenses as products are sold and, as a result, the unusually high freight and demurrage costs continued to adversely impact our results for the quarter ended September 30, 2022 and had an overall adverse effect on our operating margin in the first nine months of 2022.

In addition, the war in Ukraine is causing a slowdown in the European economy. This softness, coupled with a historically low exchange rate for the Euro, has led to challenges in our European markets which we anticipate will continue for at least the near future.

Any continuation of supply chain issues, continued high inflation, currency fluctuations, high interest rates, and any further increase in the duration or severity of the COVID-19 pandemic or a resurgence of the pandemic might continue to adversely affect the Company’s business, operations and financial condition. The impact of these developments is highly uncertain and cannot be predicted.

Results of Operations

Traditionally, the Company’s sales are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended September 30, 2022 were $49,744,000 compared with $47,923,000 in the same period in 2021, a 4% increase. Consolidated net sales for nine months ended September 30, 2022 were $149,849,000 compared with $136,295,000 in the same period in 2021, a 13% increase.

Sales in the U.S. for the three and nine months ended September 30, 2022 increased 4% and 12%, respectively, compared to the same periods in 2021. As a precaution against supply chain delays, customers accelerated purchases into the second quarter of 2022 from the third quarter of 2022. This reduced sales in the third quarter of 2022. The increase in sales for the nine months was primarily attributable to increased sales of first aid and medical products and Westcott school and office products.

Net sales in Canada for the three and nine months ended September 30, 2022 increased 1% (3% in local currency) and 2% (5% in local currency), respectively, compared to the same periods last year. The growth in the three and nine months ended September 30, 2022 was mainly due to higher sales of first aid products.

European net sales for the three months ended September 30, 2022 decreased 3% in U.S. dollars but increased 13% in local currency compared to the same period in 2021. Net sales for the nine months ended September 30, 2022 decreased 3% in U.S. dollars but increased 9% in local currency compared to the same period in 2021. The increase in net sales for the three and nine months was mainly due to market share gains in the office channel.

Gross profit

Gross profit for the three months ended September 30, 2022 was $15,925,000 (32.0% of net sales) compared to $17,005,000 (35.5% of net sales) in the same period in 2021. Gross profit for the nine months ended September 30, 2022 was $49,475,000 (33.0% of net sales) compared to $48,745,000 (35.8% of net sales) for the same period in 2021. The decline in the gross margin for the three and nine months ended September 30, 2022 was primarily due to exceptionally high ocean container costs and demurrage charges. The impact on gross margins due to the aforementioned supply chain expense were 2.3% and 1.5% for the three and nine months ended September 30, 2022. Also contributing to the decline in gross profit were weaker currencies in Europe and Canada, where we purchase most of our inventory in U.S. dollars.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2022 were $14,972,000 (30.1% of net sales) compared with $14,044,000 (29.3% of net sales) in the same period in 2021, an increase of $928,000. SG&A expenses for the nine months ended September 30, 2022 were $43,176,000 (28.8% of net sales) compared with $39,028,000 (28.6% of net sales) for the same periods of 2021, an increase of $4,148,000. The increases in SG&A expenses for three and nine months ended September 30, 2022, compared to the same period in 2021 were primarily due to higher personnel related costs and increased commissions and shipping costs related to higher sales. The increased shipping costs included fuel surcharges due to higher gas prices earlier in the year. Also, the Company incurred incremental expenses related to the acquisition and integration of the Safety Made assets.

Operating income

Operating income for the three months ended September 30, 2022 was $953,000 compared with $2,961,000 in the same period of 2021. Operating income for the nine months ended September 30, 2022 was $6,299,000 compared with $9,717,000 in the same period of 2021.

Operating income in the U.S. segment decreased by $1,658,000 and $2,198,000 for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decline in operating income for the three and nine months ended September 30, 2022 was primarily due to increased supply chain costs which include exceptionally high ocean container costs and demurrage charges. $2.4 million of exceptional supply chain costs were recognized through September 30, 2022, of which $.9 million was recorded in the three months ended September 30, 2022.

Operating income in the Canadian segment decreased by $64,000 and $238,000 for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Operating income in the European segment decreased by $286,000 and $981,000 for the three and nine months ended September 30, 2022, respectively, compared to the same period in 2021. The decline in operating income for the three and nine months ended September 30, 2022 was primarily due to increased supply chain costs as well as weaker currency in Europe where we purchase most of our inventory in U.S. dollars.  $0.6 million of exceptional supply chain costs were recognized through September 30, 2022, of which $0.2 million was recorded in the three months ended September 30, 2022.

Interest expense, net

Interest expense, net for the three months ended September 30, 2022 was $714,000 compared with $228,000 in the same period of 2021, a $486,000 increase. Interest expense, net for the nine months ended September 30, 2022 was $1,443,000 compared with $671,000 for the same period of 2021, a $772,000 increase. The increases in interest expense resulted from a higher average interest rate on the outstanding debt as well as higher average debt outstanding under the Company’s revolving loan agreement.

Total other expense (income), net

Total other expense, net was $209,000 in the three months ended September 30, 2022 compared to $68,000 in the same period of 2021. Total other expense, net was $354,000 in the nine months ended September 30, 2022 compared to total other expense, net of $213,000 (excluding income of $3,508,000 from PPP loan forgiveness) in the same period of 2021. The increase in total other expense, net in the three and nine months ended September 30, 2022, was due to losses from foreign currency transactions, primarily due to a declining Euro in our European business.

Income taxes

The effective income tax rate for the nine months ended September 30, 2022 was 19%. Income tax expense for the three and nine months ended September 30, 2021 included a $0.9 million tax credit for stock based compensation. The Company’s effective tax rates for the three and nine months ended September 30, 2021, excluding the tax credit and the income from the PPP loan forgiveness, were 19% and 21%.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2022, working capital increased approximately $15.2 million compared to December 31, 2021. Inventory increased approximately $12.6 million at September 30, 2022 compared to December 31, 2021. We increased inventory during that period to anticipate our continued growth and to be positioned to offset the impact of potential supply chain disruptions related to COVID-19. The increase also reflects higher product costs. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at September 30, 2022 compared to 2.3 at December 31, 2021.  Receivables increased by approximately $5.9 million at September 30, 2022 compared to December 31, 2021.  The average number of days sales outstanding in accounts receivable was 62 days at September 30, 2022 compared to 60 days at December 31, 2021.  Accounts payable and other current liabilities increased by approximately $4.2 million at September 30, 2022 compared to December 31, 2021. The increase in accounts payable is primarily related to the increase in inventory.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2022	2021
Working capital	$90,126	$74,976
Current ratio	4.69	4.70
Long term debt to equity ratio	86.0%	57.2%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amended agreement increases the amount available for borrowing to $65 million from $50 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. In addition, the expiration date of the revolving loan agreement was extended to May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eight of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year.

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for four quarters commencing in third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for the four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the leverage ratio. The increase in the ratio brought the Company into compliance with the covenant as of September 30, 2022, and going forward, provides the Company with the flexibility it needs to conduct its business in light of current and anticipated economic conditions. As of September 30, 2022, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

During the first nine months of 2022, total debt outstanding under the Company’s revolving credit facility increased by approximately $24.1 million, compared to total debt thereunder at December 31, 2021. As of September 30, 2022, $57,131,000 was outstanding and $7,869,000 was available for borrowing under the Company’s credit facility. The increase in debt outstanding was primarily related to the acquisition of Safety Made and the increase in inventory.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At September 30, 2022, there was approximately $11.2 million outstanding on the mortgage.

On June 1, 2022, the Company purchased the assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million which is contingent upon meeting certain financial targets over a two-year period. Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

In response to the challenges encountered by the Company commencing with the COVID-19 pandemic, the Company has implemented a series of cost reduction initiatives that are expected to generate over $5.0 million in savings in 2023. These initiatives have included a reduction of SG&A expenses and other costs and the implementation of a wide range of productivity improvements in our manufacturing and distribution facilities.

The Company believes that cash generated from operating activities, together with funds available under its revolving loan agreement, will, under current conditions, be sufficient to finance the Company’s operations over the next twelve months from the filing of this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

Not applicable.

Item 5 — Other Information

None.

Item 6 — Exhibits

Documents filed as part of this report:

Exhibit 10.10(j)	Amendment No.9 to Revolving Loan Agreement with HSBC dated November 8, 2022

Exhibit 31.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Walter C. Johnsen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Paul G. Driscoll pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME UNITED CORPORATION

By	/s/ Walter C. Johnsen
Walter C. Johnsen
Chairman of the Board and
Chief Executive Officer

Dated: November 9, 2022

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 9, 2022