Form 10-K
period 2022-12-31
ACME UNITED CORP
filed 2023-03-10
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . Yes ☐   No ☒

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

Registrant had 3,538,179 shares of its $2.50 par value Common Stock outstanding as of March 10, 2023.

DOCUMENTS INCORPORATE BY REFERENCE

(1)        Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 24, 2023 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Part III.

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative first aid and medical products and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. Its principal products sold across all segments are first aid kits and medical products, scissors, shears, knives, rulers, pencil sharpeners and sharpening tools. The Company sells its products primarily to mass market and e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply superstores, sporting goods stores, and hardware chains.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2022 were $194 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. In recent years, as a result of acquisition, the amount of first aid and medical products produced in North America has been increasing substantially. The Company assembles its first aid kits at its facilities in Vancouver, WA, Rocky Mount, NC, Keene, NH and Laval, Canada. The components for the first aid kits are primarily sourced from U.S. suppliers. In addition, the Company has manufacturing facilities in the U.S. at Smyrna, TN and Santa Ana, CA for Spill Magic absorbent products, Marlborough, MA for DMT sharpening tools, and Brooksville, FL for Med-Nap alcohol and benzalkonium chloride non-alcohol (BZK) wipes.

Recent accomplishments and initiatives

In 2022, the Company’s key business accomplishments and initiatives included the following:

•	Record Sales Growth – The Company has achieved thirteen years of consecutive record annual sales growth averaging 10%;

•

Successful Responses to Challenging Environment – The Company encountered and successfully met significant macroeconomic and operational challenges.  These included supply chain issues, increased costs (including product costs, extraordinary container expenses, transportation and fuel costs, and rising wages), rising interest rates and shortages of workers.  Notwithstanding these factors, the Company’s revenues for 2022 increased to approximately $194 million, an increase of 7% over its revenues in 2021.

•

Diversification of Product Lines – During the past seven years, sales of first aid and medical products have grown to approximately 55% of total sales. As a result, our reliance on sales of school and office products has declined, although such sales have remained steady.

•	First Aid Acquisition – The Company acquired and successfully integrated the assets of Safety Made, a first aid promotional business based in Keene, New Hampshire.
•

Strengthened Capital Position - In May 2022, the Company significantly improved its capital position by amending its revolving loan agreement with HSBC Bank, N.A. to increase the amount available for borrowing from $50 million to $65 million.  As a result of the extension and increase in the credit facility, the Company is better positioned to take advantage of its various growth opportunities, including potential acquisitions.

•

Reduction of Inventory – In 2022, the Company increased inventory by approximately $9 million in anticipation of continued growth and to be positioned to offset potential supply chain interruptions related to COVID-19.  As a result of the disruption in the Company’s supply chains having been reduced significantly, the Company initiated an inventory reduction program in the fourth quarter of 2022; through the Company’s efforts, inventory was reduced by $2.9 million compared to the end of the third quarter of 2022. The Company plans to reduce inventory by an additional $5 million in 2023.

•

Cost Reduction Initiatives – Commencing in the second half of 2022, the Company implemented a series of cost reduction initiatives that are expected to generate over $5 million in savings in 2023. These initiatives include the implementation of a wide range of productivity improvements in our manufacturing and distribution facilities and a reduction of SG&A expenses and other costs.

Principal Products

The Company markets and sells under two main categories: i) first aid and medical; and ii) cutting, sharpening and measuring. The first aid and medical category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit®, Spill Magic®, First Aid Central®, Med-Nap and Safety Made brands). The cutting, sharpening and measuring category includes school, home and office products (Westcott® brand), and hardware, industrial and sporting goods products (Clauss®, Camillus®, Cuda® and DMT® brands).

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

First Aid Central

First Aid Central has been a trusted provider and manufacturer of a wide variety of first aid kits since 2007. They assist Canadian businesses to stay compliant with federal & provincial first aid and medical regulations through their wide variety of first aid kits, refills, and safety supplies, including CPR kits, burn kits, and automotive and emergency first aid kits.

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

Safety Made

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

Westcott continues to expand their catalog of craft items with patented new technologies, handle designs and construction that has driven Westcott to be a leader in fashionable and functional solutions for students and adults.  In addition, Westcott continues to build on its cutting line with an expanded assortment of ceramic safety knives which include new features, allowing its customers to remain safer on the job.

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, floral, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In

2021, Clauss was the first to innovate and apply industrial Titanium Carbide infused blades which has revolutionized cutting performance and edge-retention for hardware and industrial based cutting applications.

Camillus

Since 1876 Camillus has been supplying innovative and high-quality knives. The Camillus brand has a strong heritage in the hunting, sporting, survival and tactical markets. The Company acquired the brand in 2007 and re-launched it in 2009 with an updated and innovative line of fixed blade, folding knives, line of sight cutting tools and tactical tools. Many of the knives are enhanced with titanium carbonitride coatings to increase the hardness of the blade of up to 10 times that of untreated stainless steel. In 2021 Camillus continued its innovative path in creating outdoor tools that serve its customers with multifunction features, which allow outdoor enthusiasts to carry fewer tools. In 2022, Camillus developed a new ball bearing-based blade launching system, “Cuda Lock” blade locking mechanism.

Cuda

The Cuda line of fishing tools and knives was launched in 2014. Featuring titanium bonded quality steels and alloys, Cuda tools provide world class hardness, corrosion and adhesive resistance. In 2014, Cuda won Best of Show in the “Fish Smart” category at the ICast show in Orlando, Florida. In 2016, Cuda won six GOOD DESIGN awards from the Chicago Athenaeum, Museum of Architecture and Design. In 2017, Cuda launched a line of cut and puncture resistant gloves which feature quadruple layered Kevlar® and a line of telescopic landing nets featuring replaceable nets and a net containment system. In 2018, Cuda launched a Professional Series of knives, tools and fishing gaffs that are directed towards the commercial fishing market. In 2022, Cuda launched a line of tools devoted to freshwater angling including cleaning, measuring and sharpening solutions.  Cuda’s newest innovation, AquaTuff® Technology, encapsulates both Zirconium and Carbide Edge infusion, thus creating best in class corrosion resistance and edge retention resulting in a knife that can stand up to the elements and requires significantly less sharpening.

DMT

DMT products are leaders in diamond sharpening tools for knives, scissors, chisels, skis, skates and many other edges that require sharpening. DMT was founded in 1976 by aerospace engineers. The DMT products use a proprietary process of finely dispersed diamonds bonded to the surfaces of sharpeners and are famous for providing diamond sharpeners with the flattest sharpening surface, greatest concentrated amount of diamonds and the highest quality diamonds per sharpener.  In 2017, DMT launched 12 new diamond sharpeners that include a gear-driven sharpener, sonic sharpener and pull through sharpeners that provide a simple sharpening solution for beginners as well as sharpening experts. In 2022, DMT launched an entirely new line of sharpeners. EdgeSharp allows for a more simplistic sharpening process.  In addition, in 2022 DMT launched a new line of professional and outdoor sharpeners with enhanced features and special grits to optimize the sharpener process.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, Camillus, PhysiciansCare, First Aid Only, Cuda, DMT, Pac-Kit, Spill Magic and First Aid Central. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2022 was 9 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to mass market, ecommerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and hardware chains (including through their websites). The Company also sells a limited selection of its products directly to consumers through its own websites. The Company had two customers in 2022 and 2021, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 15% and 10% of consolidated net sales in 2022 and 17% and 11% in 2021.

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

Seasonality

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws. The Company anticipates that no material adverse financial impact will result from compliance with current environmental rules and regulations.

Employees and Human Capital Considerations

The Company views its human capital as its most important asset. As of December 31, 2022, the Company employed 619 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and no foreseeable problems with the work force are evident.

Culture and Diversity

The Company’s workforce represents nearly all demographics, with diversity in age, race, ethnicity, and gender. Historically, the Company’s standard recruiting and hiring initiatives have created a diverse workforce. Our employees reflect the communities in which we are located. We seek to provide opportunities for growth and development at all levels of our organization.

Creating and fostering inclusive work environments and teams allow us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of our products and the experience we deliver to our customers.

Compensation and Benefits

The Company is committed to providing market-competitive pay and benefits to attract and retain great talent.

The Company provides a range of benefits to its employees and their families, including medical and prescription drug, dental and vision, long-term disability coverage, as well as 401(k) savings and flexible spending accounts.

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

Industry and Operational Risks

The Company is subject to a number of significant operational risks that might cause the Company’s actual results to vary materially from its forecasts, targets or projections, including:

•	failing to achieve planned revenue and profit growth in each of the Company's business segments;

•	changes in customer requirements and in the volume of sales to principal customers;

•	the ability of the Company to anticipate timing of orders and shipments particularly in the ecommerce area;

• •	reliance on third party distributors; emergence of new competitors or consolidation of existing competitors; and

•	industry demand fluctuations.

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

We expect to continue to experience inflationary pressure on our cost structure, and price increases may not be sufficient to offset cost increases or may result in sales volume declines.

Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, which has continued into 2022 and through the present. Future market and competitive pressures may prohibit the Company from raising prices to offset increased raw material, or other product costs, including but not limited to packaging, direct labor, overhead, employee benefits, shipping costs, and other inflationary items, whether due to increases in the costs of raw materials or components or to the COVID-19 pandemic, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations. Commencing in the first half of 2022 the Company was not able to fully pass these costs along to customers.  We expect for the foreseeable future to experience inflationary pressure on our cost structure. We may be able to pass some or all of these cost increases to customers by increasing the selling prices of our products in the future; however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices sufficiently, there could be a negative impact on our results of operations and financial condition.

The ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to many factors, some of which are beyond our control. These factors presently include the impact of supply chain issues and the COVID-19 pandemic on the Company.

Timely delivery of our products and the fulfillment of consumer demand throughout the year is critical to our success. Various factors that might affect product delivery to customers include vendor production delays, difficulties encountered in shipping from overseas, availability of shipping containers, customs clearance delays, and cybersecurity attacks on our vendors. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. Accordingly, we are subject to risks, including inclement weather, natural disasters, cybersecurity attacks, general availability of trucks, and increased security restrictions associated with such carriers’ ability to provide delivery services to meet our shipping needs. The COVID-19 pandemic caused and future pandemics could cause disruptions in our global supply chain as a result of shortages of factory workers, travel restrictions, barriers to the movement of goods, and temporary closures of production facilities and distribution centers, all of which factors have resulted in extended lead times. Failure to deliver products to our customers in a timely and effective manner, has, in a number of instances, subjected us to penalties pursuant to certain of our contractual arrangements. Should any of the foregoing occur to a material extent, our reputation and brands could be damaged and we could suffer the loss of customers or reduced orders.

If we do not successfully optimize and manage our fulfillment processes, our business, financial condition and operating results could be harmed.

If we do not optimize and manage our fulfillment processes successfully and efficiently, it could result in excess or insufficient fulfillment, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

If we add new products or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment will become increasingly complex. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and operating results.

If we grow faster than we anticipate, we may exceed our distribution centers’ capacity, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated.

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

Further, we rely on the ability to attract and retain labor on a cost-effective basis. The availability of labor in certain of the markets in which we operate has declined in recent years and competition for such labor has increased. Our ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors. We may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, our profit margins may materially decline as a result.

The Company’s Westcott business is subject to risks associated with seasonality which could adversely affect its cash flow, financial condition, or results of operations.

The Company’s business, historically, has experienced higher sales volume in the second and third quarters of the calendar year, when compared to the first and fourth quarters. The Company is a major supplier of products related to the “back-to-school” season, which occurs principally during the months of May through August. If this typical seasonal increase in sales of certain portions of the Company’s product line does not materialize in any year for any reason, the Company could experience a material adverse effect on its business, financial condition and results of operations.

Failure to manage growth and continue to expand our operations successfully could adversely affect our financial results.

Our business has experienced significant historical growth both internally and through acquisitions through the years including through the acquisitions of Safety Made in 2022. We expect our business to continue to grow organically and seek to grow through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

We base our expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast, because they generally depend on the volume, timing and type of the orders we receive, all of which are uncertain. Additionally, our business is affected by general economic and business conditions in our markets. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results in any given quarter, or a series of quarters, to be lower than expected, which could cause the price of our Common Stock to decline substantially.

Unfavorable shifts in industry-wide demand for the Company’s products could result in inventory valuation risk.

The Company evaluates its ending inventories for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand or slow moving, appropriate write-downs may be recorded. In addition, the Company might have to write off inventories that are considered obsolete based upon changes in customer demand, product design changes, or new product introductions, which eliminate demand for existing products. Historically, the Company has not had to materially write down or write off product inventories.

Loss of a major customer could result in a decrease in the Company’s future sales and earnings.

Sales of our products are primarily concentrated in a few major customers including office product superstores and mass market distributors. The Company had two customers in 2022 and 2021, that individually exceeded 10% of consolidated net sales. Net sales to those customers were approximately 15% and 10% in 2022 and 17% and 11% in 2021, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 17% of our net sales in 2022 and has been our fastest growing distribution channel over the last several years. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites. Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

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

We have a substantial amount of indebtedness, which could adversely affect our financial condition and ability to operate our business.

As of December 31, 2022, $50,000,000 was outstanding and $15,000,000 was available for borrowing under the Company’s revolving credit facility. The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. of which $11,232,990 was outstanding as of December 31, 2022. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:

• make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

• require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development and other purposes;

• compromise our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, due to our high level of debt and the restrictive covenants in our loan documents;

• limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

• limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

These restrictions could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at SOFR + 2.35%. The economy has been experiencing inflation since 2021 and the U.S. Federal Reserve has raised interest rates in an attempt to control such inflation and is likely to continue to do so in the immediate future. Increases in interest rates have increased our interest costs on our variable-rate debt as well as any future fixed rate debt. Any increase in the interest which we pay would reduce our cash available for working capital, acquisitions, and other uses.

In the event that we experience future pandemics, the economic effects of such pandemics and measures taken to arrest their spread by governmental and regulatory authorities, by the Company’s business partners or by the Company itself could adversely impact our business, including our operating results, financial condition and liquidity.

The Company’s business, operations and financial results, may be adversely affected by those risks and uncertainties resulting from new variant strains of COVID-19, any future pandemics; the effectiveness, availability, and public acceptance of vaccines against potential new viruses. The extent of the impact of such pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the ultimate duration and severity of the pandemic and its impact on the U.S. and global economies.

The military conflict between Russia and Ukraine has resulted in geopolitical instability. Our business, financial position, results of operations and cash flows could be adversely affected by the negative impacts on the global economy resulting from the conflict in Ukraine.

In February 2022, Russian troops invaded Ukraine and the military conflict is ongoing. While the length and total impact of the military conflict is unpredictable, it has led to market disruptions, including volatility in raw material prices and credit and capital markets, and supply chain challenges in our European segment. In response to the military conflict, governments in the U.S. and abroad have imposed sanctions against Russia and proposed or threatened additional potential sanctions. These sanctions could adversely affect the global economy and financial markets in which we operate.

We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Ukraine- or Russian-based customers or suppliers. To date, we have not experienced any material impacts of the ongoing military conflict. We are monitoring the situation and its impact on the global markets, which may, in turn, impact our business. For example, it is possible that the conflict could result in lower sales in Europe if supply parts and raw materials for become less available or if there are continued significant increases in energy and fuel prices.

Based on the continued, and more recently increased market volatility and geopolitical unrest pertaining to the military conflict between Russia and Ukraine, European energy crisis and highly inflationary environment, and corresponding macro-economic uncertainty, we cannot reasonably estimate the full impact the conflict will have on our long-term financial condition, results of operations, liquidity and cash flows. It is not possible to predict the extent and duration of the military conflict, sanctions, and any associated market disruptions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

If we identify a material weakness in our internal controls over financial reporting in the future, such material weakness could result in material misstatements in our financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness or significant deficiency in our internal controls is discovered or occur in the future, our ability to report our financial condition and results of operations in a timely and accurate manner may be materially adversely affected and investor confidence in the Company may be negatively impacted.

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

Risks Related to Our Overseas Operations

The Company’s operations are global in nature. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions in the countries in which we conduct business, by fluctuations in currency exchange rates and other factors related to our international operations.

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

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has fluctuated against the U.S. Dollar during the last two years and is unpredictable. If the Chinese Renminbi continues to increase with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

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

In the past, the United States levied tariffs on the import of some products from China, which is an important source of many of the Company’s products. In order to offset the impact of to these tariffs, the Company has implemented price increases on the affected products. Tariff levels may be further increased and the types of products subject to tariffs may be expanded. Although the Company intends to continue to pass additional price increases on to our customers, such tariff-related developments could have a negative impact on customer demand and adversely affect our business, financial condition and results of operations. In addition, we might have to modify our current business practices, including potentially sourcing from alternative vendors, which could result in inefficiencies and delays in production and cause the Company to incur additional costs.

Risks Related to Our Common Stock

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase programs.

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under applicable law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease. At December 31, 2022, a total of 160,365 shares may be purchased in the future under the repurchase program which the Company announced in 2019.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 3,090,453 shares of our common stock held by non-affiliates as of December 31, 2022. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Brooksville, FL	340,000 53,000 42,460	Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution
Keene, NH	11,000	Warehousing, manufacturing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	481,460
Leased
Shelton, CT	34,200	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	14,500	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	197,600

Total:	679,060

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total 200,000 shares. During the twelve months ended December 31, 2022, the Company did not repurchase any of its shares of its Common Stock. As of December 31, 2022, a total of 160,365 may be purchased under the repurchase program announced in 2019. The 2019 program does not have an expiration date.

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

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in this Annual Report on Form 10-K and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Estimates – Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, intangibles and stock-based compensation. Although the Company’s management has used available information to make judgments on the appropriate estimates to account for the above matters, there can be no assurance that future events will not significantly affect the estimated amounts related to these areas where estimates are required. However, historically, actual results have not been materially different than original estimates.

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

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. The weighted average amortization period for intangible assets at December 31, 2022 was 9 years. The Company periodically reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At December 31, 2022 and 2021, the Company assessed the recoverability of its long-lived assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Contingent Consideration - As part of the acquisition of Safety Made, a $1.5 million payment will be due, contingent on the acquired business meeting certain revenue milestones over a two-year period, commencing on the date of the acquisition. The fair value of the contingent liability at each reporting date is based on certain estimates and judgements made by management. Those estimates are made from the most relevant data available at that time and include historical data and future projections. At December 31, 2022, the fair value of the contingent consideration was $1,330,000.

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

Results of Operations 2022 Compared with 2021

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Macroeconomic, Supply Chain and Related Considerations

The global macroeconomic environment has continued to be challenging in 2022, characterized by global inflation at multi-decade highs, rising interest rates, and significant currency fluctuations. These factors have exacerbated an economy that was struggling to recover from the COVID-19 pandemic.

During 2022, the Company experienced significant supply chain issues. In anticipation of potential supply chain disruptions, the Company had purchased and maintained additional inventory to minimize the impact of any disruption in our supply chain. However, as economies have become less restricted by the COVID pandemic, global supply chains have struggled to keep up with increasing demand, and the resulting supply chain disruptions have significantly increased costs. The supply chain issues caused exceptional ocean and inland freight and demurrage costs. The freight and demurrage costs began to decrease in the third quarter of 2022. We recognize those expenses as products are sold and, as a result, the unusually high freight and demurrage costs continued to adversely impact our results for the quarters ended September 30, 2022 and December 31, 2022 and had an overall adverse effect on our operating margin for the twelve months of 2022.

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

Net Sales

In 2022, sales increased by $11,874,798, or 7%, to $193,962,357 compared to $182,087,559 in 2021.

The U.S. segment sales increased by 8%, in 2022 compared to 2021. The large majority of the increase was attributable to strong sales of first aid and medical products, primarily due to continued market share gains in the industrial, mass market and e-commerce channels as well as sales coming from the Safety Made acquisition.

European net sales for the year ended December 31, 2022, decreased 2% in U.S. dollars but increased 10% in local currency, compared with the same period in 2021. The increase was mainly due to market share gains in Westcott cutting products.

Net sales in Canada for the year ended December 31, 2022, decreased 4% in U.S. dollars and were constant in local currency compared to the same period in 2021.

Gross Profit

Gross profit was $63,558,785 (32.8% of net sales) in 2022 compared to $64,800,357 (35.6% of net sales) in 2021.  The decline was primarily due to exceptionally high ocean container costs and demurrage charges (1.7% impact). Also contributing to the decline in gross profit were weaker currencies in Europe and Canada, where we purchase most of our inventory in U.S. dollars.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $57,285,483 in 2022 compared with $52,030,370 in 2021, an increase of $5,255,113, or 10.1%. SG&A expenses were 29.5% of net sales in 2022 compared to 28.6% in 2021. Approximately 34% of the increase in SG&A expenses was due to higher personnel related costs. Approximately 31% of the increase was due to higher commissions and shipping costs related to higher sales. The increased shipping costs included fuel surcharges due to higher gas prices in the first half of 2022. The remaining increase was mainly due to Safety Made related ordinary S,G&A expenses.

Operating Income

Operating income was $6,273,302 in 2022, compared with $12,769,987 in 2021, a decrease of $6,496,685.

Operating income in the U.S. segment decreased in 2022 by approximately $4,750,000 compared to 2021, primarily due to increased supply chain costs which include exceptionally high ocean container costs and demurrage charges. $3.3 million of exceptional supply chain costs were recognized in 2022 compared to $0 in 2021.

Operating income in the European segment decreased by $1,000,000 compared to 2021 primarily due to increased supply chain costs as well as a weaker currency in Europe where we purchase most of our inventory in U.S. dollars. $700,000 of exceptional supply chain costs were recognized in 2022 compared to $0 in 2021.

Operating income in Canada decreased in 2022 by approximately $757,000 compared to 2021, primarily due to higher inbound and outbound freight.

Interest Expense, Net

Net interest expense for 2022 was $2,364,461, compared with $908,223 for 2021, an increase of $1,456,238. The increase in net interest expense resulted from a higher average interest rate on the outstanding debt as well as higher average debt outstanding under the Company’s revolving loan agreement. The weighted average interest rate in 2022 was 3.8% compared to 2.1% in 2021.

Other Expense

Other expense was $246,396 in 2022 compared to $194,877 in 2021. The increase in total other expense was due to losses from foreign currency transactions, primarily due to a declining Euro in our European business.

Income Tax Expense

Income tax expense was $627,679 in 2022, resulting in an effective tax rate of 17% compared to $1,519,255, an effective tax rate of 10% in 2021. Income tax expense in 2021 included a $1.4 million tax credit for stock-based compensation. The Company’s effective tax rate in 2021, excluding the tax credit and the income from the PPP Loan forgiveness was 24%. The lower effective tax rate in 2022 was due to a lower proportion of earnings in jurisdictions with a higher tax rate.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2022.

Liquidity and Capital Resources

During 2022, working capital increased by approximately $8.5 million compared to December 31, 2021. Inventory increased by approximately $9.7 million, or 18%. We increased inventory during 2022 to anticipate our continued growth and to be positioned to offset the impact of potential supply chain disruptions related to COVID-19. The increase also reflects higher product costs. We believe the risk of supply chain disruptions has been reduced, and we are now lowering our inventory. During 2023, our goal is to reduce inventory by $5.0 million. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company’s revenue stream. Inventory turnover calculated using a twelve-month average inventory balance, was 2.0 at December 31, 2022 as compared to 2.3 at December 31, 2021. The reserve for slow moving and obsolete inventory was $1,720,350 at December 31, 2022 compared to $1,554,217 at December 31, 2021. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2023.

Receivables decreased by approximately $1.6 million at December 31, 2022 compared to December 31, 2021. The average number of days sales outstanding in accounts receivable was 62 days in 2022 compared to 60 days in 2021.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank, N.A. The amendment increases the amount available for borrowing to $65 million from $50 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. In addition, the expiration date of the revolving loan agreement was extended to May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year.

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for four quarters commencing in the third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for the four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. The increase in the ratio brought the Company into compliance with the covenant as of September 30, 2022, and going forward, provides the Company with flexibility to conduct its business in light of current and anticipated economic conditions. As of December 31, 2022, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

At December 31, 2022, total debt outstanding under the Company’s revolving credit facility increased by approximately $16.9 million compared to total debt outstanding at December 31, 2021. As of December 31, 2022, $50,000,000 was outstanding and $15,000,000 was available for borrowing under the Company’s revolving credit facility.

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

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. The outstanding principal on December 31, 2022, was $11,232,990.

Capital expenditures during 2022 and 2021 were $4,304,264 and $6,372,615, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility. The decrease is primarily related to 2021 improvements at our distribution center in Rocky Mount, NC including new HVAC (approximately $2 million) and warehouse management systems (approximately $1 million).

On June 1, 2022, the Company purchased the assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million of which is contingent upon meeting certain annual financial targets during a two-year period. Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

In response to the challenges encountered by the Company commencing with the COVID-19 pandemic, the Company has implemented a series of cost reduction initiatives that are expected to generate over $5.0 million in savings in 2023. These initiatives have included the implementation of a wide range of productivity improvements in our manufacturing and distribution facilities and a reduction of SG&A expenses and other costs.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued and Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Net sales	$193,962,357	$182,087,559
Cost of goods sold	130,403,572	117,287,202

Gross profit	63,558,785	64,800,357

Selling, general and administrative expenses	57,285,483	52,030,370
Operating income	6,273,302	12,769,987

Non-operating items:
Interest:
Interest expense	(2,396,431)	(921,965)
Interest income	31,970	13,742
Interest expense, net	(2,364,461)	(908,223)
PPP loan forgiveness	—	3,508,047
Other expense	(246,396)	(194,877)
Total other (expense) income, net	(246,396)	3,313,170
Income before income tax expense	3,662,445	15,174,934
Income tax expense	627,679	1,519,255
Net income	$3,034,766	$13,655,679

Earnings per share:
Basic	$0.86	$3.93
Diluted	$0.82	$3.45

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2022	2021
Net income	$3,034,766	$13,655,679
Other comprehensive (loss)
Foreign currency translation	(707,251)	(554,681)
Comprehensive income	$2,327,515	$13,100,998

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,100,409	$4,843,349
Accounts receivable, less allowance	32,603,463	34,220,635
Inventories	63,325,206	53,552,254
Prepaid expenses and other current assets	2,820,935	2,634,376
Restricted cash	750,000	-
Total current assets	105,600,013	95,250,614

Property, plant and equipment:
Land	1,979,474	1,761,434
Buildings and building improvements	16,614,149	13,455,514
Machinery and equipment	31,491,637	29,760,410
Total property, plant and equipment	50,085,260	44,977,358
Less: accumulated depreciation	23,669,724	20,949,861
Net property, plant and equipment	26,415,536	24,027,497

Intangible assets, less accumulated amortization	20,790,535	17,230,529
Goodwill	8,188,829	4,799,829
Operating lease right-of-use asset, net	2,632,191	3,130,215
Other assets - restricted cash	750,000	-
Total assets	$164,377,104	$144,438,684

LIABILITIES
Current liabilities:
Accounts payable	$10,514,288	$8,976,629
Operating lease liability - current portion	1,130,244	1,000,470
Current portion of mortgage payable	404,588	388,536
Other accrued liabilities	10,077,542	9,909,477
Total current liabilities	22,126,662	20,275,112
Long-term debt	49,915,649	33,037,172
Mortgage payable, net of current portion	10,693,612	11,080,923
Operating lease liability - non-current portion	1,683,323	2,364,236
Deferred income taxes	305,285	599,280
Other non-current liabilities	622,441	-
Total liabilities	85,346,972	67,356,723

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: - 5,083,051 shares issued and 3,538,179 shares outstanding in 2022; 5,065,518 shares issued and 3,520,646 shares outstanding in 2021	12,698,624	12,654,787
Treasury stock, at cost, 1,544,872 shares in 2022 and 2021	(15,995,622)	(15,995,622)
Additional paid-in capital	13,447,797	11,930,067
Accumulated other comprehensive loss	(2,087,899)	(1,380,648)
Retained earnings	70,967,232	69,873,377
Total stockholders' equity	79,030,132	77,081,961
Total liabilities and stockholders' equity	$164,377,104	$144,438,684

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2020	3,338,913	$12,100,663	$(14,522,178)	$7,930,673	$(825,967)	$58,033,252	$62,716,443
Net income						13,655,679	13,655,679
Other comprehensive loss					(554,681)		(554,681)
Stock compensation expense				1,806,758			1,806,758
Distribution to shareholders						(1,815,554)	(1,815,554)
Issuance of common stock	224,947	554,124		2,534,921			3,089,045
Cash settlement of stock options				(342,285)			(342,285)
Purchase of treasury stock	(43,214)		(1,473,444)				(1,473,444)
Balances, December 31, 2021	3,520,646	12,654,787	(15,995,622)	11,930,067	(1,380,648)	69,873,377	77,081,961
Net income						3,034,766	3,034,766
Other comprehensive loss					(707,251)		(707,251)
Stock compensation expense				1,803,302			1,803,302
Distribution to shareholders						(1,940,911)	(1,940,911)
Issuance of common stock	7,466	18,669		66,046			84,715
Cash settlement of stock options				(108,155)			(108,155)
Net share settlement of stock options	10,067	25,168		(243,463)			(218,295)
Balances, December 31, 2022	3,538,179	$12,698,624	$(15,995,622)	$13,447,797	$(2,087,899)	$70,967,232	$79,030,132

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
Operating activities:
Net income	$3,034,766	$13,655,679
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,762,276	2,557,680
Amortization of intangible assets	1,815,508	1,490,894
Stock compensation expense	1,803,302	1,806,758
Deferred income taxes	(293,995)	489,059
Non-cash lease adjustment	(42,570)	158,250
Provision for excess and obsolete inventory	189,874
Provision for doubtful accounts	199,996	-
Amortization of deferred financing costs	30,151	—
PPP loan forgiveness	-	(3,508,047)
Changes in operating assets and liabilities
Accounts receivable	1,839,243	(7,228,368)
Inventories	(9,606,835)	(3,209,330)
Prepaid expenses and other current assets	(173,341)	(1,040,319)
Accounts payable	1,914,813	1,497,258
Other accrued liabilities	(581,449)	(1,528,936)
Total adjustments	(143,027)	(8,515,101)
Net cash provided by operating activities	2,891,739	5,140,578

Investing activities:
Purchase of property, plant and equipment	(4,304,264)	(6,372,615)
Purchase of intellectual property	(300,000)	-
Acquisition of Safety Made	(9,622,391)	-
Net cash used by investing activities	(14,226,655)	(6,372,615)

Financing activities:
Net borrowings (repayments) of long-term debt	16,848,326	(5,729,995)
Repayments on mortgage	(401,410)	(3,177,778)
Borrowing on mortgage	-	11,469,459
Distributions to stockholders	(1,903,346)	(1,792,356)
Cash settlement of stock options	(108,155)	(342,285)
Tax paid on net share settlement of stock options	(243,463)	-
Purchase of treasury stock	-	(1,473,444)
Issuance of common stock	84,715	3,089,045
Net cash provided by financing activities	14,276,667	2,042,646
Effect of exchange rate changes	(184,691)	(134,636)
Net increase in cash and cash equivalents	2,757,060	675,973
Cash, cash equivalents and restricted cash at beginning of year	4,843,349	4,167,376
Cash, cash equivalents and restricted cash at end of year	$7,600,409	$4,843,349

Supplemental cash flow information:
Cash paid for income taxes	$978,378	$874,996
Cash paid for interest expense	$2,124,144	$908,781
Non-cash investing activities
Safety Made acquisition contingent consideration	$1,330,000	$-
Non-cash financing activities
Dividends accrued not paid	$495,406	$457,745

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

The operations of Acme United Corporation (the “Company”) consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Europe. Principal products across all segments are first aid kits and medical products, scissors, shears, knives, rulers and pencil sharpeners, which are sold primarily to wholesale, contract and retail stationery distributors, office supply super stores, mass market retailers, industrial distributors, school supply distributors, drug store retailers, sporting goods stores, hardware chains and wholesale florists.

2. Accounting Policies

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive and significant accounting estimates relate to customer rebates, valuation allowances for deferred income tax assets, obsolete and slow-moving inventories, potentially uncollectible accounts receivable, intangibles and stock-based compensation. Actual results could differ from those estimates.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company. All significant intercompany accounts and transactions are eliminated in consolidation.

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other expense were foreign currency transaction losses of $288,191 and $239,753 in 2022 and 2021, respectively.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – Accounts receivable are shown less an allowance for doubtful accounts of $1,060,812 at December 31, 2022 and $1,007,187 at December 31, 2021.

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives of these assets are as follows: buildings useful lives range from 10 to 39 years; machinery and equipment useful lives range from 3 to 10 years. The Company tests its property, plant and equipment whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2022 and 2021, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2022 was 9 years. The Company periodically reviews the values recorded for finite lived intangible assets whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2022 and 2021, there were no triggering event that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The Company annually reviews goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2022 and 2021, the Company assessed the recoverability of its intangible assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Contingent Consideration - As part of the acquisition of Safety Made, a $1.5 million payment will be due, contingent on the acquired business meeting certain revenue milestones over a two-year period, commencing on the date of the acquisition. The fair value of the contingent liability at each reporting date is based on certain estimates and judgements made by management. Those estimates are made from the most relevant data available at that time and include historical data and future projections. At December 31, 2022, the fair value of the contingent consideration was $1,330,000.

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

ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. As most of the Company’s leases do not provide an implicit rate, the present value of lease payments is determined primarily using our incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment. Lease arrangements with lease and non-lease components are generally accounted for as a single lease component. The Company's operating lease expense is recognized on a straight-line basis over the lease term.

Revenue Recognition – The Company's revenues result from the sale of goods or services and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives are earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers, for a more detailed discussion.

Shipping Costs – The costs of shipping product to the Company’s customers ($11,328,276 in 2022 and $10,071,710 in 2021) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,563,477 in 2022 and $976,268 in 2021) are included in selling, general and administrative expenses.

Subsequent Events – The Company has evaluated events and transactions subsequent to December 31, 2022 through the date the consolidated financial statements were issued.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2022 and 2021, that individually exceeded 10% of consolidated net sales. Net sales to these customers were approximately 15% and 10% of consolidated net sales in 2022 and 17% and 11% in 2021.

Recently Issued and Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Inventories

Inventories consisted of:

	December 31,
	2022	2021
Finished goods	$45,371,042	$40,412,875
Work in process	408,346	88,847
Materials and supplies	17,545,818	13,050,532
Inventories:	$63,325,206	$53,552,254

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,720,350 as of December 31, 2022 and $1,554,217 as of December 31, 2021.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2022	2021
Tradename	$10,007,698	$7,994,698
Customer List	18,502,207	16,066,973
Non-Compete	1,247,536	320,256
Slice License Agreement	379,921	379,921
Patents	2,271,980	2,271,980
Subtotal	32,409,342	27,033,828
Less: Accumulated Amortization	11,618,807	9,803,299
Intangible Assets	$20,790,535	$17,230,529
Goodwill	$8,188,829	$4,799,829
Total:	$28,979,364	$22,030,358

Amortization expense for intangible assets for the years ended December 31, 2022 and 2021 were $1,815,508 and $1,490,894, respectively. The estimated aggregate amortization expense for each of the next five years, calculated on a similar basis, is as follows: 2023 - $2,012,133; 2024 - $1,921,376; 2025 - $1,919,183; 2026 - $1,651,089; and 2027 - $1,322,225.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2022	2021
Customer Rebates	$5,533,802	$5,413,829
Contingent Liability - Safety Made	1,330,000	—
Accrued Compensation	791,231	1,585,938
Dividend Payable	495,406	457,745
Income Taxes Payable	533,746	564,172
Other	2,015,798	1,887,793
Total:	$10,699,983	$9,909,477

6. Profit Sharing

The Company has a qualified, 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2022 and 2021, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $426,594 in 2022 and $419,298 in 2021.

7. Income Taxes

The amounts of income tax expense reflected in operations is as follows:

	2022	2021
Current:
Federal	$65,263	$4,980
State	192,215	153,937
Foreign	664,766	870,739
Total:	$922,244	$1,029,656

Deferred:
Federal	$(238,408)	$401,196
State	(56,157)	88,403
Total:	(294,565)	489,599
Total Income Tax Expense:	$627,679	$1,519,255

The current state tax provision was comprised of taxes on income, the minimum capital tax and other franchise taxes related to the jurisdictions in which the Company's facilities are located.

A summary of United States and foreign income before income taxes follows:

	2022	2021
United States	$(142,095)	$9,721,756
Foreign	3,804,540	5,453,178
Total:	$3,662,445	$15,174,934

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2022	2021
Federal income taxes at 21% statutory rate	$716,122	$2,915,698
State and local taxes, net of federal income tax effect	120,922	115,855
Permanent items	(128,169)	(1,508,877)
Foreign tax rate difference	(81,196)	(3,421)
Provision for income taxes:	$627,679	$1,519,255

Income tax expense in 2021 included a $1.4 million tax credit for stock-based compensation.

The following summarizes deferred income tax assets and liabilities:

	2022	2021
Deferred income tax liabilities:
Property, plant and equipment	$2,004,200	$1,916,218
	2,004,200	1,916,218
Deferred income tax assets:
Asset valuations	1,109,954	983,055
Other	588,961	333,883
	1,698,915	1,316,938
Net deferred income tax liability:	$305,285	$599,280

In 2022, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2020 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2022.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary and net loss carry forward expiration dates, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary of approximately $3.9 million, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On May 31, 2022, the Company amended its revolving loan agreement with HSBC Bank N.A. The amendment increases the amount available for borrowing to $65 million from $50 million, at an interest rate of the Secured Overnight Financing Rate (SOFR) plus 1.75%; interest is payable monthly. In addition, the expiration date of the revolving loan agreement was extended to May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line.  The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisition and other business activities.  Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year.  On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for four quarters commencing in the third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for the four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. As of December 31, 2022, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

As of December 31, 2022, $50,000,000 was outstanding and $15,000,000 was available for borrowing under the Company’s revolving loan agreement.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031.                                                                                          Long-term debt consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Mortgage payable - HSBC Bank N.A.	$11,232,990	$11,620,000
Less debt issuance costs	(134,790)	(150,541)
	11,098,200	11,469,459
Less current maturities	404,588	388,536
Long-term mortgage payable less current maturities	$10,693,612	$11,080,923

Minimum annual mortgage payments are due as follows: 2023 - $404,588; 2024 - $419,309; 2025 - $436,949; 2026 - $454,112; 2027 - $471,949; and thereafter - $8,911,293.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the year ended December 31, 2022, the Company did not repurchase any shares of its Common Stock.   As of December 31, 2022, a total of 160,365 shares may be purchased in the future under the repurchase program.

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

9. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) first aid and medical; and (ii) cutting, sharpening and measuring. The first aid and medical category includes first aid kits and refills, over-the-counter medications and a variety of safety products. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Significant Payment Terms

Payment terms for each customer are dependent on the agreed upon contractual repayment terms. The repayment terms are typically between 30 and 90 days, but they vary dependent on the size of the customer and its risk profile to the Company. Some customers receive discounts for early payment.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the year ended December 31, 2022

(amounts in 000's)

	United States	Canada	Europe	Total
First Aid and Safety	$95,820	$7,110	$1,702	$104,632
Cutting, Sharpening and Measuring	69,385	6,669	13,276	89,330
Total Net Sales	$165,205	$13,779	$14,978	$193,962

For the year ended December 31, 2021
(amounts in 000's)
	United States	Canada	Europe	Total
First Aid and Safety	$82,955	$7,012	$1,548	$91,515
Cutting, Sharpening and Measuring	69,520	7,329	13,724	90,573
Total Net Sales	$152,475	$14,341	$15,272	$182,088

10. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision maker reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of cutting devices, measuring instruments and safety products for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution centers and facilities in North Carolina, Washington, Massachusetts, Tennessee, Florida, California and New Hampshire. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 8% and 9% of the Company’s total net sales in 2022 and 2021, respectively.

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

The following table sets forth certain financial data by segment for the fiscal years ended December 31, 2022 and 2021:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2022
	United States	Canada	Europe	Consolidated
Net sales	$165,205	$13,779	$14,978	$193,962
Operating income	4,783	1,136	354	6,273
Assets	144,466	9,078	10,833	164,377
Additions to property, plant and equipment	4,174	52	79	4,305
Depreciation and amortization	4,398	96	84	4,578

Year Ended December 31, 2021
(000's omitted)	United States	Canada	Europe	Consolidated
Net sales	$152,475	$14,341	$15,272	$182,088
Operating income	9,521	1,893	1,356	12,770
Assets	125,521	9,100	9,818	144,439
Additions to property, plant and equipment	6,309	10	54	6,373
Depreciation and amortization	3,822	147	80	4,049

The following is a reconciliation of segment operating income to consolidated income before taxes:

(000’s omitted)

	2022	2021
Total operating income	$6,273	$12,770
Interest expense, net	2,364	908
Other expense (income)	247	(3,313)
Consolidated income before taxes	$3,662	$15,175

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

(000’s omitted)

Revenues	2022	2021
United States	$163,546	$151,205
International:
Canada	13,779	14,341
Europe	14,978	15,272
Other	1,659	1,270
Total International	$30,416	$30,883
Total Revenues	$193,962	$182,088

11. Stock Option Plans

The Company grants stock options under the 2022 Employee Stock Option Plan (the “2022 Employee Plan”) and under the 2017 Non-Salaried Director Stock Option Plan (the “2017 Director Plan”). The Company also has two plans under which the Company no longer grants options but under which certain options remain outstanding: the 2005 Non-Salaried Director Stock Option Plan (the “2005 Director Plan”) and the 2012 Employee Stock Option Plan (the “2012 Employee Plan”).

The 2022 Employee Plan, which was approved by the shareholders of the Company at the April 20, 2022, Annual Meeting, provides for the issuance of incentive and nonqualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2022 Employee Plan. Options granted under the 2022 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2022, the number of shares available for grant under the 2022 Employee Plan is 166,750. Under the terms of the 2022 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

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

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grant under the plan or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected non-salaried Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. The 2017 Director Plan provides that the Board of Directors has the authority to increase or decrease the number of shares of Common Stock which are the subject of the annual or initial option grants to directors. No options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2022, there were no shares available for grant under the 2017 Director Plan. Annual Options were customarily granted to non-salaried Directors on the date of the respective Annual Meeting of Shareholders. However, in 2022, there were then no options available for grant under the 2017 Director Plan. As a result, options were not granted to Directors in 2022. Because the Company did not make the customary annual grant of options to the non-salaried directors in 2022, the Company, instead, paid a cash fee to each of the non-salaried directors in an amount equal to $61,800.

The 2005 Director Plan, as amended, provided for the issuance of stock options for up to a total of 180,000 shares of the Company's common stock to non-salaried directors. Under the 2005 Director Plan, Directors elected on April 25, 2005 and at subsequent Annual Meetings who had not received any prior grant under this or previous plans received an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected Director not receiving an Initial Option received a 5,000 share option (the “Annual Option”). The Initial Option vested 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option became fully exercisable one day after the date of grant. The exercise price of each option granted equalled the fair market value of the Common Stock on the date the option was granted and expired ten (10) years from the date of grant. As provided in the Director Plan, no options could be granted under the 2005 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 25, 2015.

The Company’s stock option plans for both employees and directors permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2022 and 2021, the Company paid a total of approximately $108,155 and $342,285 respectively, to optionees who had elected a net cash settlement of their respective share options. In 2022 and 2021, the Company issued 10,067 and 7,726 shares, respectively, to optionees who had elected a net share settlement.

A summary of changes in options issued under the Company’s stock option plans follows:

	2022	2021
Options outstanding at the beginning of the year	1,537,052	1,487,925
Options granted	133,250	299,750
Options forfeited	(6,562)	(5,525)
Options exercised	(46,068)	(245,098)
Options outstanding at the end of the year	1,617,672	1,537,052
Options exercisable at the end of the year	1,132,174	971,568
Common stock available for future grants at the end of the year	166,750	18,650
Weighted average exercise price per share:
Granted	$29.35	$38.38
Forfeited	31.50	23.01
Exercised	12.73	15.15
Outstanding	25.30	24.60
Exercisable	22.83	21.33

A summary of options outstanding as December 31, 2022 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.27 to $20.96	320,534	3	$17.05	297,284	$16.86
$20.97 to $22.86	334,875	5	22.09	333,125	22.10
$22.87 to $24.03	349,950	6	23.41	236,450	23.57
$24.04 to $31.00	315,875	7	26.92	172,125	25.21
$31.01 to $39.56	296,438	9	38.97	93,190	38.28
	1,617,672			1,132,174

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

The assumptions used to value option grants for the years ended December 31, 2022 and 2021 were as follows:

	2022		2021
Expected life in years	7		6 - 7
Interest rate	2.79%		.42 - 1.11%
Volatility	.413		.397 - .415
Dividend yield	1.9%	%	1.3 - 1.8%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 were $1,803,302 and $1,806,758, respectively. At December 31, 2022, there was approximately $3,599,153 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2022, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2022 and 2021 was $11.14 and $13.63 per option, respectively. The aggregate intrinsic value of outstanding options was $1,622,738 and $15,436,026 at December 31, 2022 and 2021, respectively. The aggregate intrinsic value of exercisable options was $1,565,553 and $12,128,507 at December 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during 2022 and 2021 was $747,730 and $6,582,918, respectively.

12. Earnings Per Share

The calculation of earnings per share is as follows:

	2022	2021
Numerator:
Net income	$3,034,766	$13,655,679
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,527,626	3,471,374
Effect of diluted employee stock options	191,624	483,861
Denominator for dilutive earnings per share	3,719,250	3,955,235
Basic earnings per share	$0.86	$3.93
Diluted earnings per share	$0.82	$3.45

For 2022 and 2021, respectively, 296,438 and 229,250 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Total
Balances, December 31, 2020	$(825,967)	$(825,967)
Translation adjustment	(554,681)	(554,681)
Balances, December 31, 2021	$(1,380,648)	$(1,380,648)
Translation adjustment	(707,251)	(707,251)
Balances, December 31, 2022	$(2,087,899)	$(2,087,899)

14. Cash, Cash Equivalents and Restricted Cash

   (dollars in 000’s):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$6,100	$4,843
Restricted Cash - current	750	-
Restricted Cash - non-current	750	-
Total cash, cash equivalents and restricted cash	$7,600	$4,843

Restricted cash, which is reported within other short-term and long-term assets in the consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of certain assets of Safety Made. See Note 16 – Business Combinations, for additional information related to the acquisition of certain assets of Safety Made.

15. Leases

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

Operating lease cost was $1.2 million and $1.3 million for the year ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022 and 2021, $0.5 million was included in cost of goods sold and $0.7 million and $0.8 million, respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Information related to leases (dollars in 000’s):

	Year ended	Year ended
Operating cash flow information:	December 31, 2022	December 31, 2021
Operating lease cost	$1,239	$1,265
Operating lease - cash flow	$1,281	$1,098

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$545	$1,760

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.0 years	4.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2022:

(dollars in 000’s):

2023	$1,239
2024	918
2025	691
2026	155
Total future minimum lease payments	$3,003
Less: imputed interest	(190)
Present value of lease liabilities - current	1,130
Present value of lease liabilities - non-current	$1,683

16. Business Combinations

On June 1, 2022, the Company purchased certain assets of Live Safely Products, LLC (d/b/a “Safety Made”) for approximately $11 million, including $1.5 million of which is contingent upon meeting certain annual financial targets during a two-year period. Based in Keene, NH, Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts Receivable	$512
Inventory	944
Prepaid Expense	14
Property, plant and equipment	877
Intangible Assets
Backlog	23
Non-Compete	920
Tradename	1,990
Customer list	2,210
Goodwill	3,389
Total assets	$10,879

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s United States operating segment. Intangible assets include Customer List, Trade Names, Non-Compete Agreements, and Goodwill. The useful lives of the identified intangible assets range from 5 years to 15 years.

As part of the purchase agreement, there is a $1.5 million payment due to the owners that is contingent on certain revenue milestones being met and the owners being employed by the Company at the end of the two-year period. The $1.5 million will be held by the Escrow Agent in escrow for twenty-five (25) months after the closing date. After one year from the closing date, the Escrow Agent will disburse to the Seller a payment up to $750,000 or a portion thereof determined by the calculation outlined in the purchase agreement. After two years from the closing date, the Escrow Agent will disburse to the seller the remaining escrow amount, or a portion thereof determined by the calculation outlined in the agreement.

The $1.5 million contingent payment that is being held in escrow is classified as restricted cash. Of this amount, $750,000 is recorded in current assets, with the remaining $750,000 reported in other long-term assets on the consolidated balance sheet.

Net sales for the year ended December 31, 2022, attributable to the sales of Safety Made products were approximately $3.6 million. Income from operations for the year ended December 31, 2022, attributable to Safety Made products was approximately $0.6 million.

Assuming Safety Made assets were acquired on January 1, 2021, unaudited proforma combined net sales for the years ended December 31, 2022 and 2021 for the Company would have been approximately $195.8 million and $187.0 million, respectively. Unaudited proforma combined net income for the years ended December 31, 2022 and 2021 for the Company would have been approximately $3.4 million and $15.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 10, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Business Combination

As described in Note 16 to the Company’s financial statements, the Company completed the acquisition of Live Safely Products, LLC for approximately $11 million on June 1, 2022, including $1.5 million of contingent earn-out liabilities. This transaction resulted in recording of $5.1 million of intangible assets. Management applied significant judgment in estimating the fair value of the intangible assets, each of which involved the use of significant estimates and assumptions with respect to expected future cash flows and discount rates. We identified the valuation of the intangible assets as a critical audit matter. Changes to management's judgments and assumptions used in determining the fair values of the intangible assets could have a material impact on the financial statements.  The significant estimation was primarily due to the complexity of the valuation models used to measure the fair value as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the intangible assets included discount rates, revenue and earnings before tax. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including estimates of future revenue and earnings before tax.

How We Addressed the Matter in Our Audit

Our audit procedures related to the business combination include the following, amongst others:

•

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the business combination and over the determination of the purchase price allocation. We considered the results of our tests of controls in our other audit procedures.

•

To test the acquisition of Live Safely Products, LLC, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

•	We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions including the discount rate.

•	Specifically, when assessing the key assumptions, we focused on discount rates and revenue growth rates amongst others.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2008; such date takes into consideration the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

Boston, Massachusetts

March 10, 2023

PCAOB Firm ID #688

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2022, of the Company, and our report dated March 10, 2023 expressed an unqualified opinion on those financial statements.

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

Boston, Massachusetts

March 10, 2023

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2022.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2022. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Marcum LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, is included above under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting.

Except for changes referenced above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2022, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Directors, Executive Officers and Corporate Governance is incorporated herein by reference to the section entitled “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2023 Annual Meeting of Shareholders.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2023 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2023 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2023 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2023 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2023 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2023 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock (19)

10.4	Severance Pay Plan dated September 28, 2004* (15)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)

10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)

10.7	2017 Non-Salaried Director Stock Option Plan (9)

10.8	Deferred Compensation Plan dated October 2, 2007* (16)

10.9(a)	2012 Acme United Employee Stock Option Plan (11)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC Dated (14)

10.10(c)	Amended and restated secured revolving note (14)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)

10.10(f)	Second amended and restated secured revolving note (12)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018 (20)

10.10(i)	Amendment No. 7 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 8 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 9 to Revolving Loan Agreement with HSBC dated November 2022 (21)
10.11	Change in Control Plan as amended dated February 24, 2011* (17)

21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

*	Indicates a management contract or a compensatory plan or arrangement
(1)	Previously filed as an Exhibit to the Company’s Form 8-K/A filed on August 19, 2014.
(2)	Previously filed in the Company’s Form 8-K filed on July 8, 2005.
(3)	Previously filed in the Company’s Form 8-K filed on February 9, 2005.
(4)	Previously filed in the Company’s Form 8-K filed on March 3, 2006.
(5)	Previously filed in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.
(6)	Previously filed in the Company’s Proxy Statement filed on March 29, 2005. This plan expired in 2015.
(7)	Previously filed in the Company’s Form 8-K filed on December 21, 2010.
(8)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(9)	Previously filed as an exhibit to the Company’s Proxy Statement filed on March 22, 2017.
(10)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(11)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 14, 2012.
(12)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 13, 2016.
(13)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 14, 2012.
(14)	Previously filed as an exhibit to the Company’s Form 10-Q filed on May 10, 2013.
(15)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 6, 2014.
(16)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2017.
(17)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.
(18)	Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(19)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 31, 2021.
(20)	Previously filed as an exhibit to the Company’s Form 10-Q filed on August 8, 2022.
(21)	Previously filed as an exhibit to the Company’s Form 10-Q filed on November 9, 2022.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

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