Form 10-Q
period 2023-03-31
ACME UNITED CORP
filed 2023-05-09
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Registrant had 3,545,725 shares of its $2.50 par value Common Stock outstanding as of May 9, 2023.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,764	$6,100
Accounts receivable, less allowance of $847 in 2023 and $1,061 in 2022	32,972	32,604
Inventories	58,488	63,325
Prepaid expenses and other current assets	4,210	2,821
Restricted cash	750	750
Total current assets	99,184	105,600
Property, plant and equipment:
Land	1,982	1,979
Buildings	17,315	16,614
Machinery and equipment	31,529	31,492
	50,826	50,085
Less: accumulated depreciation	24,429	23,669
Net property, plant and equipment	26,397	26,416

Operating lease right-of-use asset, net	2,675	2,632
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	20,273	20,790
Other assets - restricted cash	750	750
Total assets	$157,468	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,597	$10,514
Operating lease liability - current portion	1,216	1,130
Current portion of mortgage payable	405	405
Other current liabilities	11,815	10,078
Total current liabilities	24,033	22,127
Non-current liabilities:
Long-term debt	40,135	49,916
Mortgage payable, net of current portion	10,597	10,694
Operating lease liability - non-current portion	1,628	1,683
Deferred income taxes	305	305
Other non-current liabilities	654	622
Total liabilities	77,352	85,347

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,090,597 shares issued and 3,545,725 shares outstanding in 2023 and
5,083,051 shares issued and 3,538,179 shares outstanding in 2022	12,717	12,699
Additional paid-in capital	13,914	13,448
Retained earnings	71,460	70,967
Treasury stock, at cost - 1,544,872 shares in 2023 and 2022	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,979)	(2,088)
Total stockholders’ equity	80,116	79,030
Total liabilities and stockholders’ equity	$157,468	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$45,838	$43,333
Cost of goods sold	29,557	28,365

Gross profit	16,281	14,968

Selling, general and administrative expenses	14,093	13,597

Operating income	2,188	1,371

Non-operating items:
Interest:
Interest expense	919	309
Interest income	(17)	(4)
Interest expense, net	902	305
Other income, net	(23)	(2)
Total other expense, net	879	303
Income before income tax expense	1,309	1,068
Income tax expense	319	238
Net income	$990	$830

Basic earnings per share	$0.28	$0.24

Diluted earnings per share	$0.28	$0.22

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,541	3,521
Weighted average number of dilutive stock options outstanding	-	327
Denominator used for diluted per share computations	3,541	3,848

Dividends declared per share	$0.14	$0.13

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$990	$830
Other comprehensive income:
Foreign currency translation adjustment	109	27
Comprehensive income	$1,099	$857

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						830	830
Other comprehensive income					27		27
Stock compensation expense				400			400
Distributions to shareholders						(458)	(458)
Cash settlement of stock options				(108)			(108)
Balances March 31, 2022	3,520,646	$12,655	$(15,996)	$12,222	$(1,353)	$70,245	$77,773

For the three months ended March 31, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						990	990
Other comprehensive income					109		109
Stock compensation expense				424			424
Distributions to shareholders						(497)	(497)
Issuance of common stock	5,000	12		49			61
Net share settlement of stock options	2,546	6		(7)			(1)
Balances March 31, 2023	3,545,725	$12,717	$(15,996)	$13,914	$(1,979)	$71,460	$80,116

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$990	$830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	720	652
Amortization of intangible assets	517	374
Non-cash lease adjustment	(12)	-
Stock compensation expense	424	400
Provision for bad debt	26	-
Amortization of deferred financing costs	9	6
Changes in operating assets and liabilities:
Accounts receivable	(666)	(389)
Inventories	4,987	(7,139)
Prepaid expenses and other assets	(1,405)	(1,143)
Accounts payable	73	1,885
Other accrued liabilities	2,013	(955)
Total adjustments	6,686	(6,309)
Net cash provided by (used in) operating activities	7,676	(5,479)

Cash flows from investing activities:
Purchase of property, plant and equipment	(701)	(518)
Net cash used in investing activities	(701)	(518)

Cash flows from financing activities:
Net borrowings of long-term debt	(9,787)	7,114
Cash settlement of stock options	-	(108)
Repayments on mortgage	(101)	(98)
Proceeds from issuance of common stock	61	-
Distributions to shareholders	(497)	(458)
Net cash (used in) provided by financing activities	(10,324)	6,450

Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	11
Net change in cash, cash equivalents and restricted cash	(3,336)	464

Cash, cash equivalents and restricted cash at beginning of period	7,600	4,843

Cash, cash equivalents and restricted cash at end of period	$4,264	$5,307

Supplemental cash flow information:
Cash paid for income taxes	$122	$-
Cash paid for interest	$919	$286

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for such disclosures. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2023 and through the date these condensed consolidated financial statements were issued.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption did not have an impact on our condensed consolidated financial statements.

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

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue is generated by the sale of the Company’s products to its customers.  Sales contracts (purchase orders) generally have a single performance obligation that is satisfied at a point in time, upon shipment or delivery, depending on the terms of the underlying contract. Revenue is measured based on the consideration specified in the contract. The amount of consideration we receive and revenue we recognize is impacted by incentives ("customer rebates"), including sales rebates, which are generally tied to sales volume levels, in-store promotional allowances, shared media and customer catalogue allowances and other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for returns and discounts. We generally recognize customer rebate costs as a deduction to gross sales at the time that the associated revenue is recognized.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2023

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$14,083	$1,405	$3,361	$18,849
First Aid and Medical	24,770	1,852	367	26,989

Total Net Sales	$38,853	$3,257	$3,728	$45,838

For the three months ended March 31, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$15,333	$1,593	$3,558	$20,484
First Aid and Medical	20,408	2,022	419	22,849

Total Net Sales	$35,741	$3,615	$3,977	$43,333

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for four quarters commencing in the third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for those four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. As of March 31, 2023, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings of $40,135,000 and $49,916,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of March 31, 2023 and December 31, 2022, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	March 31, 2023	December 31, 2022

Mortgage payable - HSBC Bank N.A.	$11,133	$11,233
Less debt issuance costs	(131)	(134)
	11,002	11,099
Less current maturities	405	405
Long-term mortgage payable less current maturities	$10,597	$10,694

During the three months ended March 31, 2023, the Company issued a total of 5,000 shares of common stock and received aggregate proceeds of $61,350 upon exercise of employee stock options. Also, during the three months ended March 31, 2023, the Company issued 2,546 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

5. Segment Information

The Company reports financial information based on the organizational structure used by the Company’s chief operating decision maker for making operating and investment decisions and for assessing performance. The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s chief operating decision maker reviews the financial results of both, on a consolidated basis, and as such, the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of first aid and medical products, cutting and sharpening devices and measuring instruments for school, office, home, hardware, sporting and industrial use.

Domestic sales orders are filled primarily from the Company’s distribution centers in North Carolina, Washington, Massachusetts, Tennessee, Florida, New Hampshire and California. The Company is responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products. Orders filled from the Company’s inventory are generally for less than container-sized lots.

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 6% of the Company’s total net sales for the three months ended March 31, 2023 and 2022, respectively.

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

The following table sets forth certain financial data by segment for the three months ended March 31, 2023 and 2022:

Financial data by segment:

(in thousands)

	Three Months Ended March 31,
Sales to external customers:	2023	2022
United States	$38,853	$35,741
Canada	3,257	3,615
Europe	3,728	3,977
Consolidated	$45,838	$43,333

Operating income:
United States	$1,781	$811
Canada	217	386
Europe	190	174
Consolidated	$2,188	$1,371

Interest expense, net	902	305
Other income, net	(23)	(2)
Consolidated income before income taxes	$1,309	$1,068

Assets by segment:

(in thousands)

	March 31,	December 31,
	2023	2022
United States	$136,010	$144,466
Canada	10,720	9,078
Europe	10,738	10,833
Consolidated	$157,468	$164,377

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $424,000 for the three months ended March 31, 2023 compared to approximately $400,000 for the three months ended March 31, 2022.

As of March 31, 2023, there was a total of $3,214,002 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at its fair value of approximately $1.4 million, of which $750,000 is recorded in other current liabilities and $630,000 is recorded in other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2023. Changes in the fair value of the liability are recorded in earnings. There was an increase in the liability of $50,000 during the three month period ended March 31, 2023.

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

Operating lease cost was $0.3 million for the three months ended March 31, 2023 and 2022, of which $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	March 31, 2023	March 31, 2022
Operating lease cost	$334	$311
Operating lease - cash flow	$346	$322

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$341	$211

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term	3.0 years	3.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of March 31, 2023:

2023 (remaining)	$1,005
2024	1,041
2025	813
2026	165

Total future minimum lease payments	$3,024
Less: imputed interest	(180)
Present value of lease liabilities - current	1,216
Present value of lease liabilities - non-current	$1,628

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2023	2022
Customer rebates	$5,972	$5,534
Contingent liability - Safety Made	1,380	1,330
Accrued compensation	1,556	791
Dividend payable	496	495
Income tax payable	776	534
Other	2,288	2,016
Total:	$12,469	$10,700

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$2,764	$6,100
Restricted Cash - current	750	750
Restricted Cash - non-current	750	750
Total cash, cash equivalents and restricted cash	$4,264	$7,600

Restricted cash, which is reported within other short-term and long term assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	March 31,	December 31,
	2023	2022
Tradename	$10,008	$10,008
Customer list	18,502	18,502
Non-compete	1,248	1,248
Slice license agreement	380	380
Patents	2,272	2,272
Subtotal	32,409	32,409
Less: Accumulated amortization	12,136	11,619
Intangible assets	$20,273	$20,790
Goodwill	$8,189	$8,189
Total:	$28,462	$28,979

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

12. Inventories

Inventories consisted of (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$41,187	$45,371
Work in process	334	408
Materials and supplies	16,967	17,546
	$58,488	$63,325

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results, including those risks and uncertainties resulting from the global COVID-19 pandemic and the heightened impact the pandemic has on many of the risks described herein, including, without limitation, risks relating to disruptions in our domestic and global supply chains, and labor shortages, any of which could materially adversely impact the Company’s ability to manufacture, source or distribute its products, both domestically and internationally.

These risks and uncertainties further include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, whether caused by COVID-19 or otherwise, including the impact on the Company’s suppliers and customers; (iii) additional disruptions in the Company’s supply chains, whether caused by COVID-19, natural disasters, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (iv) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (v) the continuing adverse impact of inflation, including product costs, and interest rates; (vi) potential adverse effects on the Company, its customers, and suppliers resulting from the war in Ukraine; (vii) currency fluctuations including, for example, the fluctuation of the dollar against the euro; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment, including the additional inventory the Company acquired in anticipation of supply chain disruptions and uncertainties; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2022 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

We discuss our critical accounting policies and estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Traditionally, the Company’s sales of its cutting, sharpening, and measuring products are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2023 were $45,838,000 compared with $43,333,000 in the same period in 2022, a 6% increase.

Net Sales in the U.S. for the three months ended March 31, 2023 increased 9%, compared to the same period in 2022. The increase in net sales is primarily due to higher sales of first aid and medical products compared to the same period in 2022. Such increases were partially offset by inventory reductions by customers for certain back to school items.

Net sales in Canada for the three months ended March 31, 2023 decreased 10% (5% in local currency), compared to the same period last year. The decline in net sales in the three months ended March 31, 2023 was mainly due to retailer inventory reductions.

European net sales for the three months ended March 31, 2023 decreased 6% (2% in local currency) compared to the same period in 2022.

Gross profit

Gross profit for the three months ended March 31, 2023 was $16,281,000 (35.5% of net sales) compared to $14,968,000 (34.5% of net sales) in the same period in 2022. The increase was primarily due to (i) cost saving initiatives and (ii) productivity improvements implemented late in the third quarter of 2022 at our manufacturing and distribution facilities.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2023 were $14,093,000 (30.7% of net sales) compared with $13,597,000 (31.4% of net sales) in the same period in 2022, an increase of $496,000.

Operating income

Operating income for the three months ended March 31, 2023 was $2,188,000 compared with $1,371,000 in the same period of 2022.

Operating income in the U.S. segment increased by $970,000 for the three months ended March 31, 2023, compared to the same period in 2022. The increase in operating income for the three months ended March 31, 2023 was primarily due to increased sales and cost savings initiatives which included lowering SG&A expenses as well as productivity improvements in our manufacturing and distribution facilities.

Operating income in the Canadian segment decreased by $169,000 for the three months ended March 31, 2023, compared to the same period in 2022.

Operating income in the European segment increased by $16,000 for the three months ended March 31, 2023, compared to the same period in 2022.

Interest expense, net

Interest expense, net for the three months ended March 31, 2023 was $902,000 compared with $305,000 in the same period of 2022, a $597,000 increase. The increase in interest expense resulted from a higher average interest rate on the outstanding debt under the Company’s revolving loan agreement.

Other income, net

Other income, net was $23,000 in the three months ended March 31, 2023 compared to $2,000 in the same period of 2022.

Income taxes

The effective income tax rate for the three months ended March 31, 2023 was 24% compared to 22% in the same period of 2022.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2023, working capital decreased approximately $8.3 million. Inventory decreased approximately $4.8 million during this three-month period. The decline in inventory is due to planned reductions as the risk of supply chain disruptions has diminished.  Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at March 31, 2023 compared to 2.0 at December 31, 2022.  Receivables remained constant at March 31, 2023 compared to December 31, 2022.  The average number of days sales outstanding in accounts receivable was 61 days at March 31, 2023 compared to 62 days at December 31, 2022.  Accounts payable and other current liabilities increased by approximately $1.8 million at March 31, 2023 compared to December 31, 2022.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2023	2022
Working capital	$75,151	$83,473
Current ratio	4.13	4.77
Long term debt to equity ratio	63.3%	76.7%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eight of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year.

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment is in effect for four quarters commencing in the third quarter of 2022 and includes an increase in the funded debt to EBITDA ratio for those four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increases the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. As of March 31, 2023, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

During the first three months of 2023, total debt outstanding under the Company’s revolving credit facility decreased by approximately $9.8 million, compared to total debt thereunder at December 31, 2022. As of March 31, 2023, $40,135,000 was outstanding and $24,865,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At March 31, 2023, there was approximately $11.1 million outstanding on the mortgage.

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

Item 4: Controls and Procedures

(a)	Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Dated: May 9, 2023

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 9, 2023