Form 10-Q
period 2023-06-30
ACME UNITED CORP
filed 2023-08-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Registrant had 3,568,006 shares of its $2.50 par value Common Stock outstanding as of August 3, 2023.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,401	$6,100
Accounts receivable, less allowance of $842 in 2023 and $1,061 in 2022	39,796	32,604
Inventories	55,944	63,325
Prepaid expenses and other current assets	4,329	2,821
Restricted cash	-	750
Total current assets	103,470	105,600
Property, plant and equipment:
Land	1,982	1,979
Buildings	17,315	16,614
Machinery and equipment	33,124	31,492
	52,421	50,085
Less: accumulated depreciation	25,158	23,669
Net property, plant and equipment	27,263	26,416

Operating lease right-of-use asset, net	2,374	2,632
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	19,780	20,790
Other assets - restricted cash	750	750
Total assets	$161,826	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,724	$10,514
Operating lease liability - current portion	1,122	1,130
Current portion of mortgage payable	411	405
Other current liabilities	13,013	10,078
Total current liabilities	25,270	22,127
Non-current liabilities:
Long-term debt	39,979	49,916
Mortgage payable, net of current portion	10,485	10,694
Operating lease liability - non-current portion	1,407	1,683
Deferred income taxes	305	305
Other non-current liabilities	729	622
Total liabilities	78,175	85,347

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,112,878 shares issued and 3,568,006 shares outstanding in 2023 and
5,083,051 shares issued and 3,538,179 shares outstanding in 2022	12,773	12,699
Additional paid-in capital	14,333	13,448
Retained earnings	74,406	70,967
Treasury stock, at cost - 1,544,872 shares in 2023 and 2022	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,865)	(2,088)
Total stockholders’ equity	83,651	79,030
Total liabilities and stockholders’ equity	$161,826	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$53,336	$56,773	$99,175	$100,106
Cost of goods sold	33,314	38,225	62,872	66,590

Gross profit	20,022	18,548	36,303	33,516

Selling, general and administrative expenses	14,772	14,572	28,865	28,169

Operating income	5,250	3,976	7,438	5,347

Non-operating items:
Interest:
Interest expense	860	428	1,779	737
Interest income	(28)	(5)	(45)	(8)
Interest expense, net	832	423	1,734	729
Other (income) expense, net	(23)	148	(46)	147
Income before income tax expense	4,441	3,405	5,750	4,471
Income tax expense	998	667	1,318	903
Net income	$3,443	$2,738	$4,432	$3,568

Basic earnings per share	$0.97	$0.78	$1.25	$1.01

Diluted earnings per share	$0.96	$0.71	$1.25	$0.93

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,555	3,521	3,548	3,521
Weighted average number of dilutive stock options outstanding	36	320	-	323
Denominator used for diluted per share computations	3,591	3,841	3,548	3,844

Dividends declared per share	$0.14	$0.14	$0.28	$0.27

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$3,443	$2,738	$4,432	$3,568
Other comprehensive income:
Foreign currency translation adjustment	114	(574)	223	(547)
Comprehensive income	$3,557	$2,164	$4,656	$3,021

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2022	3,520,646	$12,655	$(15,996)	$12,222	$(1,353)	$70,245	$77,773
Net income						2,738	2,738
Other comprehensive income					(574)		(574)
Stock compensation expense				368			368
Distributions to shareholders						(492)	(492)
Issuance of common stock	727	2		8			10
Balances June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823

For the three months ended June 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2023	3,545,725	$12,717	$(15,996)	$13,914	$(1,979)	$71,460	$80,116
Net income						3,443	3,443
Other comprehensive income					114		114
Stock compensation expense				389			389
Distributions to shareholders						(497)	(497)
Issuance of common stock	15,702	40		189			229
Net share settlement of stock options	6,579	16		(159)			(143)
Balances June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651

For the six months ended June 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						3,568	3,568
Other comprehensive loss					(547)		(547)
Stock compensation expense				768			768
Distributions to shareholders						(950)	(950)
Issuance of common stock	727	2		8			10
Cash settlement of stock options				(108)			(108)
Balances June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823

For the six months ended June 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						4,432	4,432
Other comprehensive loss					223		223
Stock compensation expense				813			813
Distributions to shareholders						(993)	(993)
Issuance of common stock	20,702	52		237			289
Net share settlement of stock options	9,125	22		(165)			(143)
Balances June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,432	$3,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,440	1,339
Amortization of intangible assets	1,011	744
Non-cash lease adjustment	(12)	-
Stock compensation expense	813	768
Provision for bad debt	51	50
Amortization of deferred financing costs	34	8
Changes in operating assets and liabilities:
Accounts receivable	(7,458)	(12,468)
Inventories	7,645	(11,021)
Prepaid expenses and other assets	(762)	(991)
Accounts payable	189	12,651
Other accrued liabilities	3,160	182
Total adjustments	6,111	(8,739)
Net cash provided by (used in) operating activities	10,543	(5,171)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,271)	(2,761)
Contingent payment related to the acquisition of Safety Made	(750)	(9,609)
Net cash used in investing activities	(3,021)	(12,370)

Cash flows from financing activities:
Net borrowings of long-term debt	(9,963)	17,225
Tax withholding on net share settlement of stock options	(143)	-
Cash settlement of stock options	-	(108)
Repayments on mortgage	(209)	(192)
Proceeds from issuance of common stock	289	10
Distributions to shareholders	(993)	(915)
Net cash (used in) provided by financing activities	(11,019)	16,020

Effect of exchange rate changes on cash, cash equivalents and restricted cash	48	(62)
Net change in cash, cash equivalents and restricted cash	(3,449)	(1,583)

Cash, cash equivalents and restricted cash at beginning of period	7,600	4,843

Cash, cash equivalents and restricted cash at end of period	$4,151	$3,260

Supplemental cash flow information:
Cash paid for income taxes	$257	$242
Cash paid for interest	$1,786	$661
Non-cash financing activity
Net share settlement of stock options	$22	$-

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

The Company has evaluated events and transactions subsequent to June 30, 2023 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2023

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$16,533	$1,982	$3,484	$21,999
First Aid and Medical	28,667	2,394	276	31,337

Total Net Sales	$45,200	$4,376	$3,760	$53,336

For the three months ended June 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$21,954	$2,192	$3,555	$27,701
First Aid and Medical	26,951	1,684	437	29,072

Total Net Sales	$48,905	$3,876	$3,992	$56,773

For the six months ended June 30, 2023

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$30,616	$3,387	$6,845	$40,848
First Aid and Medical	53,438	4,246	643	58,327

Total Net Sales	$84,054	$7,633	$7,488	$99,175

For the six months ended June 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$37,287	$3,785	$7,113	$48,185
First Aid and Medical	47,359	3,706	856	51,921

Total Net Sales	$84,646	$7,491	$7,969	$100,106

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment was in effect for four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The amendment included an increase in the funded debt to EBITDA ratio for those four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increased the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. As of June 30, 2023, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings of $39,979,000 and $49,916,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of June 30, 2023 and December 31, 2022, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	June 30, 2023	December 31, 2022

Mortgage payable - HSBC Bank N.A.	$11,024	$11,233
Less debt issuance costs	(128)	(134)
	10,896	11,099
Less current maturities	411	405
Long-term mortgage payable less current maturities	$10,485	$10,694

During the three and six months ended June 30, 2023, the Company issued a total of 15,702 and 20,702 shares of common stock and received aggregate proceeds of $229,000 and $289,000 upon exercise of employee stock options. Also, during the three and six months ended June 30, 2023, the Company issued 6,579 and 9,125 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 8% and 7% of the Company’s total net sales for the three and six months ended June 30, 2023 compared to 12% and 9%, respectively for the same periods in 2022.

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

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2023 and 2022:

Financial data by segment:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Sales to external customers:	2023	2022	2023	2022
United States	$45,200	$48,905	$84,054	$84,646
Canada	4,376	3,876	7,633	7,491
Europe	3,760	3,992	7,488	7,969
Consolidated	$53,336	$56,773	$99,175	$100,106

Operating income:
United States	$4,251	$3,454	$6,031	$4,287
Canada	742	474	960	830
Europe	257	48	447	230
Consolidated	$5,250	$3,976	$7,438	$5,347

Interest expense, net	832	423	1,734	729
Other (income) expense, net	(23)	148	(46)	147
Consolidated income before income taxes	$4,441	$3,405	$5,750	$4,471

Assets by segment:

(in thousands)

	June 30,	December 31,
	2023	2022
United States	$141,486	$144,466
Canada	9,547	9,078
Europe	10,793	10,833
Consolidated	$161,826	$164,377

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $389,000 and $813,000 for the three and six months ended June 30, 2023 compared to approximately $368,000 and $768,000 for the three and six months ended June 30, 2022.

As of June 30, 2023, there was a total of $2,826,745 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at its fair value of $705,000 which is recorded in other non-current liabilities on the condensed consolidated balance sheet as of June 30, 2023. Changes in the fair value of the liability are recorded in earnings. There was an increase in the liability of $75,000 and $125,000, respectively, during the three and six months ended June 30, 2023. During the three months ended June 30, 2023, the Company paid $750,000 of the $1.5 million held in escrow related to the contingent liability.

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

Operating lease cost was $0.3 million for the three months ended June 30, 2023, of which $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses. Operating lease cost was $0.7 million for the six months ended June 30, 2023, of which $0.2 million was included in cost of goods sold and $0.5 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	June 30, 2023	June 30, 2022
Operating lease cost	$344	$308
Operating lease - cash flow	$346	$322

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$-

	Six Months Ended	Six Months Ended
Operating cash flow information:	June 30, 2023	June 30, 2022
Operating lease cost	$678	$618
Operating lease - cash flow	$693	$645

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$341	$211

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term	3.0 years	3.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of June 30, 2023:

2023 (remaining)	$650
2024	1,044
2025	816
2026	165

Total future minimum lease payments	$2,675
Less: imputed interest	(146)
Present value of lease liabilities - current	1,122
Present value of lease liabilities - non-current	$1,407

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2023	2022
Customer rebates	$6,753	$5,534
Contingent liability - Safety Made	705	1,330
Accrued compensation	1,223	791
Dividend payable	496	495
Income tax payable	1,549	534
Other	3,016	2,016
Total:	$13,742	$10,700

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,401	$6,100
Restricted Cash - current	-	750
Restricted Cash - non-current	750	750
Total cash, cash equivalents and restricted cash	$4,151	$7,600

Restricted cash, which is reported within other long term assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made. During the three months ended June 30, 2023, the Company paid $750,000 related to the contingent liability associated with Safety Made acquisition.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	June 30,	December 31,
	2023	2022
Tradename	$10,008	$10,008
Customer list	18,502	18,502
Non-compete	1,248	1,248
Slice license agreement	380	380
Patents	2,272	2,272
Subtotal	32,409	32,409
Less: Accumulated amortization	12,630	11,619
Intangible assets	$19,780	$20,790
Goodwill	$8,189	$8,189
Total:	$27,969	$28,979

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

12. Inventories

Inventories consisted of (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$39,817	$45,371
Work in process	307	408
Materials and supplies	15,820	17,546
	$55,944	$63,325

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

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties that may impact the Company’s business, operations and financial results.

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (iv) the continuing adverse impact of inflation, including product costs, and interest rates; (v) potential adverse effects on the Company, its customers, and suppliers resulting from the war in Ukraine; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) currency fluctuations including, for example, the fluctuation of the dollar against the euro; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three and six months ended June 30, 2023 were $53,336,000 and $99,175,000 compared with $56,773,000 and $100,106,000 in the same periods in 2022, a 6% and 1% decrease, respectively.

Net Sales in the U.S. for the three and six months ended June 30, 2023 decreased 8% and 1%, compared to the same periods in 2022. The decrease in net sales for the three and six months, compared to the same period in 2022, is primarily due to lower sales of school and office products which were negatively impacted by customer reductions of their inventory. Customers acquired additional safety stock in the second quarter of 2022 to mitigate supply chain disruption concerns. These lower sales were partially offset by higher sales of first aid and medical products.

Net sales in Canada for the three and six months ended June 30, 2023 increased 13% (21% in local currency) and 2% (8% in local currency), compared to the same periods last year. The increases in net sales for the three and six months ended June 30, 2023 were mainly due to higher sales of first aid products.

European net sales for the three months ended June 30, 2023 decreased 6% (7% in local currency) compared to the same period in 2022. Net sales for the six months ended June 30, 2023 decreased 6% (5 in local currency) compared to the same period in 2022. The decline in net sales for the three and six month periods were mainly due to the economic recession in Europe.

Gross profit

Gross profit for the three months ended June 30, 2023 was $20,022,000 (37.5% of net sales) compared to $18,548,000 (32.7% of net sales) in the same period in 2022. Gross profit for the six months ended June 30, 2023 was $36,303,000 (36.6% of net sales) compared to $33,516,000 (32.7% of net sales) in the same period in 2022. The increases in gross profit for the three and six months were primarily due to cost saving initiatives and productivity improvements at our manufacturing and distribution facilities as well as lower ocean container costs and demurrage charges.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2023 were $14,772,000 (27.7% of net sales) compared with $14,572,000 (25.7% of net sales) in the same period in 2022, an increase of $200,000. SG&A expenses for the six months ended June 30, 2023 were $28,865,000 (29.1% of net sales) compared with $28,169,000 (28.1% of net sales) in the same period in 2022, an increase of $696,000. The increase in SG&A expenses for the six months ended June 30, 2023 is primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended June 30, 2023 was $5,250,000 compared with $3,976,000 in the same period of 2022. Operating income for the six months ended June 30, 2023 was $7,438,000 compared with $5,347,000 in the same period of 2022.

Operating income in the U.S. segment increased by $797,000 for the three months ended June 30, 2023, compared to the same period in 2022. Operating income in the U.S. segment increased by $1,744,000 for the six months ended June 30, 2023 compared to the same period in 2022. The increase in operating income for the three and six months ended June 30, 2023 was primarily due to productivity improvements at our manufacturing and distribution facilities, cost savings initiatives which included lowering SG&A expenses as well as lower ocean container costs and demurrage charges.

Operating income in the Canadian segment increased by $268,000 and $130,000 for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases in operating income are primarily due to higher sales.

Operating income in the European segment increased by $209,000 and $217,000 for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases in operating income for the three and six months ended June 30, 2023 were primarily due to higher gross margins as a result of lower ocean container costs.

Interest expense, net

Interest expense, net for the three months ended June 30, 2023 was $832,000 compared with $423,000 in the same period of 2022, a $409,000 increase. Interest expense, net for the six months ended June 30, 2023 was $1,734,000 compared with $729,000, in the same period of 2022, a $1,005,000 increase. The increases in interest expense for the three and six months ended June 30, 2023 resulted from a higher average interest rate on the outstanding debt under the Company’s revolving loan agreement.

Other (income) expense, net

Other income, net was $23,000 in the three months ended June 30, 2023 compared to other expense, net of $148,000 in the same period of 2022. Other income, net in the six months ended June 30, 2023 was $46,000 compared to other expense, net of $147,000 in the same period of 2022.

Income taxes

The effective income tax rate for the three and six months ended June 30, 2023 was 23% compared to 20% in the same periods of 2022. The higher effective income tax rate for the three and six month ended June 30, 2023 is primarily due to higher earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2023, working capital decreased approximately $5.3 million. Inventory decreased approximately $7.4 million during this six-month period. The decline in inventory is due to planned reductions as the risk of supply chain disruptions has diminished. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.0 at June 30, 2023 and December 31, 2022. Receivables increased approximately $7.2 million at June 30, 2023 compared to December 31, 2022. The average number of days sales outstanding in accounts receivable was 59 days at June 30, 2023 compared to 62 days at December 31, 2022. Accounts payable and other current liabilities increased by approximately $3.2 million at June 30, 2023 compared to December 31, 2022.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2023	2022
Working capital	$78,200	$83,473
Current ratio	4.09	4.77
Long term debt to equity ratio	60.3%	76.7%

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

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The amendment was in effect for four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The amendment included an increase in the funded debt to EBITDA ratio for those four quarters ranging from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also increased the interest rate from SOFR +1.75% up to a high of SOFR + 2.35% on a basis that varies on a quarterly basis with the funded debt to EBITDA ratio. As of June 30, 2023, the Company was in compliance with the covenants under the revolving loan agreement, as amended.

During the first six months of 2023, total debt outstanding under the Company’s revolving credit facility decreased by approximately $10 million, compared to total debt thereunder at December 31, 2022. As of June 30, 2023, $39,979,000 was outstanding and $25,021,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At June 30, 2023, there was approximately $10.9 million outstanding on the mortgage.

In response to the supply chain challenges encountered by the Company, the Company has implemented a series of cost reduction initiatives that are expected to generate over $5.0 million in savings in 2023. These initiatives have included a wide range of productivity improvements in our manufacturing and distribution facilities as well as a reduction of SG&A expenses.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 8, 2023

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 8, 2023