Form 10-Q
period 2023-09-30
ACME UNITED CORP
filed 2023-11-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Registrant had 3,585,070 shares of its $2.50 par value Common Stock outstanding as of November 3, 2023.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,567	$6,100
Accounts receivable, less allowance of $885 in 2023 and $1,061 in 2022	33,855	32,604
Inventories	54,575	63,325
Prepaid expenses and other current assets	3,779	2,821
Restricted cash	750	750
Total current assets	98,526	105,600
Property, plant and equipment:
Land	1,978	1,979
Buildings	16,378	16,614
Machinery and equipment	35,182	31,492
	53,538	50,085
Less: accumulated depreciation	25,830	23,669
Net property, plant and equipment	27,708	26,416

Operating lease right-of-use asset, net	2,300	2,632
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	19,546	20,790
Other assets - restricted cash	-	750
Total assets	$156,269	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$9,976	$10,514
Operating lease liability - current portion	1,165	1,130
Current portion of mortgage payable	415	405
Other current liabilities	13,873	10,078
Total current liabilities	25,429	22,127
Non-current liabilities:
Long-term debt	32,934	49,916
Mortgage payable, net of current portion	10,393	10,694
Operating lease liability - non-current portion	1,279	1,683
Deferred income taxes	305	305
Other non-current liabilities	23	622
Total liabilities	70,363	85,347

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,129,942 shares issued and 3,585,070 shares outstanding in 2023 and
5,083,051 shares issued and 3,538,179 shares outstanding in 2022	12,816	12,699
Additional paid-in capital	15,201	13,448
Retained earnings	76,055	70,967
Treasury stock, at cost - 1,544,872 shares in 2023 and 2022	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,170)	(2,088)
Total stockholders’ equity	85,906	79,030
Total liabilities and stockholders’ equity	$156,269	$164,377

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$50,384	$49,744	$149,559	$149,849
Cost of goods sold	30,881	33,819	93,752	100,374

Gross profit	19,503	15,925	55,807	49,475

Selling, general and administrative expenses	15,846	14,972	44,711	43,176

Operating income	3,657	953	11,096	6,299

Non-operating items:
Interest:
Interest expense	816	722	2,595	1,459
Interest income	(32)	(8)	(78)	(16)
Interest expense, net	784	714	2,517	1,443
Other expense, net	55	209	9	354
Income before income tax expense	2,818	30	8,570	4,502
Income tax expense (benefit)	666	(34)	1,984	870
Net income	$2,152	$64	$6,586	$3,632

Basic earnings per share	$0.60	$0.02	$1.85	$1.03

Diluted earnings per share	$0.58	$0.02	$1.83	$0.96

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,578	3,530	3,558	3,525
Weighted average number of dilutive stock options outstanding	143	162	38	256
Denominator used for diluted per share computations	3,721	3,692	3,596	3,781

Dividends declared per share	$0.14	$0.14	$0.42	$0.41

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,152	$64	$6,586	$3,632
Other comprehensive loss:
Foreign currency translation adjustment	(305)	(904)	(82)	(1,451)
Comprehensive income (loss)	$1,847	$(840)	$6,504	$2,181

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2022	3,521,373	$12,657	$(15,996)	$12,598	$(1,927)	$72,491	$79,823
Net income						64	64
Other comprehensive loss					(904)		(904)
Stock compensation expense				637			637
Distributions to shareholders						(495)	(495)
Issuance of common stock	5,239	13		55			68
Cash settlement of stock options	8,117	20		(232)			(212)
Balances September 30, 2022	3,534,729	$12,690	$(15,996)	$13,058	$(2,831)	$72,060	$78,981

For the three months ended September 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651
Net income						2,152	2,152
Other comprehensive loss					(305)		(305)
Stock compensation expense				674			674
Distributions to shareholders						(503)	(503)
Issuance of common stock	14,875	37		200			237
Net share settlement of stock options	2,189	6		(6)			(0)
Balances September 30, 2023	3,585,070	$12,816	$(15,996)	$15,201	$(2,170)	$76,055	$85,906

For the nine months ended September 30, 2022

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,655	$(15,996)	$11,930	$(1,380)	$69,873	$77,082
Net income						3,632	3,632
Other comprehensive loss					(1,451)		(1,451)
Stock compensation expense				1,405			1,405
Distributions to shareholders						(1,445)	(1,445)
Issuance of common stock	5,966	15		63			78
Cash settlement of stock options				(108)			(108)
Net share settlement of stock options	8,117	20		(232)			(212)
Balances September 30, 2022	3,534,729	$12,690	$(15,996)	$13,058	$(2,831)	$72,060	$78,981

For the nine months ended September 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						6,586	6,586
Other comprehensive loss					(82)		(82)
Stock compensation expense				1,487			1,487
Distributions to shareholders						(1,498)	(1,498)
Issuance of common stock	35,577	89		437			526
Net share settlement of stock options	11,314	28		(171)			(143)
Balances September 30, 2023	3,585,070	$12,816	$(15,996)	$15,201	$(2,170)	$76,055	$85,906

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,586	$3,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,191	2,006
Amortization of intangible assets	1,541	1,298
Non-cash lease adjustment	(15)	-
Stock compensation expense	1,487	1,405
Provision for bad debt	76	75
Amortization of deferred financing costs	29	11
Changes in operating assets and liabilities:
Accounts receivable	(1,572)	(5,836)
Inventories	8,707	(12,807)
Prepaid expenses and other assets	(221)	(1,393)
Accounts payable	(935)	3,048
Other accrued liabilities	3,788	954
Total adjustments	15,076	(11,239)
Net cash provided by (used in) operating activities	21,662	(7,607)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,477)	(3,299)
Purchase of intangible assets	(296)	(300)
Contingent payment related to the acquisition of Safety Made	(750)	(9,609)
Net cash used in investing activities	(4,523)	(13,208)

Cash flows from financing activities:
Net (repayments) borrowings of long-term debt	(17,000)	24,094
Tax withholding on net share settlement of stock options	(143)	(211)
Cash settlement of stock options	-	(108)
Repayments on mortgage	(301)	(290)
Proceeds from issuance of common stock	526	78
Distributions to shareholders	(1,491)	(1,408)
Net cash (used in) provided by financing activities	(18,408)	22,155

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(465)
Net change in cash, cash equivalents and restricted cash	(1,283)	875

Cash, cash equivalents and restricted cash at beginning of period	7,600	4,843

Cash, cash equivalents and restricted cash at end of period	$6,317	$5,718

Supplemental cash flow information:
Cash paid for income taxes	$776	$242
Cash paid for interest	$2,592	$1,292
Non-cash financing activity
Net share settlement of stock options	$28	$-
Safety Made acquisitions contingent consideration	$-	$1,270

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

The Company has evaluated events and transactions subsequent to September 30, 2023 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2023

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$15,834	$1,454	$3,027	$20,315
First Aid and Medical	27,854	1,851	364	30,069

Total Net Sales	$43,688	$3,305	$3,391	$50,384

For the three months ended September 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$17,934	$1,799	$2,792	$22,525
First Aid and Medical	25,009	1,830	380	27,219

Total Net Sales	$42,943	$3,629	$3,172	$49,744

For the nine months ended September 30, 2023

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$46,450	$4,841	$9,871	$61,162
First Aid and Medical	81,293	6,097	1,007	88,397

Total Net Sales	$127,743	$10,938	$10,878	$149,559

For the nine months ended September 30, 2022

	United States	Canada	Europe	Total
Cutting, Sharpening and Measuring	$55,221	$5,584	$9,905	$70,710
First Aid and Medical	72,368	5,536	1,235	79,139

Total Net Sales	$127,589	$11,120	$11,140	$149,849

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The increase was in effect during the four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The increase for those four quarters ranged from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also modified the interest rate from SOFR +1.75% to range from SOFR +1.60% up to a high of SOFR + 2.35% on a basis that varies quarterly with the funded debt to EBITDA ratio. As of September 30, 2023, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings of $33,000,000 and $49,916,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of September 30, 2023 and December 31, 2022, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	September 30, 2023	December 31, 2022

Mortgage payable - HSBC Bank N.A.	$10,932	$11,233
Less debt issuance costs	(124)	(134)
	10,808	11,099
Less current maturities	415	405
Long-term mortgage payable less current maturities	$10,393	$10,694

During the three and nine months ended September 30, 2023, the Company issued a total of 14,875 and 35,577 shares of common stock and received aggregate proceeds of $237,000 and $526,000 upon exercise of employee stock options. Also, during the three and nine months ended September 30, 2023, the Company issued 2,189 and 11,314 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 7% of the Company’s total net sales for the three and nine months ended September 30, 2023 compared to 8% and 9%, respectively for the same periods in 2022.

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

The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2023 and 2022:

Financial data by segment:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales to external customers:	2023	2022	2023	2022
United States	$43,688	$42,943	$127,743	$127,589
Canada	3,305	3,629	10,938	11,120
Europe	3,391	3,172	10,878	11,140
Consolidated	$50,384	$49,744	$149,559	$149,849

Operating income:
United States	$3,420	$767	$9,451	$5,032
Canada	34	354	995	1,214
Europe	203	(168)	650	53
Consolidated	$3,657	$953	$11,096	$6,299

Interest expense, net	784	714	2,517	1,443
Other expense, net	55	209	9	354
Consolidated income before income taxes	$2,818	$30	$8,570	$4,502

Assets by segment:

(in thousands)

	September 30,	December 31,
	2023	2022
United States	$136,903	$144,466
Canada	9,246	9,078
Europe	10,120	10,833
Consolidated	$156,269	$164,377

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $674,000 and $1,487,000 for the three and nine months ended September 30, 2023 compared to approximately $637,000 and $1,405,000 for the three and nine months ended September 30, 2022.

As of September 30, 2023, there was a total of $3,992,950 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at its fair value of $750,000 which is recorded in other current liabilities on the condensed consolidated balance sheet as of September 30, 2023. Changes in the fair value of the liability are recorded in earnings. There was an increase in the liability of $45,000 and $170,000, respectively, during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company paid $750,000 of the $1.5 million held in escrow related to the contingent liability.

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

Operating lease cost was $0.3 million for the three months ended September 30, 2023, of which $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses. Operating lease cost was $1.0 million for the nine months ended September 30, 2023, of which $0.3 million was included in cost of goods sold and $0.7 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	September 30, 2023	September 30, 2022
Operating lease cost	$343	$308
Operating lease - cash flow	$369	$319

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$240	$334

	Nine Months Ended	Nine Months Ended
Operating cash flow information:	September 30, 2023	September 30, 2022
Operating lease cost	$1,020	$926
Operating lease - cash flow	$1,062	$964

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$581	$545

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term	2.0 years	3.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancelable leases as of September 30, 2023:

2023 (remaining)	$357
2024	1,172
2025	883
2026	165

Total future minimum lease payments	$2,577
Less: imputed interest	(133)
Present value of lease liabilities - current	1,165
Present value of lease liabilities - non-current	$1,279

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2023	2022
Customer rebates	$6,218	$5,534
Contingent liability - Safety Made	750	1,330
Accrued compensation	2,408	791
Dividend payable	503	495
Income tax payable	1,321	534
Other	2,696	2,016
Total:	$13,896	$10,700

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,567	$6,100
Restricted Cash - current	750	750
Restricted Cash - non-current	-	750
Total cash, cash equivalents and restricted cash	$6,317	$7,600

Restricted cash, which is reported within current assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made. During the nine months ended September 30, 2023, the Company paid $750,000 upon the satisfaction of certain financial targets associated with the Safety Made acquisition.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	September 30,	December 31,
	2023	2022
Tradename	$10,008	$10,008
Customer list	18,798	18,501
Non-compete	1,248	1,248
Slice license agreement	380	380
Patents	2,272	2,272
Subtotal	32,706	32,409
Less: Accumulated amortization	13,160	11,619
Intangible assets	$19,546	$20,790
Goodwill	$8,189	$8,189
Total:	$27,735	$28,979

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

12. Inventories

Inventories consisted of (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$38,581	$45,371
Work in process	285	408
Materials and supplies	15,709	17,546
	$54,575	$63,325

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

13. Subsequent Event

On November 1, 2023, the Company sold the assets of its Camillus Cutlery and Cuda business lines (the “Business”) to GSM Holdings, Inc., a Delaware corporation (“GSM Holdings”), pursuant to an Asset Purchase Agreement entered into on the same date.

The purchase price for the Business was $19,773,000. At closing, GSM Holdings paid $18,273,000 to the Company; the balance of the purchase price, $1,500,000, is subject to a 12-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary representations, warranties and covenants by the Company and GSM Holdings, including confidentiality, non-solicitation obligations and indemnification obligations. Under the terms of a related License Agreement dated November

1, 2023, the Company has provided a royalty-free, perpetual, non-exclusive license to certain patents held by the Company that are used in the Business.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) the continuing adverse impact of inflation, including product costs, and interest rates; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (v) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) currency fluctuations including, for example, the fluctuation of the dollar against the euro; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three months ended September 30, 2023 were $50,384,000 compared to $49,744,000 the same period in 2022, an increase of 1%. Net sales for the nine months ended September 30, 2023 were $149,559,000 compared to $149,849,000 in the same period in 2022.

Net sales in the U.S. for the three months ended September 30, 2023 increased 2% compared to the same period in 2022. The increase in sales was primarily related to higher sales of first aid and medical products partially offset by lower sales of school and office products. Net sales for the nine months ended September 30, 2023 remained constant compared to the same period in 2022. Net sales of school and office products for the nine months ended September 30, 2023 were negatively impacted by customer reduction of inventory in the first half of 2023.

Net sales in Canada for the three months ended September 30, 2023 decreased 9% (7% in local currency). The decrease in nets sales for the three months ended September 30, 2023 was due to lower sales of cutting, sharpening and measuring products. Net sales for the nine months ended September 30, 2023 decreased 2% in U.S. dollars but increased 3% in local currency, compared to the same period in 2022. The increase in net sales in local currency for the nine months ended September 30, 2023was mainly due to higher sales of first aid products.

European net sales for the three months ended September 30, 2023 increased 7% in U.S. dollars but decreased 1% in local currency compared to the same period in 2022. Net sales for the nine months ended September 30, 2023 decreased 2% in U.S. dollars (4% in local currency) compared to the same period in 2022. The declines in net sales in local currency for the three and nine months were mainly due to the economic weakness in Europe.

Gross profit

Gross profit for the three months ended September 30, 2023 was $19,503,000 (38.7% of net sales) compared to $15,925,000 (32.0% of net sales) in the same period in 2022. Gross profit for the nine months ended September 30, 2023 was $55,807,000 (37.3% of net sales) compared to $49,475,000 (32.0% of net sales) in the same period in 2022. The increases in gross profit for the three and nine months were primarily due to productivity improvements in the Company's manufacturing and distribution facilities, as well as lower in-bound freight costs.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2023 were $15,846,000 (31.4% of net sales) compared with $14,972,000 (30.1% of net sales) in the same period in 2022, an increase of $874,000. SG&A expenses for the nine months ended September 30, 2023 were $44,711,000 (29.9% of net sales) compared with $43,176,000 (28.8% of net sales) in the same period in 2022, an increase of $1,535,000. The increases in SG&A expenses for the three and nine months ended September 30, 2023 were primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended September 30, 2023 was $3,657,000 compared with $953,000 in the same period of 2022. Operating income for the nine months ended September 30, 2023 was $11,096,000 compared with $6,299,000 in the same period of 2022.

Operating income in the U.S. segment increased by $2,653,000 for the three months ended September 30, 2023, compared to the same period in 2022. Operating income in the U.S. segment increased by $4,419,000 for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in operating income for the three and nine months ended September 30, 2023 was primarily due to productivity improvements at our manufacturing and distribution facilities, cost savings initiatives which included lowering SG&A expenses as well as lower in-bound freight costs.

Operating income in the Canadian segment decreased by $320,000 and $219,000 for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases in operating income were primarily due to lower sales of cutting, sharpening and measuring products.

Operating income in the European segment increased by $371,000 and $597,000 for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases in operating income for the three and nine months ended September 30, 2023 were primarily due to higher gross margins as a result of lower in-bound freight costs.

Interest expense, net

Interest expense, net for the three months ended September 30, 2023 was $784,000 compared with $714,000 in the same period of 2022, a $70,000 increase. Interest expense, net for the nine months ended September 30, 2023 was $2,517,000 compared with $1,443,000, in the same period of 2022, a $1,074,000 increase. The increases in interest expense for the three and nine months ended September 30, 2023 resulted from a higher average interest rate on the outstanding debt under the Company’s revolving loan agreement.

Other expense, net

Other expense, net was $55,000 in the three months ended September 30, 2023 compared to $209,000 in the same period of 2022. Other expense, net in the nine months ended September 30, 2023 was $9,000 compared to $354,000 in the same period of 2022.

Income taxes

The effective income tax rate for the nine months ended September 30, 2023 was 23% compared to 19% in the same period of 2022. The higher effective income tax rate for the nine months ended September 30, 2023 was primarily due to higher earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2023, working capital decreased approximately $10.4 million. Inventory decreased approximately $8.8 million during this nine-month period. The decline in inventory was due to planned reductions as the risk of supply chain disruptions has diminished. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at September 30, 2023 compared to 2.0 at December 31, 2022. Receivables increased approximately $1.3 million at September 30, 2023 compared to December 31, 2022. The average number of days sales outstanding in accounts receivable was 57 days at September 30, 2023 compared to 62 days at December 31, 2022. Accounts payable and other current liabilities increased by approximately $3.3 million at September 30, 2023 compared to December 31, 2022.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2023	2022
Working capital	$73,097	$83,473
Current ratio	3.87	4.77
Long term debt to equity ratio	50.4%	76.7%

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

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The increase was in effect during the four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The increase for those four quarters ranged from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also modified the interest rate from SOFR +1.75% to range from SOFR +1.60% up to a high of SOFR + 2.35% on a basis that varies quarterly with the funded debt to EBITDA ratio. As of September 30, 2023, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first nine months of 2023, total debt outstanding under the Company’s revolving credit facility decreased by approximately $17 million, compared to total debt thereunder at December 31, 2022. As of September 30, 2023, $33,000,000 was outstanding and $32,000,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At September 30, 2023, there was approximately $10.8 million outstanding on the mortgage.

In response to the supply chain challenges encountered by the Company, the Company has implemented a series of cost reduction initiatives that are expected to generate over $6.0 million in savings in 2023. These initiatives have included a wide range of productivity improvements in our manufacturing and distribution facilities as well as a reduction of SG&A expenses.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 8, 2023

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 8, 2023