Form 10-K
period 2023-12-31
ACME UNITED CORP
filed 2024-03-07
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $77,642,161.

Registrant had 3,645,200 shares of its $2.50 par value Common Stock outstanding as of March 3, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 22, 2024 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Part III.

PART I

Item 1. Business

Overview

Acme United Corporation, a Connecticut corporation (together, with its subsidiaries, the "Company"), is a leading worldwide supplier of innovative first aid and medical products and cutting technology to the school, home, office, hardware, sporting goods and industrial markets. Its principal products sold across all segments are first aid kits and medical products, scissors, shears, knives, and sharpening tools. The Company sells its products primarily to mass market and e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply superstores, sporting goods stores, and hardware chains.

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2023 were $192 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. In recent years, as a result of acquisitions, the amount of first aid and medical products produced in North America has been increasing substantially. The Company assembles its first aid kits at its facilities in Vancouver, WA, Rocky Mount, NC, Keene, NH and Laval, Canada. The components for the first aid kits are primarily sourced from U.S. and international suppliers. In addition, the Company has manufacturing facilities in the U.S. at La Vergne, TN and Santa Ana, CA for Spill Magic absorbent products, Marlborough, MA for DMT sharpening tools, and Brooksville, FL for Med-Nap alcohol and benzalkonium chloride non-alcohol (BZK) wipes.

Recent accomplishments and initiatives

In 2023, the Company’s key business accomplishments and initiatives included the following:

•
Sales Growth – Average annual growth rate over ten years of 8%.

•
Reduction in Debt – Net debt decreased from $55 million at December 31, 2022 to $19 million at December 31, 2023, a reduction of $36 million.

•
First Aid Acquisition – On September 27, 2023, the Company acquired the assets of Hawktree Solutions. Inc., a supplier of first aid survival kits and medical supplies based in Laval, Quebec, Canada. The Company successfully integrated the assets and business in the fourth quarter of 2023.

•
Divestiture – On November 1, 2023, the Company sold its Camillus and Cuda hunting and fishing product lines for $19.8 million. The transaction enables Acme United to increase focus on its primary product lines and allowed the Company to pay down approximately $15 million of bank debt. The sale also increased net income by $9.6 million.

•
Increase In United States and Canadian Sourcing – The last eight acquisitions by the Company have consisted of manufacturing businesses in United States and Canada.

•
Reduction of Inventory – Commencing in 2023, the Company successfully completed its previously announced inventory reduction program of $5 million.

•
Cost Reduction Initiatives – In 2023, the Company completed a series of cost reduction initiatives announced at the end of 2022 that are generating approximately $6.5 million in annual savings, a $1.5 million increase over the original annual target of $5 million. These initiatives included the implementation of a wide range of productivity improvements in our manufacturing and distribution facilities and a reduction of SG&A expenses and other costs.

Principal Products

The Company markets and sells under two main product categories: i) first aid and medical; and ii) cutting and sharpening. The first aid and medical category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit®, Spill Magic®, First Aid Central®, Med-Nap and Safety Made brands). The cutting and sharpening categories include school, home and office products (Westcott® brand), and hardware, industrial and sporting goods products (Clauss® and DMT® brands).

FIRST AID AND MEDICAL

First Aid and Medical

First Aid Only

The First Aid Only brand offers first aid and medical products that meet regulatory requirements for a broad range of industries. The Smart Compliance® first aid system is an effective solution for maintaining compliance with ANSI standards. The Company’s SafetyHub App technology digitizes the replenishment process for a broad range of first aid components and provides data analytics to manage costs. Our next generation SmartCompliance Complete ™ offers a modular system that addresses first aid, bloodborne pathogen, bleed control, eyewash and OTC medication requirements for the most challenging workplace environments.

PhysiciansCare

The PhysiciansCare brand offers a variety of portable eyewash solutions and over-the counter medications, including the active ingredients aspirin, acetaminophen and ibuprofen.

Spill Magic

Spill Magic is a leader in bodily fluid and spill clean-up solutions with a lightweight, absorbent powder that quickly encapsulates a spill. The Spill Response System provides all the necessary tools to effectively clean up spills, saving time, money and reducing slip & fall accidents in various venues, including grocery, retail, and big box stores; food service & hotel chains; municipal facilities; and industry-specific distributors in the U.S.

First Aid Central

First Aid Central has been a provider and manufacturer of a wide variety of first aid kits since 2007. The first aid kits facilitate compliance by Canadian businesses with federal & provincial first aid and medical regulations through their wide variety of first aid kits, refills, and safety supplies, including CPR kits, burn kits, and automotive and emergency first aid kits.

Med-Nap

Med-Nap manufactures critical FDA regulated components found in first aid kits and used by healthcare facilities, including alcohol prep pads, alcohol wipes, benzalkonium chloride non-alcohol wipes, various antiseptic wipes, castile soap, and lens cleaning wipes. Med-Nap provides to the Company vertical integration advantages including shorter delivery times, lower total costs, and a U.S. source of supply during unprecedented healthcare challenges. The facilities offer a platform for future product expansion.

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

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, floral, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2021, Clauss was the first to innovate and apply industrial Carbide materials to steel cutting blades, revolutionizing cutting performance and edge-retention for hardware applications.

DMT

Diamond Machining Technology (DMT) was founded in 1976 by aerospace engineers and is a leader in diamond tools for sharpening knives, scissors, chisels, skis, skates and many other edges. The DMT products use a proprietary process of finely dispersed diamonds bonded to the surfaces of sharpeners and are famous for providing diamond sharpeners with the flattest sharpening surface, greatest concentrated amount of diamonds and the highest quality diamonds per sharpener. In 2023, DMT launched a complete product assortment that provides simple sharpening solutions to educate and create enthusiasm surrounding the sharpening category. The EdgeSharp product assortment features an entirely new line of sharpeners that are easy to use while providing a safe sharpening experience. Today, DMT continues to innovate its sharpening assortment with sharpening solutions for the home consumer while continuing to provide the very best in professional sharpening solutions.

Intellectual Property

The Company owns many patents and trademarks that are important to its business. The Company’s success depends in part on its ability to maintain patent protection for its products, to preserve its proprietary technology and to operate without infringing upon the patents or proprietary rights of others. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company also considers its trademarks important to the success of its business. The more significant trademarks include Westcott, Clauss, PhysiciansCare, First Aid Only, DMT, Pac-Kit, Spill Magic and First Aid Central. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2023 was 8 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to mass market, e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and hardware chains (including through their websites). The Company also sells its products directly to consumers through its own websites. The Company had two customers in 2023 and 2022, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 14% and 12% of consolidated net sales in 2023 and 15% and 10% in 2022.

Accounts Receivable

As of December 31, 2023, the Company had three customers that represented 10% or more of total trade receivables. Accounts receivables from these three customers were approximately 17%, 14%, and 14% of consolidated accounts receivable. As of December 31, 2022, the Company had three customers that individually represented 10% or more of total trade receivables, which accounted for 12%, 11%, and 10%.

Competition

The Company competes with many companies in each market and geographic area. The Company believes that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. The major competitors in the first aid and safety category are Honeywell and Cintas. The major competitors in the cutting category are 3M and Fiskars Corporation.

Seasonality

Traditionally, the Company’s sales of its cutting, sharpening and measuring products are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws. The Company anticipates that no material adverse financial impact will result from compliance with current environmental rules and regulations.

Employees and Human Capital Considerations

The Company views its human capital as its most important asset. As of December 31, 2023, the Company employed 645 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and the Company is not aware of any material work force issues.

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
•
the ability of the Company to anticipate timing of orders and shipments particularly in the e-commerce area;
•
reliance on third party distributors;
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

Although inflation in the United States had been relatively low for many years, from 2021 to the present, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty as to whether the rise in inflation will continue and for how long. Increases in inflation raise the Company’s costs for labor, raw materials and services. Future market and competitive pressures may prohibit the Company from raising prices to offset increased raw material, or other product costs, including but not limited to packaging, direct labor, overhead, employee benefits, shipping costs, and other inflationary items, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations. Commencing in the first half of 2022 the Company was not able to fully pass these costs along to customers. In the future, we may continue to experience future inflationary pressure on our cost structure. We may be able to pass some or all of these cost increases to customers by increasing the selling prices of our products in the future; however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices sufficiently, there could be a negative impact on our results of operations and financial condition.

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

Our business has experienced significant historical growth both internally and through acquisitions through the years including through the acquisitions of Safety Made in 2022 and Hawktree in 2023. We expect our business to continue to grow organically and seek to grow through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

Sales of our products are primarily concentrated in a few major customers including commercial retailers, office product superstores, and mass market distributors. The Company had two customers in 2023 and 2022, that individually exceeded 10% of consolidated net sales. Net sales to those customers were approximately 14% and 12% in 2023 and 15% and 10% in 2022, respectively. The Company had three customers in 2023 that individually exceeded 10% of consolidated accounts receivable. Accounts receivable to those customers were approximately 17%, 14%, and 14%. In 2022, the Company had receivables to these customers of approximately 12%, 11%, and 10%, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Our e-commerce business constituted approximately 18% of our net sales in 2023. The continued successful growth of our e-commerce business depends, in part, on third parties and factors over which we have limited control, including difficulty forecasting demand, changing consumer preferences, and e-commerce buying trends, both domestically and abroad, as well as promotional or other advertising initiatives employed by our customers or other third parties on their e-commerce sites. Additionally, sales in our e-commerce distribution channel may also divert sales from our other customers.

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

Through our sales and marketing activities and our business operations, we collect and store confidential information and certain personal information from our customers and associates. We also process payment card information and check information. In addition, in the normal course of business, we gather and retain personal information about our associates and generate and have access to confidential business information. Although we have taken steps designed to safeguard such information, there can be no assurance that such information will be protected against unauthorized access or disclosure. Computer hackers, if successful, may misappropriate such information. An employee of the Company, contractor or other third-party with whom we do business may also attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. We could be subject to liability for failure to comply with privacy and information security laws, for failing to protect personal information, or for misusing personal information, such as use of such information for an unauthorized marketing purpose. Any compromise of our systems or data could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulators, payment card associations, employees, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.

Although the Company has recently reduced its indebtedness, we continue to have a substantial amount of indebtedness, which could adversely affect our financial condition and ability to operate our business.

As of December 31, 2023, $13,164,358 was outstanding and $51,835,642 was available for borrowing under the Company’s revolving credit facility. The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. of which $10,823,033 was outstanding as of December 31, 2023. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have significant consequences for our business. For example, it could:

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
•
limit our ability to borrow additional funds, or to dispose of pledged assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

These restrictions could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. There can be no assurance that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at SOFR + 1.60%. The economy has been experiencing inflation since 2021. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Interest rates may remain at the current high levels or continue to increase. Increases in interest rates have increased our interest costs on our variable-rate debt as well as any future fixed rate debt. Any additional increase in the interest which we pay would reduce our cash available for working capital, acquisitions, and other uses.

In the event that we experience future pandemics, the economic effects of such pandemics and measures taken to arrest their spread by governmental and regulatory authorities, by the Company’s business partners or by the Company itself could adversely impact our business, including our operating results, financial condition and liquidity.

The Company’s business, operations and financial results, may be adversely affected by those risks and uncertainties resulting from any future pandemics. The extent of the impact of any such pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the ultimate duration and severity of the pandemic and its impact on the U.S. and global economies.

The military conflicts in Ukraine and the Middle East have resulted in geopolitical instability. Our business, financial position, results of operations and cash flows could be adversely affected by the negative impacts on the global economy resulting from these conflicts.

In February 2022, Russian military forces invaded Ukraine. In response, Ukrainian military personnel and civilians are actively resisting the invasion. Although the length, impact and outcome of the war is highly unpredictable, this war has contributed to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

Separately, on October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products.

While the length and total impact of the military conflicts are unpredictable, it has led to market disruptions, including volatility in raw material prices and credit and capital markets, and supply chain challenges. In response to the military conflict, governments in the U.S. and abroad have imposed sanctions against Russia and proposed or threatened additional potential sanctions. These sanctions could adversely affect the global economy and financial markets in which we operate.

We do not have manufacturing operations in Ukraine or Russia nor any significant business relationships with Ukraine or Russian-based customers or suppliers. To date, we have not experienced any material impacts of the ongoing military conflict. We are monitoring the situation and its impact on the global markets, which may, in turn, impact our business. For example, it is possible that the conflict could result in lower sales if supply parts and raw materials for become less available or if there are continued significant increases in energy and fuel prices.

Based on the continued, and more recently increased market volatility and geopolitical unrest pertaining to the military conflict between Russia and Ukraine and the Middle East, European energy crisis and highly inflationary environment, and corresponding macro-economic uncertainty, we cannot reasonably estimate the full impact the conflict will have on our long-term financial condition, results of operations, liquidity and cash flows. It is not possible to predict the extent and duration of the military conflict, sanctions, and any associated market disruptions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

We have identified a material weakness in our internal control over financial reporting, as described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our annual report for the year ended December 31, 2023, we identified a material weakness related to the Company’s information technology general controls (ITGCs). The material weakness identified is a result of ITGCs that were not designed and operating effectively to ensure IT program and data changes affecting the Company's financial IT applications and underlying accounting records are identified and tested. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed to be ineffective because they could have been adversely impacted. We are in the process of implementing database change management and auditing software, as well as designing and implementing associated management review procedures. The actions deemed taken are subject to continued review, supported by monitoring and testing by management as well as audit committee oversight. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our ability to report our financial condition and results of operations in a timely and accurate manner may be materially adversely affected and investor confidence in the Company may be negatively impacted.

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

The FDA requires us to register certain of our products and manufacturing facilities. Our facilities in the United States are subject to inspections by the FDA while our facility in Canada is subject to inspection by HealthCanada to confirm compliance with their requirements. There can be no assurance that we will be able to continue to comply with FDA and HealthCanada requirements applicable to our current products and facilities or any product or facility we may establish in the future. The failure to address any concerns raised by the FDA and HealthCanada could also lead to facility shutdown or the delay or withholding of product approval by these agencies, or product recalls, and could have a material adverse effect on our business, results of operations and financial condition.

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
•
Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market; and
•
The effects of any future pandemics in foreign countries.

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

The Company’s sourcing operations and its vendors are impacted by labor costs in China and other global locations. Labor historically has been readily available at low cost relative to labor costs in North America. However, labor costs have risen in some regions due to the effects of rapid social, political and economic changes. There can be no assurance that labor will continue to be available to the Company’s suppliers at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations. Interruption to supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has fluctuated against the U.S. Dollar. If the Chinese Renminbi continues to increase with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

Additional factors that could adversely affect the Company’s business in connection with its foreign suppliers include increases in transportation costs, new or increased import duties, transportation delays, work stoppages, capacity constraints and poor quality; the possibility that the Company might experience any of these factors would increase in the event of future pandemics.

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

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under applicable law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our shareholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease. At December 31, 2023, a total of 160,365 shares may be purchased in the future under the repurchase program which the Company announced in 2019.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 3,185,316 shares of our common stock held by non-affiliates as of December 31, 2023. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We understand the critical importance of cybersecurity and proactively manage vulnerabilities to ensure the confidentiality, integrity, and availability of our information assets. While we have not experienced any material risks from cybersecurity incidents to date, we recognize the evolving threat landscape and maintain a vigorous security posture. Materiality of individual cybersecurity incidents is determined by a comprehensive assessment framework considering, but not limited to, the following factors:

•
Impact on Business Operations: Potential disruptions to critical systems, services, or financial transactions.
•
Data Sensitivity: The nature and sensitivity of the data involved, with incidents concerning personally identifiable information or highly confidential data deemed more material.
•
Regulatory Compliance: Potential violations of cybersecurity laws, regulations, or industry standards.
•
Reputational Risk: Harm to the Company's reputation, customer trust, and brand value.
•
Legal Obligations: Legal requirements for reporting incidents and potential consequences of non-compliance.

Identification, Assessment of, and Response to Cybersecurity Threats

We employ a multi-layered approach to identify, assess, and report potential cybersecurity threats:

•
Threat intelligence tracking: We actively monitor relevant-threat intelligence feeds and other sources to stay informed about emerging threats and vulnerabilities.
•
Managed Detection and Response (“MDR”) partnership: We have partnered with a recognized third-party MDR provider to enhance our threat detection and response capabilities. This service provides continuous monitoring via a 24/7 Security Operations Center that includes next-gen solutions for analysis, and proactive response to potential threats, ensuring timely identification and facilitating mitigation of cybersecurity incidents.
•
Metrics and Measurements: We capture telemetry from our IT infrastructure to measure the effectiveness of our security controls and identify areas for improvement.

Risk Management and Strategy

Although we develop and maintain systems and controls designed to prevent cybersecurity breaches from occurring, and we have a process to identify and minimize threats, the possibility of a breach occurring cannot be eliminated entirely. As with most companies, as a result of our moves toward cloud-based technologies and increasing engagements in more electronic transactions with service customers and vendors, the related security risks will change and/or increase requiring us to adapt and employ additional resources to protect our technology and information systems.

Our cybersecurity risk management program utilizes the National Institute of Standards and Technology (“NIST”) 800-37 framework as a foundation, to align with our entity size, risk profile, and industry best practices. We believe that leveraging the NIST framework as a foundation ensures a balanced approach for minimizing vulnerabilities while maintaining operational efficiency. We maintain a comprehensive incident response plan with clearly defined roles and responsibilities. In the event of an incident, the plan prescribes notification procedures, containment measures, eradication steps, and recovery processes. We also conduct annual reviews to ensure the plan's effectiveness. Based on Cybersecurity Infrastructure Security Agency (CISA) modeling, we are currently planning our 1st Tabletop exercise of 2024 with the help of third-party specialists, which is expected to be completed in the second quarter of 2024. Our Tabletop exercises include cybersecurity-based scenarios that incorporate various cyber threat categories including ransomware, insider threats, phishing, and physical disasters. Additionally, as in prior years, this year we will perform vulnerability assessments and penetration testing through third party providers for an objective assessment.

Third-Party Service Providers

We consider security related factors when choosing and working with third-party providers and have established processes to oversee and manage risks associated with third-party service providers. We require providers to share their security reports (System and Organization Controls (SOC 1 and SOC 2) prior to initial engagement and ongoing on an annual basis. We believe that the review of such reports helps us minimize the risk of data breaches or other problems resulting due to our third-party relationships, especially with software-as-a-service (“SaaS”) providers.

Reporting

We have a communication process for incidents based on their severity as outlined in our incident response plan and pursuant to various regulatory and contractual obligations. When a high risk incident or potential high risk incident is detected by our Security Operation Center or otherwise, executive leadership is immediately informed. The cybersecurity audit committee is notified, and the Chief Information Officer, in consultation with our Security Operation Center submits a detailed report to senior management. For moderate risk incidents, there is prompt notification, and a detailed report would be prepared and submitted. If a cybersecurity incident is deemed material, it will be reported promptly under SEC rules.

Management and Board of Director Oversight of Cybersecurity Threats

The Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Information Officer that comprise our cybersecurity audit committee, as well as the Board of Directors has responsibility for the oversight of cybersecurity threats and incidents and reviews the Company’s programs and policies on an annual basis. The Company’s Chief Information Officer has specific tactical & strategic responsibilities in overseeing technology infrastructure and cybersecurity.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Brooksville, FL	340,000 53,000 42,460	Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution
Keene, NH	11,000	Warehousing, manufacturing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	481,460
Leased
Shelton, CT	34,200	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	42,500	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	24,100	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	207,200

Total:	688,660

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. During the twelve months ended December 31, 2023, the Company did not repurchase any of its shares of Common Stock. As of December 31, 2023, a total of 160,365 shares may be purchased under the repurchase program announced in 2019. The 2019 program does not have an expiration date.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) the continuing adverse impact of inflation, including product costs, and interest rates; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the conflicts in Ukraine and the Middle East; (v) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) currency fluctuations; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in this Annual Report on Form 10-K for the fiscal year December 31, 2023 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Results of Operations 2023 Compared with 2022

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net Sales

In 2023, sales decreased by $2,461,410, or 1%, to $191,500,947 compared to $193,962,357 in 2022.

The U.S. segment sales decreased by 1% in 2023 compared to 2022. The decline in net sales is primarily due to customer reductions of inventory in the first half of 2023.

European net sales for the year ended December 31, 2023, decreased 4% in U.S. dollars (6% in local currency), compared with the same period in 2022. The decrease was primarily due to weak economic conditions in Europe.

Net sales in Canada for the year ended December 31, 2023, increased 1% in U.S. dollars (5% in local currency) compared to the same period in 2022. The increase in sales is primarily due to higher sales of first aid products.

Gross Profit

Gross profit was $72,210,235 (37.7% of net sales) in 2023 compared to $63,558,785 (32.8% of net sales) in 2022. The increase was primarily due to productivity improvements in the Company's manufacturing and distribution facilities, as well as lower in-bound freight costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $59,021,618 in 2023 compared with $57,285,483 in 2022, an increase of $1,736,135, or 3.0%. SG&A expenses were 30.8% of net sales in 2023 compared to 29.5% in 2022. The increase in SG&A expenses was primarily due to higher personnel related costs.

Operating Income

Operating income was $13,188,617 in 2023 compared with $6,273,302 in 2022, an increase of $6,915,315.

Operating income in the U.S. segment increased in 2023 by approximately $6,694,000 compared to 2022, primarily due to productivity improvements in the Company's manufacturing and distribution facilities, a reduction of SG&A expenses, as well as lower in-bound freight costs.

Operating income in the European segment increased by $491,000 compared to 2022 primarily due to a stronger Euro against the U.S. dollar and lower inbound freight costs. .

Operating income in Canada decreased in 2023 by approximately $270,000 compared to 2022.

Interest Expense, net

Net interest expense for 2023 was $2,977,164, compared with $2,364,461 for 2022, an increase of $612,703. The increase in net interest expense resulted from a higher average interest rate on the outstanding debt. The weighted average interest rate in 2023 was 6.5% compared to 3.8% in 2022.

Other Income (Expense), net

Other income was $41,002 in 2023 compared to other expense of $246,396 in 2022. The decrease in total other income (expense), net was due to the gain on the sale of the Camillus and Cuda business. The pre-tax gain was approximately $12,551,000.

Income Tax Expense

Income tax expense was $4,941,444 in 2023, resulting in an effective tax rate of 22% compared to $627,679, in 2022, an effective tax rate of 17%. The higher effective tax rate in 2023 was due to a higher proportion of earnings in jurisdictions with a higher tax rate.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2023.

Liquidity and Capital Resources

During 2023, working capital decreased by approximately $17.4 million compared to December 31, 2022. Inventory decreased by approximately $7.9 million, or 12%. The decline in inventory was due to planned reductions as the risk of supply chain disruptions has diminished. The Company expects that changes in inventory levels will continue to be consistent with changes in sales, including the seasonal impact on the Company's revenue stream. Inventory turnover calculated using a twelve-month average inventory balance, was 2.1 at December 31, 2023 as compared to 2.0 at December 31, 2022. The reserve for slow moving and obsolete inventory was $1,338,211 at December 31, 2023 compared to $1,720,350 at December 31, 2022. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2024.

Receivables decreased by approximately $6.4 million at December 31, 2023 compared to December 31, 2022. The average number of days sales outstanding in accounts receivable was 55 days in 2023 compared to 62 days in 2022.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of SOFR plus 1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year.

On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The increase was in effect for four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The increase for those four quarters ranged from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also modified the interest rate from SOFR +1.75% to range from SOFR +1.60% up to a high of SOFR + 2.35% on a basis that varies quarterly with the funded debt to EBITDA ratio. As of December 31, 2023, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

At December 31, 2023, total debt outstanding under the Company’s revolving credit facility decreased by approximately $36.8 million compared to total debt outstanding at December 31, 2022. As of December 31, 2023, $13,164,358 was outstanding and $51,835,642 was available for borrowing under the Company’s revolving credit facility. The Company used the proceeds from the sale of its Camillus and Cuda business to pay down the outstanding debt.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. The outstanding principal on December 31, 2023, was $10,823,033.

On November 1, 2023, the Company sold the assets of its Camillus Cutlery and Cuda business lines (the “Business”) to GSM Holdings, Inc., a Delaware corporation (“GSM Holdings”), pursuant to an Asset Purchase Agreement entered into on the same date.

The purchase price for the Business was $19.8 million. At closing, GSM Holdings paid $18.3 million to the Company; the balance of the purchase price, $1.5 million, is subject to a 12-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The divestiture resulted in a gain of $12.6 million, which was recorded within Other Income, Net in the consolidated statements of operations. The gain, net of tax, was approximately $9.6 million. Sales of Camillus and Cuda products represented approximately 6% of the total net sales in 2023.

Capital expenditures during 2023 and 2022 were $4,673,717 and $4,304,264, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

The Company implemented a series of cost reduction initiatives that generated over $6.5 million in savings in 2023. These initiatives have included the implementation of a wide range of productivity improvements in our manufacturing and distribution facilities and a reduction of SG&A expenses and other costs.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
Net sales	$191,500,947	$193,962,357
Cost of goods sold	119,290,712	130,403,572

Gross profit	72,210,235	63,558,785

Selling, general and administrative expenses	59,021,618	57,285,483
Operating income	13,188,617	6,273,302

Non-operating items:
Interest:
Interest expense	(3,096,481)	(2,396,431)
Interest income	119,317	31,970
Interest expense, net	(2,977,164)	(2,364,461)
Gain on sale of business	12,564,153	—
Other expense	(41,002)	(246,396)
Total other income (expense), net	12,523,151	(246,396)
Income before income tax expense	22,734,604	3,662,445
Income tax expense	4,941,444	627,679
Net income	$17,793,160	$3,034,766

Earnings per share:
Basic	$4.98	$0.86
Diluted	$4.86	$0.82

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2023	2022
Net income	$17,793,160	$3,034,766
Other comprehensive income (loss)
Foreign currency translation	382,312	(707,251)
Comprehensive income	$18,175,472	$2,327,515

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,795,953	$6,100,409
Accounts receivable, less allowance	26,234,421	32,603,463
Inventories	55,469,992	63,325,206
Prepaid expenses and other current assets	4,773,464	2,820,935
Restricted cash	750,000	750,000
Total current assets	92,023,830	105,600,013

Property, plant and equipment:
Land	2,387,093	1,979,474
Buildings and building improvements	17,501,583	16,614,149
Machinery and equipment	34,704,536	31,491,637
Total property, plant and equipment	54,593,212	50,085,260
Less: accumulated depreciation	26,568,275	23,669,724
Net property, plant and equipment	28,024,937	26,415,536

Intangible assets, less accumulated amortization	19,001,448	20,790,535
Goodwill	8,188,829	8,188,829
Operating lease right-of-use asset, net	2,002,272	2,632,191
Other assets - restricted cash	-	750,000
Total assets	$149,241,316	$164,377,104

LIABILITIES
Current liabilities:
Accounts payable	$12,101,735	$10,514,288
Operating lease liability - current portion	1,098,942	1,130,244
Current portion of mortgage payable	419,309	404,588
Other accrued liabilities	12,391,998	10,077,542
Total current liabilities	26,011,984	22,126,662
Long-term debt	13,104,691	49,915,649
Mortgage payable, net of current portion	10,283,988	10,693,612
Operating lease liability - non-current portion	1,026,351	1,683,323
Deferred income taxes	899,344	305,285
Other non-current liabilities	16,274	622,441
Total liabilities	51,342,632	85,346,972

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: - 5,190,072 shares issued and 3,645,200 shares outstanding in 2023; 5,083,051 shares issued and 3,538,179 shares outstanding in 2022	12,966,178	12,698,624
Treasury stock, at cost, 1,544,872 shares in 2023 and 2022	(15,995,622)	(15,995,622)
Additional paid-in capital	15,917,781	13,447,797
Accumulated other comprehensive loss	(1,705,587)	(2,087,899)
Retained earnings	86,715,934	70,967,232
Total stockholders' equity	97,898,684	79,030,132
Total liabilities and stockholders' equity	$149,241,316	$164,377,104

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2021	3,520,646	$12,654,787	$(15,995,622)	$11,930,067	$(1,380,648)	$69,873,377	$77,081,961
Net income						3,034,766	3,034,766
Other comprehensive loss					(707,251)		(707,251)
Stock compensation expense				1,803,302			1,803,302
Distribution to shareholders						(1,940,911)	(1,940,911)
Issuance of common stock	7,466	18,669		66,046			84,715
Cash settlement of stock options				(108,155)			(108,155)
Net share settlement of stock options	10,067	25,168		(243,463)			(218,295)
Balances, December 31, 2022	3,538,179	12,698,624	(15,995,622)	13,447,797	(2,087,899)	70,967,232	79,030,132
Net income						17,793,160	17,793,160
Other comprehensive income					382,312		382,312
Stock compensation expense				1,940,443			1,940,443
Distribution to shareholders						(2,044,458)	(2,044,458)
Issuance of common stock	86,765	216,914		1,235,606			1,452,520
Cash settlement of stock options				(292,153)			(292,153)
Net share settlement of stock options	20,256	50,640		(413,913)			(363,273)
Balances, December 31, 2023	3,645,200	$12,966,178	$(15,995,622)	$15,917,781	$(1,705,587)	$86,715,934	$97,898,684

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Operating activities:
Net income	$17,793,160	$3,034,766
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,956,513	2,762,276
Amortization of intangible assets	2,111,078	1,815,508
Stock compensation expense	1,940,443	1,803,302
Deferred income taxes	594,059	(293,995)
Non-cash lease adjustment	(57,648)	(42,570)
Provision for excess and obsolete inventory	171,476	189,874
Provision for doubtful accounts	(129,219)	199,996
Amortization of deferred financing costs	39,405	30,151
Change in earnout liability	170,000	-
Gain on sale of business, net of tax of $2,907,000	(9,644,000)	-
Changes in operating assets and liabilities
Accounts receivable	6,329,398	1,839,243
Inventories	3,648,679	(9,606,835)
Prepaid expenses and other current assets	(950,338)	(173,341)
Accounts payable	1,552,352	1,914,813
Other accrued liabilities	2,374,137	(581,449)
Total adjustments	11,106,335	(143,027)
Net cash provided by operating activities	28,899,495	2,891,739

Investing activities:
Purchase of property, plant and equipment	(4,673,717)	(4,304,264)
Purchase of intellectual property	(301,736)	(300,000)
Proceeds from sale of business	13,152,613	-
Acquisition of Safety Made	(750,000)	(9,622,391)
Net cash provided by (used in) investing activities	7,427,160	(14,226,655)

Financing activities:
Net (repayments) borrowings of long-term debt	(36,835,642)	16,848,326
Repayments on mortgage	(409,624)	(401,410)
Distributions to stockholders	(1,993,049)	(1,903,346)
Cash settlement of stock options	(292,153)	(108,155)
Tax paid on net share settlement of stock options	(363,272)	(243,463)
Issuance of common stock	1,452,520	84,715
Net cash (used in) provided by financing activities	(38,441,220)	14,276,667
Effect of exchange rate changes	60,110	(184,691)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,054,455)	2,757,060
Cash, cash equivalents and restricted cash at beginning of year	7,600,409	4,843,349
Cash, cash equivalents and restricted cash at end of year	$5,545,954	$7,600,409

Supplemental cash flow information:
Cash paid for income taxes	$5,771,876	$978,378
Cash paid for interest expense	$3,179,184	$2,124,144
Non-cash investing activities
Safety Made acquisition contingent consideration	$750,000	$1,330,000
Non-cash financing activities
Dividends accrued not paid	$546,710	$495,406

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

The operations of Acme United Corporation (the “Company”) consist of three reportable segments. The operations of the Company are structured and evaluated based on geographic location. The three reportable segments operate in the United States (including Asian operations), Canada and Europe. Principal products across all segments are first aid kits and medical products, scissors, shears, knives, and sharpeners, which are sold primarily to wholesale, contract and retail distributors, office supply super stores, mass market retailers, industrial and medical distributors, school supply distributors, drug store retailers, sporting goods stores, hardware chains and wholesale florists.

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

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other income (expense), net were foreign currency transaction losses of $39,410 and $288,191 in 2023 and 2022, respectively.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – The Company provides an allowance for doubtful accounts based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for doubtful accounts represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write-offs has been negligible. Accounts receivable are shown less an allowance for doubtful accounts of $567,015 at December 31, 2023 and $1,060,812 at December 31, 2022. As of January 1, 2022, accounts receivable, less an allowance for doubtful accounts was $34,220,635.

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method for our cutting products. Cost for our first aid and medical products is computed using standard cost, which approximates actual cost on a first in, first out basis.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives of these assets are as follows: buildings and building improvements useful lives range from 10 to 39 years; machinery and equipment useful lives range from 3 to 10 years. The Company tests its property, plant and equipment whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2023 and 2022, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets at December 31, 2023 was 8 years. The Company periodically reviews the values recorded for finite lived intangible assets whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2023 and 2022, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The Company annually reviews goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2023 and 2022, the Company assessed the recoverability of its intangible assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Contingent Consideration - As part of the acquisition of Safety Made, $1.5 million of the purchase price was placed in escrow to be paid to the sellers, contingent on the acquired business meeting certain revenue milestones over a two-year period, commencing on the date of the acquisition. The fair value of the contingent liability at each reporting date is based on certain estimates and judgements made by management. Those estimates are made from the most relevant data available at that time and include historical data and future projections. On June 1, 2023, the Escrow Agent disbursed to the Seller a payment of $750,000, as determined by the calculation outlined in the purchase agreement. At December 31, 2023, the fair value of the remaining contingent consideration was $750,000.

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

Lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company elected to apply the package of practical expedients upon adoption.

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

Shipping Costs – The costs of shipping product to the Company’s customers ($8,638,865 in 2023 and $11,328,276 in 2022) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,817,783 in 2023 and $1,563,430 in 2022) are included in selling, general and administrative expenses.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2023 and 2022, that individually exceeded 10% of consolidated net sales. Net sales to these customers were approximately 14% and 12% of consolidated net sales in 2023 and 15% and 10% in 2022.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

3. Inventories

Inventories consisted of:

	December 31,
	2023	2022
Finished goods	$39,315,594	$45,371,042
Work in process	208,212	408,346
Materials and supplies	15,946,186	17,545,818
Inventories:	$55,469,992	$63,325,206

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,338,211 as of December 31, 2023 and $1,720,350 as of December 31, 2022.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2023	2022
Tradename	$10,007,698	$10,007,698
Customer List	18,824,198	18,502,207
Non-Compete	1,247,536	1,247,536
Slice License Agreement	379,921	379,921
Patents	2,271,980	2,271,980
Subtotal	32,731,333	32,409,342
Less: Accumulated Amortization	13,729,885	11,618,807
Intangible Assets	$19,001,448	$20,790,535
Goodwill	$8,188,829	$8,188,829
Total:	$27,190,277	$28,979,364

Amortization expense for intangible assets for the years ended December 31, 2023 and 2022 were $2,111,078 and $1,815,508, respectively. The estimated aggregate amortization expense for each of the next five years, calculated on a similar basis, is as follows: 2024 - $2,270,276; 2025 - $1,981,863; 2026 - $1,689,565; 2027 - $1,361,196; and 2028 - $1,244,529.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2023	2022
Customer Rebates	$5,720,898	$5,533,802
Contingent Liability - Safety Made	750,000	1,330,000
Accrued Compensation	2,585,124	791,231
Dividend Payable	546,710	495,406
Income Taxes Payable	362,741	533,746
Other	2,442,799	2,015,798
Total:	$12,408,272	$10,699,983

6. Profit Sharing

The Company has a qualified 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2023 and 2022, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $428,047 in 2023 and $426,594 in 2022.

7. Income Taxes

The amounts of income tax expense reflected in operations is as follows:

	2023	2022
Current:
Federal	$3,405,403	$65,263
State	397,174	192,215
Foreign	544,251	664,766
Total:	$4,346,828	$922,244

Deferred:
Federal	$554,763	$(238,408)
State	39,853	(56,157)
Total:	594,616	(294,565)
Total Income Tax Expense:	$4,941,444	$627,679

A summary of United States and foreign income before income taxes follows:

	2023	2022
United States	$18,984,939	$(142,095)
Foreign	3,749,665	3,804,540
Total:	$22,734,604	$3,662,445

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2023	2022
Federal income taxes at 21% statutory rate	$4,774,267	$716,122
State and local taxes, net of federal income tax effect	612,818	120,922
Stock options	(385,601)	(128,169)
Permanent items	183,139	—
Foreign tax rate difference	(243,179)	(81,196)
Provision for income taxes:	$4,941,444	$627,679

The following summarizes deferred income tax assets and liabilities:

	2023	2022
Deferred income tax liabilities:
Property, plant and equipment	$2,328,345	$2,004,200
Intangible assets	1,336,996	1,278,478
Other	609,817	251,655
Total deferred tax liabilities	4,275,158	3,534,333

Deferred income tax assets:
Net operating loss carryover	930,000	1,170,000
Stock compensation	1,964,332	1,687,357
Asset valuations	852,308	1,109,954
Other	559,174	431,737
Total deferred tax assets	4,305,814	4,399,048
Less: valuation allowance	(930,000)	(1,170,000)
Total deferred tax assets, net	3,375,814	3,229,048
Net deferred income tax liability:	$899,344	$305,285

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2020, state and local examinations for year before 2019 and foreign examinations before 2020. The Company evaluated its tax positions for year which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary.

The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2020 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2023.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary of approximately $.9 million, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. On November 8, 2022, the revolving loan agreement was amended to increase the ratio of funded debt to EBITDA. The increase was in effect during the four quarters commencing in the third quarter of 2022 and ending with the three months ended June 30, 2023. The increase for those four quarters ranged from a low of 4.75 to 1 to a high of 5.75 to 1. The amendment also modified the interest rate from SOFR +1.75% to range from SOFR +1.60% up to a high of SOFR + 2.35% on a basis that varies quarterly with the funded debt to EBITDA ratio. As of December 31, 2023, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of December 31, 2023, $13,164,358, excluding deferred financing cost of $59,667, was outstanding and $51,835,642 was available for borrowing under the Company’s revolving loan agreement.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. Long-term debt associated with the mortgage consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Mortgage payable - HSBC Bank N.A.	$10,823,033	$11,232,990
Less debt issuance costs	(119,736)	(134,790)
	10,703,297	11,098,200
Less current maturities	419,309	404,588
Long-term mortgage payable less current maturities	$10,283,988	$10,693,612

Minimum annual mortgage payments are due as follows: 2024 - $419,309; 2025 - $436,946; 2026 - $454,112; 2027 - $471,949; 2028 - $489,510; and thereafter - $8,439,472

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the years ended December 31, 2023 and 2022, the Company did not repurchase any shares of its Common Stock. As of December 31, 2023, a total of 160,365 shares may be purchased in the future under the repurchase program.

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity.

9. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (i) first aid and medical; and (ii) cutting, sharpening and measuring. The first aid and medical category includes first aid kits and refills and a variety of safety products. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2023

(amounts in 000's)

	United States	Canada	Europe	Total
First Aid and Safety	$104,932	$8,160	$1,369	$114,461
Cutting and Sharpening	58,273	5,731	13,036	77,040
Total Net Sales	$163,205	$13,891	$14,405	$191,501

For the twelve months ended December 31, 2022
	United States	Canada	Europe	Total
First Aid and Safety	$95,820	$7,110	$1,702	$104,632
Cutting and Sharpening	69,385	6,669	13,276	89,330
Total Net Sales	$165,205	$13,779	$14,978	$193,962

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers who take ownership of the products in Asia. These sales are completed by delivering product to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 6% and 8% of the Company’s total net sales in 2023 and 2022, respectively.

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

The following table sets forth certain financial data by segment for the years ended December 31, 2023 and 2022:

Financial data by segment:

(000’s omitted)

Year Ended December 31, 2023
	United States	Canada	Europe	Consolidated
Net sales	$163,205	$13,891	$14,405	$191,501
Operating income	11,477	866	845	13,188
Assets	131,382	8,557	9,302	149,241
Additions to property, plant and equipment	4,626	—	47	4,673
Depreciation and amortization	4,833	102	76	5,011

Year Ended December 31, 2022
	United States	Canada	Europe	Consolidated
Net sales	$165,205	$13,779	$14,978	$193,962
Operating income	4,783	1,136	354	6,273
Assets	144,466	9,078	10,833	164,377
Additions to property, plant and equipment	4,174	52	79	4,305
Depreciation and amortization	4,398	96	84	4,578

The following is a reconciliation of segment operating income to consolidated income before taxes:

(000’s omitted)

	2023	2022
Total operating income	$13,188	$6,273
Interest expense, net	(2,977)	(2,364)
Gain on sale of business	12,564	—
Other (expense), net	(41)	(247)
Consolidated income before taxes	$22,734	$3,662

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

(000’s omitted)

Revenues	2023	2022
United States	$162,070	$163,546
International:
Canada	13,891	13,779
Europe	14,405	14,978
Other	1,135	1,659
Total International	$29,431	$30,416
Total Revenues	$191,501	$193,962

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

The 2022 Employee Plan, which was approved by the shareholders of the Company at the April 20, 2022, Annual Meeting, provides for the issuance of incentive and non-qualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2022 Employee Plan. Options granted under the 2022 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2023, the number of shares available for grant under the 2022 Employee Plan is 3,250. Under the terms of the 2022 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

The 2012 Employee Plan, which became effective April 23, 2012, provides for the issuance of incentive and non-qualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2012 Employee Plan. Options granted under the 2012 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. Under the terms of the 2012 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grants under the plan or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected non-salaried Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. The 2017 Director Plan provides that the Board of Directors has the authority to increase or decrease the number of shares of Common Stock which are the subject of the annual or initial option grants to directors. No options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2023, there were no shares available for grant under the 2017 Director Plan. Annual Options were customarily granted to non-salaried Directors on the date of the respective Annual Meeting of Shareholders. However, in 2023, there were no options available for grant under the 2017 Director Plan. As a result, options were not granted to Directors in 2023. Because the Company did not make the customary annual grant of options to the non-salaried directors in 2023, the Company, instead, paid a cash fee to each of the non-salaried directors in an amount equal to $48,500.

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

The Company’s stock option plans for both employees and directors permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2023 and 2022, the Company paid a total of approximately $292,153 and $108,155 respectively, to optionees who had elected a net cash settlement of their respective share options. In 2023 and 2022, the Company issued 20,256 and 10,067 shares, respectively, to optionees who had elected a net share settlement.

A summary of changes in options issued under the Company’s stock option plans follows:

	2023	2022
Options outstanding at the beginning of the year	1,617,672	1,537,052
Options granted	163,500	133,250
Options forfeited	(6,938)	(6,562)
Options exercised	(175,473)	(46,068)
Options outstanding at the end of the year	1,598,761	1,617,672
Options exercisable at the end of the year	1,138,706	1,132,174
Common stock available for future grants at the end of the year	3,250	166,750
Weighted average exercise price per share:
Granted	$30.47	$29.35
Forfeited	20.68	31.50
Exercised	16.95	12.73
Outstanding	26.77	25.30
Exercisable	24.82	22.83

A summary of options outstanding as December 31, 2023 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$16.71 to $21.62	311,625	3	$19.73	311,625	$19.73
$21.63 to $23.29	379,562	6	22.81	327,940	22.77
$23.30 to $27.77	300,450	4	24.43	290,450	24.45
$27.78 to $31.56	311,624	9	29.88	48,191	28.98
$31.57 to $39.56	295,500	8	38.37	160,500	38.33
	1,598,761			1,138,706

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

The assumptions used to value option grants for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Expected life in years	7	7
Interest rate	4.17%	2.79%
Volatility	0.422	0.413
Dividend yield	1.8%	1.9%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 were $1,940,443 and $1,803,302, respectively. At December 31, 2023, there was approximately $3,539,238 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2023, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2023 and 2022 was $12.65 and $11.14 per option, respectively. The aggregate intrinsic value of outstanding options was $25,727,340 and $1,622,738 at December 31, 2023 and 2022, respectively. The aggregate intrinsic value of exercisable options was $20,536,948 and $1,565,553 at December 31, 2023 and 2022, respectively. The aggregate intrinsic value of options exercised during 2023 and 2022 was $2,646,835 and $747,730, respectively.

12. Earnings Per Share

The calculation of earnings per share is as follows:

	2023	2022
Numerator:
Net income	$17,793,160	$3,034,766
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,572,144	3,527,626
Effect of diluted employee stock options	85,553	191,624
Denominator for dilutive earnings per share	3,657,697	3,719,250
Basic earnings per share	$4.98	$0.86
Diluted earnings per share	$4.86	$0.82

For 2023 and 2022, respectively, 591,624 and 296,438 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

	Foreign currency translation adjustment	Total
Balances, December 31, 2021	$(1,380,648)	$(1,380,648)
Translation adjustment	(707,251)	(707,251)
Balances, December 31, 2022	$(2,087,899)	$(2,087,899)
Translation adjustment	382,312	382,312
Balances, December 31, 2023	$(1,705,587)	$(1,705,587)

14. Cash, Cash Equivalents and Restricted Cash

(dollars in 000’s):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$4,796	$6,100
Restricted Cash - current	750	750
Restricted Cash - non-current	-	750
Total cash, cash equivalents and restricted cash	$5,546	$7,600

Restricted cash, which is reported within other short-term and long-term assets in the consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of certain assets of Safety Made. See Note 16 – Business Combinations and Divestitures for additional information related to the acquisition of certain assets of Safety Made.

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

Operating lease cost was $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, $0.4 million was included in cost of goods sold and $0.7 million and $0.8 million, respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Information related to leases (dollars in 000’s):

	Year ended	Year ended
Operating cash flow information:	December 31, 2023	December 31, 2022
Operating lease cost	$1,344	$1,239
Operating lease - cash flow	$1,406	$1,281

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$581	$545

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	2.0 years	3.0 years
Weighted-average discount rate	5%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2023:

(dollars in 000’s):

2024	$1,177
2025	887
2026	165
Total future minimum lease payments	$2,229
Less: imputed interest	(104)
Present value of lease liabilities - current	1,099
Present value of lease liabilities - non-current	$1,026

16. Business Combinations and Divestitures

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

As part of the acquisition of Safety Made, $1.5 million of the purchase price was placed in escrow to be paid to the sellers, contingent on the acquired business meeting certain revenue milestones over a two-year period, commencing on the date of the acquisition. The fair value of the contingent liability at each reporting date is based on certain estimates and judgements made by management. Those estimates are made from the most relevant data available at that time and include historical data and future projections. On June 1, 2023, the Escrow Agent disbursed to the Seller a payment of $750,000, as determined by the calculation outlined in the purchase agreement. At December 31, 2023, the fair value of the remaining contingent consideration was $750,000.

The remaining $750,000 contingent payment that is being held in escrow is classified as restricted cash and is recorded in other current assets on the consolidated balance sheet.

Divestitures

On November 1, 2023, the Company sold the assets of its Camillus Cutlery and Cuda business lines (the “Business”) to GSM Holdings, Inc., a Delaware corporation (“GSM Holdings”), pursuant to an Asset Purchase Agreement entered into on the same date.

The purchase price for the Business was $19.8 million. At closing, GSM Holdings paid $18.3 million to the Company; the balance of the purchase price, $1.5 million, is subject to a 12-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The divestiture resulted in a gain of $12.6 million, which was recorded within Other Income, net in the consolidated statements of operations. The gain, net of tax, was approximately $9.6 million.

Sales of Camillus and Cuda products represented approximately 6% of the total net sales in 2023. The divestiture did not meet the criteria for reporting as discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

Critical Audit Matters

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

March 7, 2024

PCAOB Firm ID #688

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Acme United Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management's Report on Internal Control Over Financial Reporting:

•
It was determined that as of December 31, 2023, the Company's change management and logical controls were not designed and implemented effectively to ensure: 1) IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate, and 2) appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and underlying accounting records to the appropriate Company personnel. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 7, 2024 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2023, of the Company, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 7, 2024

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2023.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2023. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has identified a material weakness related to ineffective information technology general controls (ITGCs). It was determined that as of December 31, 2023, the Company's change management and logical controls were not designed and implemented effectively to ensure: 1) IT program and data changes affecting the Company’s financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate, and 2) appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and underlying accounting records to the appropriate Company personnel. Other Information Technology General Controls, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. Based on this material weakness, management has concluded that its internal control over financial reporting was not effective as of December 31, 2023. The material weakness did not result in any misstatements to the financial statements, and there were no changes to previously released financial results.

Remediation

Based on the results of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, the Company determined to take a number of actions to remediate the material weakness described above. The remediation actions include:

● The Company is acquiring and implementing database change management and auditing software;

● The Company is designing and implementing associated management review procedures.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2024.

Our independent registered public accounting firm, Marcum LLP, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K. Marcum LLP has also audited our consolidated financial statements at December 31, 2023, and for each of the two years in the period ended December 31, 2023, and its report dated March 7, 2024, expressed an unqualified opinion on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting.

Except for factors pertaining to the material weakness identified above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2023, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Directors, Executive Officers and Corporate Governance is incorporated herein by reference to the section entitled “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2024 Annual Meeting of Shareholders.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2024 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2024 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2024 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2024 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2024 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2024 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

•
Consolidated Balance Sheets
•
Consolidated Statements of Operations
•
Consolidated Statements of Changes in Stockholders’ Equity
•
Consolidated Statements of Cash Flows
•
Notes to Consolidated Financial Statements
•
Report of Independent Registered Public Accounting Firm
•
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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock (19)

10.4	Severance Pay Plan dated September 28, 2004* (15)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)

10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)

10.7	2017 Non-Salaried Director Stock Option Plan (9)

10.8	Deferred Compensation Plan dated October 2, 2007* (16)

10.9(a)	2012 Acme United Employee Stock Option Plan (11)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC (14)

10.10(c)	Amended and restated secured revolving note (14)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)

10.10(f)	Second amended and restated secured revolving note (12)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018 (20)

10.10(i)	Amendment No. 7 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 8 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 9 to Revolving Loan Agreement with HSBC dated November 2022 (21)
10.11	Change in Control Plan as amended dated February 24, 2011* (17)

21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

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

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2024.

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