Form 10-Q
period 2024-03-31
ACME UNITED CORP
filed 2024-05-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Registrant had 3,661,880 shares of its $2.50 par value Common Stock outstanding as of May 3, 2024.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,443	$4,796
Accounts receivable, less allowance of $678 in 2024 and $567 in 2023	32,966	26,234
Inventories	56,887	55,470
Prepaid expenses and other current assets	5,357	4,773
Restricted cash	750	750
Total current assets	98,403	92,023
Property, plant and equipment:
Land	2,387	2,387
Buildings	17,677	17,502
Machinery and equipment	35,846	34,705
	55,910	54,594
Less: accumulated depreciation	27,047	26,568
Net property, plant and equipment	28,863	28,026

Operating lease right-of-use asset, net	5,530	2,002
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	18,396	19,001
Total assets	$159,381	$149,241

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,907	$12,102
Operating lease liability - current portion	1,577	1,099
Current portion of mortgage payable	424	419
Other current liabilities	11,930	12,393
Total current liabilities	21,838	26,013
Non-current liabilities:
Long-term debt	23,294	13,105
Mortgage payable, net of current portion	10,179	10,284
Operating lease liability - non-current portion	4,063	1,026
Deferred income taxes	899	899
Other non-current liabilities	16	16
Total liabilities	60,289	51,343

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,206,752 shares issued and 3,661,880 shares outstanding in 2024 and
5,190,072 shares issued and 3,645,200 shares outstanding in 2023	13,008	12,966
Additional paid-in capital	16,317	15,918
Retained earnings	87,791	86,716
Treasury stock, at cost - 1,544,872 shares in 2024 and 2023	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,028)	(1,706)
Total stockholders’ equity	99,092	97,898
Total liabilities and stockholders’ equity	$159,381	$149,241

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$44,956	$45,838
Cost of goods sold	27,560	29,557

Gross profit	17,396	16,281

Selling, general and administrative expenses	14,838	14,093
Operating income	2,558	2,188

Non-operating items:
Interest:
Interest expense	476	919
Interest income	(33)	(17)
Interest expense, net	443	902
Other income, net	(44)	(23)
Income before income tax expense	2,159	1,309
Income tax expense	523	319
Net income	$1,636	$990

Basic earnings per share	$0.45	$0.28

Diluted earnings per share	$0.39	$0.28

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,650	3,541
Weighted average number of dilutive stock options outstanding	563	-
Denominator used for diluted per share computations	4,213	3,541

Dividends declared per share	$0.15	$0.14

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,636	$990
Other comprehensive (loss) income:
Foreign currency translation adjustment	(322)	109
Comprehensive income	$1,314	$1,099

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						990	990
Other comprehensive income					109		109
Stock compensation expense				424			424
Distributions to shareholders						(497)	(497)
Issuance of common stock	5,000	12		49			61
Net share settlement of stock options	2,546	6		(7)			(1)
Balances March 31, 2023	3,545,725	$12,717	$(15,996)	$13,914	$(1,979)	$71,460	$80,116

For the three months ended March 31, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						1,636	1,636
Other comprehensive loss					(322)		(322)
Stock compensation expense				449			449
Distributions to shareholders						(561)	(561)
Issuance of common stock	14,438	36		287			323
Cash settlement of stock options				(296)			(296)
Net share settlement of stock options	2,242	6		(41)			(35)
Balances March 31, 2024	3,661,880	$13,008	$(15,996)	$16,317	$(2,028)	$87,791	$99,092

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,636	$990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	860	720
Amortization of intangible assets	605	517
Non-cash lease adjustment	(12)	(12)
Stock compensation expense	449	424
Provision for bad debt	112	26
Amortization of deferred financing costs	9	9
Changes in operating assets and liabilities:
Accounts receivable	(6,774)	(666)
Inventories	(1,659)	4,987
Prepaid expenses and other assets	(590)	(1,405)
Accounts payable	(4,517)	73
Other accrued liabilities	(287)	2,013
Total adjustments	(11,804)	6,686
Net cash (used in) provided by operating activities	(10,168)	7,676

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,611)	(701)
Net cash used in investing activities	(1,611)	(701)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	10,183	(9,787)
Tax withholding on net share settlement of stock options	(35)	-
Cash settlement of stock options	(296)	-
Repayments on mortgage	(104)	(101)
Proceeds from issuance of common stock	323	61
Distributions to shareholders	(561)	(497)
Net cash provided by (used in) financing activities	9,510	(10,324)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84)	13
Net change in cash, cash equivalents and restricted cash	(2,353)	(3,336)

Cash, cash equivalents and restricted cash at beginning of period	5,546	7,600

Cash, cash equivalents and restricted cash at end of period	$3,193	$4,264

Supplemental cash flow information:
Cash paid for income taxes	$9	$122
Cash paid for interest	$385	$919

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for such disclosures. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2024 and through the date these condensed consolidated financial statements were issued.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; this ASU allows for early adoption. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The Company is currently evaluating the impact of adopting ASU 2023-09.

2. Commitments and Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

3. Revenue from Contracts with Customers

Nature of Goods and Services

The Company recognizes revenue from the sales of a broad line of products that are grouped into two main categories: (a) first aid and medical; and (b) cutting and sharpening. The first aid and medical category includes first aid kits and refills, over-the-counter medications and a variety of medical products. The cutting and sharpening category includes scissors, knives, paper trimmers, pencil sharpeners and other sharpening tools. Revenue recognition is evaluated through the following five steps: (i) identification of the contract or contracts with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$24,609	$2,191	$258	$27,058
Cutting and Sharpening	13,382	848	3,668	17,898

Total Net Sales	$37,991	$3,039	$3,926	$44,956

For the three months ended March 31, 2023

	United States	Canada	Europe	Total
First Aid and Medical	$24,770	$1,852	$367	$26,989
Cutting and Sharpening	14,083	1,405	3,361	18,849

Total Net Sales	$38,853	$3,257	$3,728	$45,838

4. Debt and Shareholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings of $23,347,000 and $13,165,000, excluding deferred financing costs of $53,000 and $60,000, respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of March 31, 2024 and December 31, 2023, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	March 31, 2024	December 31, 2023

Mortgage payable - HSBC Bank N.A.	$10,719	$10,823
Less debt issuance costs	(116)	(120)
	10,603	10,703
Less current maturities	424	419
Long-term mortgage payable less current maturities	$10,179	$10,284

During the three months ended March 31, 2024, the Company issued a total of 14,438 shares of common stock and received aggregate proceeds of $323,000 upon exercise of employee stock options. Also, during the three months ended March 31, 2024, the Company issued 2,242 shares of common stock to optionees who had elected a net share settlement of certain of their respective options. During the three months ended March 31, 2024, the Company paid approximately $296,000 to optionees who had elected a net cash settlement of certain of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 8% of the Company’s total net sales for the three months ended March 31, 2024 compared to 6% for the same period in 2023.

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

The following table sets forth certain financial data by segment for the three months ended March 31, 2024 and 2023:

Financial data by segment:

(in thousands)

	Three Months Ended March 31,
Sales to external customers:	2024	2023
United States	$37,991	$38,853
Canada	3,039	3,257
Europe	3,926	3,728
Consolidated	$44,956	$45,838

Operating income:
United States	$2,339	$1,781
Canada	39	217
Europe	180	190
Consolidated	$2,558	$2,188

Interest expense, net	443	902
Other income, net	(44)	(23)
Consolidated income before income taxes	$2,159	$1,309

Assets by segment:

(in thousands)

	March 31,	December 31,
	2024	2023
United States	$139,228	$131,382
Canada	11,094	8,557
Europe	9,059	9,302
Consolidated	$159,381	$149,241

6. Stock Based Compensation

The Company recognizes share-based compensation based on the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $449,000 for the three months ended March 31, 2024 compared to approximately $424,000 for the three months ended March 31, 2023.

As of March 31, 2024, there was a total of $3,102,278 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Safety Made is recorded at its fair value of $750,000 which is recorded in other current liabilities on the condensed consolidated balance sheet as of March 31, 2024.

8. Leases

The Company has operating leases for office and warehouse space and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2029.

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

Operating lease cost was $0.3 million for the three months ended March 31, 2024, of which $0.1 million was included in cost of goods sold and $0.2 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	March 31, 2024	March 31, 2023
Operating lease cost	$341	$334
Operating lease - cash flow	$354	$346

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,818	$341

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term	4.0 years	3.0 years
Weighted-average discount rate	7%	5%

Future minimum lease payments under non-cancelable leases as of March 31, 2024:

2024 (remaining)	$1,400
2025	1,755
2026	1,068
2027	926
2028	960
Thereafter	357
Total future minimum lease payments	$6,466
Less: imputed interest	(826)
Present value of lease liabilities - current	1,577
Present value of lease liabilities - non-current	$4,063

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2024	2023
Customer rebates	$6,120	$5,721
Contingent liability - Safety Made	750	750
Accrued compensation	2,050	2,585
Dividend payable	547	547
Income tax payable	748	363
Other	1,731	2,442
Total:	$11,946	$12,408

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,443	$4,796
Restricted Cash - current	750	750
Total cash, cash equivalents and restricted cash	$3,193	$5,546

Restricted cash, which is reported within current assets in the condensed consolidated balance sheets consists of the contingent payment held in escrow related to the acquisition of Safety Made.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	March 31,	December 31,
	2024	2023
Tradename	$10,008	$10,008
Customer list	18,823	18,823
Non-compete	1,248	1,248
Slice license agreement	380	380
Patents	2,272	2,272
Subtotal	32,731	32,731
Less: Accumulated amortization	14,335	13,730
Intangible assets	$18,396	$19,001
Goodwill	$8,189	$8,189
Total:	$26,585	$27,190

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

12. Inventories

Inventories consisted of (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$40,851	$39,316
Work in process	264	208
Materials and supplies	15,772	15,946
	$56,887	$55,470

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

13. Divestiture

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) the continuing adverse impact of inflation, including product costs, and interest rates; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (v) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures or otherwise; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) currency fluctuations including, for example, the fluctuation of the dollar against the euro; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2023 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2024 were $44,956,000 compared to $45,838,000 the same period in 2023, a decrease of 1%. Excluding the impact of the Camillus and Cuda hunting and fishing product lines sold on November 1, 2023, sales for the three months ended March 31, 2024 increased 1%.

Net sales in the U.S. for the three months ended March 31, 2024 decreased 2% compared to the same period in 2023. Excluding the impact of the sale of the Camillus and Cuda product lines, sales in the U.S. segment increased 1% for the three months ended March 31, 2024 compared to the same period in 2023.

Net sales in Canada for the three months ended March 31, 2024 decreased 7% in U.S. dollars (6% in local currency). Excluding the impact of the sale of the Camillus and Cuda product lines, sales in the Canadian segment increased 1% in local currency for the three months ended March 31, 2024 compared to the same period in 2023.

European net sales for the three months ended March 31, 2024 increased 5% in U.S. dollars (4% in local currency) compared to the same period in 2023. Excluding the impact of the sale of the Camillus and Cuda product lines, sales in the European segment increased 7% in local currency for the three months ended March 31, 2024 compared to the same period in 2023.

Gross profit

Gross profit for the three months ended March 31, 2024 was $17,396,000 (38.7% of net sales) compared to $16,281,000 (35.5% of net sales) in the same period in 2023. The increase in gross profit for the three months ended March 31, 2024 was primarily due to the impact of productivity improvements in the Company's manufacturing and distribution facilities implemented late in 2022 and lower inbound freight costs.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2024 were $14,838,000 (33.0% of net sales) compared with $14,093,000 (30.7% of net sales) in the same period in 2023, an increase of $745,000. The increase in SG&A expenses for the three months ended March 31, 2024 was primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended March 31, 2024 was $2,558,000 compared with $2,188,000 in the same period of 2023.

Operating income in the U.S. segment increased by $558,000 for the three months ended March 31, 2024, compared to the same period in 2023. The increase in operating income for the three months ended March 31, 2024 was primarily due to productivity improvements at our manufacturing and distribution facilities, cost savings initiatives which included lowering SG&A expenses, as well as lower in-bound freight costs.

Operating income in the Canadian segment decreased by $178,000 for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in operating income was primarily due to lower sales of cutting, sharpening and measuring products.

Operating income in the European segment decreased by $10,000 for the three months ended March 31, 2024, compared to the same period in 2023.

Interest expense, net

Interest expense, net for the three months ended March 31, 2024 was $443,000 compared with $902,000 in the same period of 2023, a $459,000 decrease. The decrease in interest expense for the three months ended March 31, 2024 resulted from a lower average outstanding debt under the Company’s revolving loan agreement.

Other income, net

Other income, net was $44,000 in the three months ended March 31, 2024 compared to $23,000 in the same period of 2023.

Income taxes

The effective income tax rate was 24% for the three months ended March 31, 2024 and 2023.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2024, working capital increased approximately $10.6 million. Inventory increased approximately $1.3 million during this three-month period. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at March 31, 2024 and December 31, 2023. Receivables increased approximately $6.7 million at March 31, 2024 compared to December 31, 2023. The average number of days sales outstanding in accounts receivable was 55 days at March 31, 2024 and December 31, 2023. Accounts payable and other current liabilities decreased by approximately $4.7 million at March 31, 2024 compared to December 31, 2023.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2024	2023
Working capital	$76,565	$66,010
Current ratio	4.51	3.54
Long term debt to equity ratio	33.8%	23.9%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first three months of 2024, total debt outstanding under the Company’s revolving credit facility increased by approximately $10.1 million, compared to total debt thereunder at December 31, 2023. As of March 31, 2024, $23,347,000 was outstanding and $41,653,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At March 31, 2024, there was approximately $10.6 million outstanding on the mortgage.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2024 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2023, the Company’s information technology general controls (ITGCs) related to change management and logical controls were ineffective. The Company's remediation efforts related to this material weakness have commenced and are ongoing, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented and is implementing changes to its internal control over financial reporting, including:

● The Company has acquired and implemented database change management and auditing software;

● The Company is designing and implementing associated management review procedures.

As we stated in the Company’s Form 10-K for the year ended December 31, 2023, we believe that these actions will remediate the material weakness. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed as of December 31, 2024.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Dated: May 8, 2024

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 8, 2024