Form 10-Q
period 2024-06-30
ACME UNITED CORP
filed 2024-08-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Registrant had 3,694,966 shares of its $2.50 par value Common Stock outstanding as of August 1, 2024.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,791	$4,796
Accounts receivable, less allowance of $838 in 2024 and $567 in 2023	40,074	26,234
Inventories	56,621	55,470
Prepaid expenses and other current assets	5,662	4,773
Restricted cash	-	750
Total current assets	106,148	92,023
Property, plant and equipment:
Land	2,387	2,387
Buildings	17,677	17,502
Machinery and equipment	38,282	34,705
	58,346	54,594
Less: accumulated depreciation	27,777	26,568
Net property, plant and equipment	30,569	28,026

Operating lease right-of-use asset, net	5,176	2,002
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	23,459	19,001
Total assets	$173,541	$149,241

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,319	$12,102
Operating lease liability - current portion	1,589	1,099
Current portion of mortgage payable	429	419
Other current liabilities	15,656	12,393
Total current liabilities	27,993	26,013
Non-current liabilities:
Long-term debt	26,419	13,105
Mortgage payable, net of current portion	10,073	10,284
Operating lease liability - non-current portion	3,684	1,026
Deferred income taxes	899	899
Other non-current liabilities	516	16
Total liabilities	69,584	51,343

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,239,838 shares issued and 3,694,966 shares outstanding in 2024 and
5,190,072 shares issued and 3,645,200 shares outstanding in 2023	13,091	12,966
Additional paid-in capital	17,306	15,918
Retained earnings	91,689	86,716
Treasury stock, at cost - 1,544,872 shares in 2024 and 2023	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,133)	(1,706)
Total stockholders’ equity	103,957	97,898
Total liabilities and stockholders’ equity	$173,541	$149,241

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$55,425	$53,336	$100,382	$99,175
Cost of goods sold	32,798	33,314	60,358	62,872

Gross profit	22,627	20,022	40,024	36,303

Selling, general and administrative expenses	16,252	14,772	31,090	28,865
Operating income	6,375	5,250	8,934	7,438

Non-operating items:
Interest:
Interest expense	578	860	1,054	1,779
Interest income	(39)	(28)	(72)	(45)
Interest expense, net	539	832	982	1,734
Other income, net	(28)	(23)	(72)	(46)
Income before income tax expense	5,864	4,441	8,024	5,750
Income tax expense	1,412	998	1,935	1,318
Net income	$4,452	$3,443	$6,089	$4,432

Basic earnings per share	$1.21	$0.97	$1.66	$1.25

Diluted earnings per share	$1.09	$0.96	$1.47	$1.25

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,679	3,555	3,664	3,548
Weighted average number of dilutive stock options outstanding	409	36	479	-
Denominator used for diluted per share computations	4,088	3,591	4,143	3,548

Dividends declared per share	$0.15	$0.14	$0.30	$0.28

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$4,452	$3,443	$6,089	$4,432
Other comprehensive (loss) income:
Foreign currency translation adjustment	(105)	114	(427)	223
Comprehensive income	$4,347	$3,557	$5,662	$4,655

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2023	3,545,725	$12,717	$(15,996)	$13,914	$(1,979)	$71,460	$80,116
Net income						3,443	3,443
Other comprehensive income					114		114
Stock compensation expense				389			389
Distributions to shareholders						(497)	(497)
Issuance of common stock	15,702	40		189			229
Net share settlement of stock options	6,579	16		(159)			(143)
Balances June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651

For the three months ended June 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2024	3,661,880	$13,008	$(15,996)	$16,317	$(2,028)	$87,791	$99,092
Net income						4,452	4,452
Other comprehensive loss					(105)		(105)
Stock compensation expense				433			433
Distributions to shareholders						(554)	(554)
Issuance of common stock	30,370	76		573			649
Net share settlement of stock options	2,716	7		(17)			(10)
Balances June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957

For the six months ended June 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						4,432	4,432
Other comprehensive income					223		223
Stock compensation expense				813			813
Distributions to shareholders						(993)	(993)
Issuance of common stock	20,702	52		237			289
Net share settlement of stock options	9,125	22		(165)			(143)
Balances June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651

For the six months ended June 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						6,089	6,089
Other comprehensive loss					(427)		(427)
Stock compensation expense				882			882
Distributions to shareholders						(1,116)	(1,116)
Issuance of common stock	44,808	112		860			972
Cash settlement of stock options				(296)			(296)
Net share settlement of stock options	4,958	13		(58)			(45)
Balances June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957

See Notes to Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,089	$4,432
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,712	1,440
Amortization of intangible assets	1,231	1,011
Non-cash lease adjustment	(26)	(12)
Stock compensation expense	882	813
Provision for bad debt	263	51
Amortization of deferred financing costs	20	34
Changes in operating assets and liabilities:
Accounts receivable	(13,942)	(7,458)
Inventories	(329)	7,645
Prepaid expenses and other assets	63	(762)
Accounts payable	(1,731)	189
Other accrued liabilities	2,498	3,160
Total adjustments	(9,359)	6,111
Net cash (used in) provided by operating activities	(3,270)	10,543

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,101)	(2,271)
Acquisition of Elite First Aid	(6,141)	-
Contingent payment related to the acquisition of Safety Made	(750)	(750)
Net cash used in investing activities	(10,992)	(3,021)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	13,302	(9,963)
Tax withholding on net share settlement of stock options	(45)	(143)
Cash settlement of stock options	(296)	-
Repayments on mortgage	(209)	(209)
Proceeds from issuance of common stock	972	289
Distributions to shareholders	(1,105)	(993)
Net cash provided by (used in) financing activities	12,619	(11,019)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	48
Net change in cash, cash equivalents and restricted cash	(1,755)	(3,449)

Cash, cash equivalents and restricted cash at beginning of period	5,546	7,600

Cash, cash equivalents and restricted cash at end of period	$3,791	$4,151

Supplemental cash flow information:
Cash paid for income taxes	$230	$257
Cash paid for interest	$896	$1,786
Non-cash financing activity
Net share settlement of stock options	$-	$22

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

The Company has evaluated events and transactions subsequent to June 30, 2024 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$31,377	$2,282	$229	$33,888
Cutting and Sharpening	16,078	1,779	3,680	21,537
Total Net Sales	$47,455	$4,061	$3,909	$55,425

For the three months ended June 30, 2023

	United States	Canada	Europe	Total
First Aid and Medical	$28,667	$2,394	$276	$31,337
Cutting and Sharpening	16,533	1,982	3,484	21,999
Total Net Sales	$45,200	$4,376	$3,760	$53,336

For the six months ended June 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$55,988	$4,471	$487	$60,946
Cutting and Sharpening	29,460	2,627	7,349	39,436
Total Net Sales	$85,448	$7,098	$7,836	$100,382

For the six months ended June 30, 2023

	United States	Canada	Europe	Total
First Aid and Medical	$53,438	$4,246	$643	$58,327
Cutting and Sharpening	30,616	3,387	6,845	40,848
Total Net Sales	$84,054	$7,633	$7,488	$99,175

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $26,466,000 and $13,165,000, excluding deferred financing costs of $47,000 and $60,000 respectively, under the Company’s revolving loan agreement with HSBC. The outstanding borrowings as of June 30, 2024 include amounts used to fund the acquisition of Elite First Aid, Inc. on May 23, 2024 (Note 13).

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of June 30, 2024 and December 31, 2023, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	June 30, 2024	December 31, 2023

Mortgage payable - HSBC Bank N.A.	$10,614	$10,823
Less debt issuance costs	(112)	(120)
	10,502	10,703
Less current maturities	429	419
Long-term mortgage payable less current maturities	$10,073	$10,284

During the three and six months ended June 30, 2024, the Company issued a total of 30,370 and 44,808 shares of common stock and received aggregate proceeds of $649,000 and $972,000 upon exercise of employee stock options. Also, during the three and six months ended June 30, 2024, the Company issued 2,716 and 4,958 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 9% of the Company’s total net sales for the three and six months ended June 30, 2024 compared to 8% and 7%, respectively for the same periods in 2023.

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

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2024 and 2023:

Financial data by segment:

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Sales to external customers:	2024	2023	2024	2023
United States	$47,455	$45,200	$85,448	$84,054
Canada	4,061	4,376	7,098	7,633
Europe	3,909	3,760	7,836	7,488
Consolidated	$55,425	$53,336	$100,382	$99,175

Operating income:
United States	$5,535	$4,251	$7,873	$6,031
Canada	703	742	744	960
Europe	137	257	317	447
Consolidated	$6,375	$5,250	$8,934	$7,438

Interest expense, net	539	832	982	1,734
Other income, net	(28)	(23)	(72)	(46)
Consolidated income before income taxes	$5,864	$4,441	$8,024	$5,750

Assets by segment:

(in thousands)

	June 30,	December 31,
	2024	2023
United States	$152,098	$131,382
Canada	12,027	8,557
Europe	9,416	9,302
Consolidated	$173,541	$149,241

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $433,000 and $882,000 for the three and six months ended June 30, 2024, respectively, compared to approximately $389,000 and $813,000 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was a total of $2,667,711 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Elite First Aid is recorded at its fair value of $500,000 which is recorded in other non-current liabilities on the condensed consolidated balance sheet as of June 30, 2024.

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

Operating lease cost was $0.4 million for the three months ended June 30, 2024, of which $0.1 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses. Operating lease cost was $0.7 million for the six months ended June 30, 2024, of which $0.2 million was included in cost of goods sold and $0.5 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	June 30, 2024	June 30, 2023
Operating lease cost	$387	$344
Operating lease - cash flow	$423	$346

	Six Months Ended	Six Months Ended
Operating cash flow information:	June 30, 2024	June 30, 2023
Operating lease cost	$729	$678
Operating lease - cash flow	$776	$693

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,818	$341

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term	4.0 years	3.0 years
Weighted-average discount rate	7%	5%

Future minimum lease payments under non-cancelable leases as of June 30, 2024:

2024 (remaining)	$965
2025	1,748
2026	1,062
2027	920
2028	954
Thereafter	353
Total future minimum lease payments	$6,002
Less: imputed interest	(729)
Present value of lease liabilities - current	1,589
Present value of lease liabilities - non-current	$3,684

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2024	2023
Customer rebates	$7,297	$5,721
Contingent liability - Safety Made	—	750
Accrued compensation	2,500	2,585
Dividend payable	554	547
Income tax payable	1,973	363
Other	3,848	2,442
Total:	$16,172	$12,408

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$3,791	$4,796
Restricted cash - current	-	750
Total cash, cash equivalents and restricted cash	$3,791	$5,546

During the three months ended June 30, 2024, the Company paid the final $750,000 due upon the satisfaction of certain financial targets associated with the Safety Made acquisition.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	June 30,		December 31,
	2024		2023
Tradename	$10,008		$10,008
Customer list	18,823		18,823
Non-compete	1,248		1,248
Patents	2,272		2,272
Elite First Aid Inc.	5,689	[1]	-
Subtotal	38,040		32,351
Less: Accumulated amortization	14,581		13,350
Intangible assets	$23,459		$19,001
Goodwill	$8,189		$8,189
Total:	$31,648		$27,190

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

1 - This amount is subject to change once the business valuation becomes final.

12. Inventories

Inventories consisted of (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$41,916	$39,316
Work in process	240	208
Materials and supplies	14,465	15,946
	$56,621	$55,470

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

13. Business Combination

On May 23, 2024, the Company entered into an Asset Purchase Agreement with Elite First Aid, Inc ("Elite First Aid"). Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts receivable	$113
Inventory	1,127
Prepaid Expense	212
Intangible assets	5,689
Total assets	$7,141

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

The purchase price for the assets was $7,141,000. At closing, the Company paid $6,141,000 to Elite First Aid; the balance of the purchase price, $1,000,000, is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during any consecutive 12-month period from May 31, 2024 to December 31, 2025; and (b) $500,000, which is subject to a 13-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The $500,000 contingent payment is reported in other long term liabilities and the $500,000 holdback is reported in other current liabilities on the condensed consolidated balance sheet.

The Company has not disclosed separately the amount of revenue and earnings from the sales of Elite First Aid products since the acquisition on May 23, 2024 because these amounts were not material to the Company’s financial statements.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (v) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures or otherwise; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) currency fluctuations including, for example, the fluctuation of the dollar against the euro; (viii) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (ix) changes in client needs and consumer spending habits; (x) the impact of competition; (xi) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (xiii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three months ended June 30, 2024 were $55,425,000 compared to $53,336,000 in the same period in 2023, an increase of 4%. Excluding the impact of the Camillus and Cuda hunting and fishing product lines sold on November 1, 2023, sales for the second quarter of 2024 increased 8%, compared to the same period in 2023. Net sales for the six months ended June 30, 2024 were $100,382,000 compared to $99,175,000 in the same period in 2023, an increase of 1%. Excluding Camillus and Cuda, sales for the six months ended June 30, 2024 increased 5% compared to the same period in 2023.

Net sales in the U.S. for the three months ended June 30, 2024 increased 5% compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the second quarter of 2024 increased 9% compared to the same period of 2023. The increase in net sales was primarily related to market share gains across multiple product lines. Net sales for the six months ended June 30, 2024 increased 2% compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the six months ended June 30, 2024 increased 6% compared to the same period of 2023.

Net sales in Canada for the three months ended June 30, 2024 decreased 7% in both U.S. dollars and local currency compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the second quarter of 2024 decreased 4% compared to the same period of 2023. Net sales for the six months ended June 30, 2024 decreased 7% in both U.S. dollars and local currency, compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the six months ended June 30, 2024 decreased 2% compared to the same period of 2023. The decrease in net sales for the three and six months ended June 30, 2024 was mainly due to lower sales of school and office products which have been negatively impacted by a soft economy.

European net sales for the three months ended June 30, 2024 increased 4% in U.S. dollars (5% in local currency) compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the second quarter of 2024 increased 9% compared to the same period of 2023. Net sales for the six months ended June 30, 2024 increased 5% in U.S. dollars and local currency compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the six months ended June 30, 2024 increased 8% compared to the same period of 2023. The increases in net sales for the three and six months ended June 30, 2024 was due to market share gains in the office channel.

Gross profit

Gross profit for the three months ended June 30, 2024 was $22,627,000 (40.8% of net sales) compared to $20,022,000 (37.5% of net sales) in the same period in 2023. Gross profit for the six months ended June 30, 2024 was $40,024,000 (39.9% of net sales) compared to $36,303,000 (36.6% of net sales) in the same period in 2023. The increases in gross profit for the three and six months ended June 30, 2024 were primarily due to productivity improvements in the Company's manufacturing and distribution facilities.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2024 were $16,252,000 (29.3% of net sales) compared with $14,772,000 (27.7% of net sales) in the same period in 2023, an increase of $1,480,000. SG&A expenses for the six months ended June 30, 2024 were $31,090,000 (31.0% of net sales) compared with $28,865,000 (29.1% of net sales) in the same period in 2023, an increase of $2,225,000. The increases in SG&A expenses for the three and six months ended June 30, 2024 were primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended June 30, 2024 was $6,375,000 compared with $5,250,000 in the same period of 2023. Operating income for the six months ended June 30, 2024 was $8,934,000 compared with $7,438,000 in the same period of 2023.

Operating income in the U.S. segment increased by $1,284,000 for the three months ended June 30, 2024 compared to the same period in 2023. Operating income in the U.S. segment increased by $1,842,000 for the six months ended June 30, 2024 compared to the same period in 2023. The increases in operating income for the three and six months ended June 30, 2024 were primarily due to higher net sales and productivity improvements at our manufacturing and distribution facilities.

Operating income in the Canadian segment decreased by $39,000 and $216,000 for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decreases in operating income were primarily due to lower net sales of cutting, sharpening and measuring products.

Operating income in the European segment decreased by $120,000 and $130,000 for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Interest expense, net

Interest expense, net for the three months ended June 30, 2024 was $539,000 compared with $832,000 in the same period of 2023, a $293,000 decrease. Interest expense, net for the six months ended June 30, 2024 was $982,000 compared with $1,734,000 in the same period of 2023, a $752,000 decrease. The decreases in interest expense for the three and six months ended June 30, 2024 resulted from lower average outstanding borrowings.

Other expense, net

Other expense, net was $28,000 in the three months ended June 30, 2024 compared to $23,000 in the same period of 2023. Other expense, net in the six months ended June 30, 2024 was $72,000 compared to $46,000 in the same period of 2023.

Income taxes

The effective income tax rate for the three and six months ended June 30, 2024 was 24% compared to 23% in the same period of 2023. The higher effective income tax rate for the three and six months ended June 30, 2024 was primarily due to higher earnings in jurisdictions with higher tax rates.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2024, working capital increased approximately $12.1 million. As a result of the acquisition of Elite First Aid, Inc., inventory increased approximately $1.1 million during the six-month period. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at June 30, 2024 compared to 2.0 at December 31, 2023. Receivables increased approximately $13.8 million at June 30, 2024 compared to December 31, 2023. The average number of days sales outstanding in accounts receivable was 54 days at June 30, 2024 compared to 55 days at December 31, 2023. Accounts payable and other current liabilities increased by approximately $1.5 million at June 30, 2024 compared to December 31, 2023.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2024	2023
Working capital	$78,155	$66,010
Current ratio	3.79	3.54
Long term debt to equity ratio	35.1%	23.9%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first six months of 2024, total debt outstanding under the Company’s revolving credit facility increased by approximately $13.3 million, compared to total debt thereunder at December 31, 2023. As of June 30, 2024, $26,466,000 was outstanding and $38,534,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At June 30, 2024, there was approximately $10.5 million outstanding on the mortgage.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2024 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2023, the Company’s information technology general controls (ITGCs) related to change management and logical controls were ineffective. The Company implemented changes to its Internal Controls Over Financial Reporting, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including:

● The Company has acquired and implemented database change management and auditing software;

● The Company has designed and implemented associated management review procedures.

Management believes that, as a result of these changes, the material weakness, as described above, will be remediated. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed as of December 31, 2024.

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

Dated: August 8, 2024

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 8, 2024