Form 10-Q
period 2024-09-30
ACME UNITED CORP
filed 2024-11-08
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Registrant had 3,741,453 shares of its $2.50 par value Common Stock outstanding as of November 1, 2024.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,702	$4,796
Accounts receivable, less allowance of $492 in 2024 and $567 in 2023	31,349	26,234
Inventories	55,990	55,470
Prepaid expenses and other current assets	5,733	4,773
Restricted cash	-	750
Total current assets	98,774	92,023
Property, plant and equipment:
Land	2,699	2,387
Buildings	18,586	17,502
Machinery and equipment	37,773	34,705
	59,058	54,594
Less: accumulated depreciation	28,166	26,568
Net property, plant and equipment	30,892	28,026

Operating lease right-of-use asset, net	4,808	2,002
Goodwill	8,189	8,189
Intangible assets, less accumulated amortization	22,810	19,001
Total assets	$165,473	$149,241

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,008	$12,102
Operating lease liability - current portion	1,550	1,099
Current portion of mortgage payable	433	419
Other current liabilities	13,403	12,393
Total current liabilities	22,394	26,013
Non-current liabilities:
Long-term debt	22,018	13,105
Mortgage payable, net of current portion	9,970	10,284
Operating lease liability - non-current portion	3,357	1,026
Deferred income taxes	899	899
Other non-current liabilities	518	16
Total liabilities	59,156	51,343

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,286,325 shares issued and 3,741,453 shares outstanding in 2024 and
5,190,072 shares issued and 3,645,200 shares outstanding in 2023	13,207	12,966
Additional paid-in capital	17,483	15,918
Retained earnings	93,353	86,716
Treasury stock, at cost - 1,544,872 shares in 2024 and 2023	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,730)	(1,706)
Total stockholders’ equity	106,317	97,898
Total liabilities and stockholders’ equity	$165,473	$149,241

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$48,166	$50,384	$148,547	$149,559
Cost of goods sold	29,602	30,881	89,960	93,752

Gross profit	18,564	19,503	58,587	55,807

Selling, general and administrative expenses	15,638	15,846	46,728	44,711
Operating income	2,926	3,657	11,859	11,096

Non-operating items:
Interest:
Interest expense	568	816	1,622	2,595
Interest income	(33)	(32)	(105)	(78)
Interest expense, net	535	784	1,517	2,517
Other (income) expense, net	(17)	55	(90)	9
Income before income tax expense	2,408	2,818	10,432	8,570
Income tax expense	182	666	2,117	1,984
Net income	$2,226	$2,152	$8,315	$6,586

Basic earnings per share	$0.60	$0.60	$2.26	$1.85

Diluted earnings per share	$0.54	$0.58	$2.03	$1.83

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,726	3,578	3,686	3,558
Weighted average number of dilutive stock options outstanding	378	143	401	38
Denominator used for diluted per share computations	4,104	3,721	4,087	3,596

Dividends declared per share	$0.15	$0.14	$0.45	$0.42

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$2,226	$2,152	$8,315	$6,586
Other comprehensive income (loss) :
Foreign currency translation adjustment	403	(305)	(24)	(82)
Comprehensive income	$2,629	$1,847	$8,291	$6,504

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2023	3,568,006	$12,773	$(15,996)	$14,333	$(1,865)	$74,406	$83,651
Net income						2,152	2,152
Other comprehensive loss					(305)		(305)
Stock compensation expense				674			674
Distributions to shareholders						(503)	(503)
Issuance of common stock	14,875	37		200			237
Net share settlement of stock options	2,189	6		(6)			—
Balances September 30, 2023	3,585,070	$12,816	$(15,996)	$15,201	$(2,170)	$76,055	$85,906

For the three months ended September 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957
Net income						2,226	2,226
Other comprehensive income					403		403
Stock compensation expense				944			944
Distributions to shareholders						(562)	(562)
Issuance of common stock	16,921	$42		369			411
Cash settlement of stock options				(83)			(83)
Net share settlement of stock options	29,566	$74		(1,053)			(979)
Balances September 30, 2024	3,741,453	$13,207	$(15,996)	$17,483	$(1,730)	$93,353	$106,317

For the nine months ended September 30, 2023

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,699	$(15,996)	$13,448	$(2,088)	$70,967	$79,030
Net income						6,586	6,586
Other comprehensive loss					(82)		(82)
Stock compensation expense				1,487			1,487
Distributions to shareholders						(1,498)	(1,498)
Issuance of common stock	35,577	89		437			526
Net share settlement of stock options	11,314	28		(171)			(143)
Balances September 30, 2023	3,585,070	$12,816	$(15,996)	$15,201	$(2,170)	$76,055	$85,906

For the nine months ended September 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						8,315	8,315
Other comprehensive loss					(24)		(24)
Stock compensation expense				1,826			1,826
Distributions to shareholders						(1,678)	(1,678)
Issuance of common stock	61,729	154		1,229			1,383
Cash settlement of stock options				(379)			(379)
Net share settlement of stock options	34,524	87		(1,111)			(1,024)
Balances September 30, 2024	3,741,453	$13,207	$(15,996)	$17,483	$(1,730)	$93,353	$106,317

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,315	$6,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,589	2,191
Amortization of intangible assets	1,880	1,541
Non-cash lease adjustment	(22)	(15)
Stock compensation expense	1,826	1,487
Provision for credit losses	367	76
Amortization of deferred financing costs	30	29
Changes in operating assets and liabilities:
Accounts receivable	(5,269)	(1,572)
Inventories	582	8,707
Prepaid expenses and other assets	(750)	(221)
Accounts payable	(5,091)	(935)
Other accrued liabilities	1,147	3,788
Total adjustments	(2,711)	15,076
Net cash provided by operating activities	5,604	21,662

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,452)	(3,477)
Acquisition of Elite First Aid	(6,141)	-
Contingent payment related to the acquisition of Safety Made	(750)	(750)
Purchase of intangible assets	-	(296)
Net cash used in investing activities	(12,343)	(4,523)

Cash flows from financing activities:
Net borrowings (repayments) of long-term debt	8,894	(17,000)
Tax withholding on net share settlement of stock options	(1,024)	(143)
Cash settlement of stock options	(379)	-
Repayments on mortgage	(312)	(301)
Proceeds from issuance of common stock	1,383	526
Distributions to shareholders	(1,659)	(1,491)
Net cash provided by (used in) financing activities	6,903	(18,408)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(15)
Net change in cash, cash equivalents and restricted cash	156	(1,283)

Cash, cash equivalents and restricted cash at beginning of period	5,546	7,600

Cash, cash equivalents and restricted cash at end of period	$5,702	$6,317

Supplemental cash flow information:
Cash paid for income taxes	$1,922	$776
Cash paid for interest	$1,443	$2,592
Non-cash financing activity
Net share settlement of stock options	$87	$28

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Company has evaluated events and transactions subsequent to September 30, 2024 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$27,857	$2,321	$380	$30,557
Cutting and Sharpening	13,274	966	3,368	17,609
Total Net Sales	$41,131	$3,287	$3,748	$48,166

For the three months ended September 30, 2023

	United States	Canada	Europe	Total
First Aid and Medical	$27,854	$1,851	$364	$30,069
Cutting and Sharpening	15,834	1,454	3,027	20,315
Total Net Sales	$43,688	$3,305	$3,391	$50,384

For the nine months ended September 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$83,845	$6,791	$867	$91,503
Cutting and Sharpening	42,734	3,593	10,717	57,044
Total Net Sales	$126,579	$10,384	$11,584	$148,547

For the nine months ended September 30, 2023

	United States	Canada	Europe	Total
First Aid and Medical	$81,293	$6,097	$1,007	$88,397
Cutting and Sharpening	46,450	4,841	9,871	61,162
Total Net Sales	$127,743	$10,938	$10,878	$149,559

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of September 30, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $22,059,000 and $13,165,000, excluding deferred financing costs of $41,000 and $60,000 respectively, under the Company’s revolving loan agreement with HSBC. The outstanding borrowings as of September 30, 2024 include amounts used to fund the acquisition of Elite First Aid, Inc. on May 23, 2024 (Note 13).

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of September 30, 2024 and December 31, 2023, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	September 30, 2024	December 31, 2023

Mortgage payable - HSBC Bank N.A.	$10,511	$10,823
Less debt issuance costs	(108)	(120)
	10,403	10,703
Less current maturities	433	419
Long-term mortgage payable less current maturities	$9,970	$10,284

During the three and nine months ended September 30, 2024, the Company issued a total of 16,921 and 61,729 shares of common stock, respectively, and received aggregate proceeds of $411,000 and $1,383,000, respectively, upon exercise of employee stock options. Also, during the three and nine months ended September 30, 2024, the Company issued 29,566 and 34,524 shares of common stock, respectively, to optionees who had elected a net share settlement of certain of their respective options.

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

Direct import sales are products sold by the Company’s Asian subsidiary, directly to major U.S. retailers, who take ownership of the products in Asia. These sales are completed by delivering products to the customers’ common carriers at the shipping points in Asia. Direct import sales are made in larger quantities than domestic sales, typically full containers. Direct import sales represented approximately 5% and 7% of the Company’s total net sales for the three and nine months ended September 30, 2024 compared to approximately 7% for the same periods in 2023.

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

The following table sets forth certain financial data by segment for the three and nine months ended September 30, 2024 and 2023:

Financial data by segment:

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales to external customers:	2024	2023	2024	2023
United States	$41,131	$43,688	$126,579	$127,743
Canada	3,287	3,305	10,384	10,938
Europe	3,748	3,391	11,584	10,878
Consolidated	$48,166	$50,384	$148,547	$149,559

Operating income:
United States	$2,809	$3,420	$10,681	$9,451
Canada	59	34	803	995
Europe	58	203	375	650
Consolidated	$2,926	$3,657	$11,859	$11,096

Interest expense, net	535	784	1,517	2,517
Other (income) expense, net	(17)	55	(90)	9
Consolidated income before income taxes	$2,408	$2,818	$10,432	$8,570

Assets by segment:

(in thousands)

	September 30,	December 31,
	2024	2023
United States	$144,634	$131,382
Canada	11,201	8,557
Europe	9,638	9,302
Consolidated	$165,473	$149,241

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $944,000 and $1,826,000 for the three and nine months ended September 30, 2024, respectively, compared to approximately $674,000 and $1,487,000 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was a total of $2,585,404 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Elite First Aid is recorded at its fair value of $500,000 which is recorded in other non-current liabilities on the condensed consolidated balance sheet as of September 30, 2024.

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

Operating lease cost was $0.5 million for the three months ended September 30, 2024, of which $0.1 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative expenses. Operating lease cost was $1.2 million for the nine months ended September 30, 2024, of which $0.4 million was included in cost of goods sold and $0.8 million was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	September 30, 2024	September 30, 2023
Operating lease cost	$454	$343
Operating lease - cash flow	$451	$369

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$240

	Nine Months Ended	Nine Months Ended
Operating cash flow information:	September 30, 2024	September 30, 2023
Operating lease cost	$1,182	$1,020
Operating lease - cash flow	$1,228	$1,062

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,818	$581

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term	4.0 years	2.0 years
Weighted-average discount rate	7%	5%

Future minimum lease payments under non-cancelable leases as of September 30, 2024:

2024 (remaining)	$485
2025	1,757
2026	1,070
2027	928
2028	962
Thereafter	357
Total future minimum lease payments	$5,559
Less: imputed interest	(652)
Present value of lease liabilities - current	1,550
Present value of lease liabilities - non-current	$3,357

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2024	2023
Customer rebates	$7,072	$5,721
Contingent liability - Safety Made	—	750
Contingent liability - Elite	500	—
Accrued compensation	3,076	2,585
Dividend payable	561	547
Income tax payable	527	363
Other	2,185	2,442
Total:	$13,921	$12,408

10. Cash, Cash Equivalents and Restricted Cash

(in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,702	$4,796
Restricted cash - current	-	750
Total cash, cash equivalents and restricted cash	$5,702	$5,546

During the nine months ended September 30, 2024, the Company paid the final $750,000 due upon the satisfaction of certain financial targets associated with the Safety Made acquisition.

11. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	September 30,		December 31,
	2024		2023
Tradename	$10,008		$10,008
Customer list	18,823		18,823
Non-compete	1,248		1,248
Patents	2,272		2,272
Elite First Aid Inc.	5,689	[1]	-
Subtotal	38,040		32,351
Less: Accumulated amortization	15,230		13,350
Intangible assets	$22,810		$19,001
Goodwill	$8,189		$8,189
Total:	$30,999		$27,190

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

1 - This amount is subject to change once the business valuation becomes final.

12. Inventories

Inventories consisted of (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$41,662	$39,316
Work in process	264	208
Materials and supplies	14,064	15,946
	$55,990	$55,470

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

13. Business Combination

On May 23, 2024, the Company acquired certain assets of Elite First Aid, Inc ("Elite First Aid"). Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

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

The Company has not disclosed separately the amount of revenue and earnings from the sales of Elite First Aid products since the acquisition on May 23, 2024 as these amounts were not material to the Company’s consolidated financial statements.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (v) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (vi) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (vii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates (viii) changes in client needs and consumer spending habits; (ix) currency fluctuations; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiv) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; ; and (xv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three months ended September 30, 2024 were $48,166,000 compared to $50,384,000 in the same period in 2023, a decrease of 4%. Excluding the impact of the Camillus and Cuda hunting and fishing product lines sold on November 1, 2023, sales for the third quarter of 2024 increased 4%, compared to the same period in 2023. Net sales for the nine months ended September 30, 2024 were $148,547,000 compared to $149,559,000 in the same period in 2023, a decrease of 1%. Excluding Camillus and Cuda, sales for the nine months ended September 30, 2024 increased 5% compared to the same period in 2023. These results reflect the fact that revenues and earnings of the Camillus and Cuda business historically have been seasonal, with the largest shipments occurring in the third quarter in connection with the hunting season, holiday sales and promotions. This disproportionately impacted the sales and earnings for the third quarter of 2024.

Net sales in the U.S. for the three months ended September 30, 2024 decreased 6% compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the third quarter of 2024 increased 3% compared to the same period of 2023. Net sales for the nine months ended September 30, 2024 decreased 1% compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the nine months ended September 30, 2024 increased 5% compared to the same period of 2023. The increase in net sales for the nine months ended September 30, 2024 was primarily related to market share gains in the craft channel, the kitchen sharpener market as well as first aid products.

Net sales in Canada for the three months ended September 30, 2024 decreased 1% in U.S. dollars but increased 2% in local currency compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the third quarter of 2024 increased 6% compared to the same period of 2023. Net sales for the nine months ended September 30, 2024 decreased 5% in U.S. dollars and 4% in local currency, compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the nine months ended September 30, 2024 were constant compared to the same period of 2023. Sales of first aid products were strong, however sales of school and office products declined due to a continuing soft economy.

European net sales for the three months ended September 30, 2024 increased 10% in both U.S. dollars and local currency compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the third quarter of 2024 increased 15% compared to the same period of 2023. Net sales for the nine months ended September 30, 2024 increased 6% in both U.S. dollars and local currency compared to the same period in 2023. Excluding the impact of Camillus and Cuda, net sales for the nine months ended September 30, 2024 increased 10% compared to the same period of 2023. The increases in net sales for the three and nine months ended September 30, 2024 was due to market share gains in the office channel.

Gross profit

Gross profit for the three months ended September 30, 2024 was $18,564,000 (38.5% of net sales) compared to $19,503,000 (38.7% of net sales) in the same period in 2023. Gross profit for the nine months ended September 30, 2024 was $58,587,000 (39.4% of net sales) compared to $55,807,000 (37.3% of net sales) in the same period in 2023. The increase in gross profit for the nine months ended September 30, 2024 was primarily due to productivity improvements in the Company's manufacturing and distribution facilities.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2024 were $15,638,000 (32.5% of net sales) compared with $15,846,000 (31.5% of net sales) in the same period in 2023, a decrease of $208,000. SG&A expenses for the nine months ended September 30, 2024 were $46,728,000 (31.5% of net sales) compared with $44,711,000 (29.9% of net sales) in the same period in 2023, an increase of $2,017,000. The increase in SG&A expenses for the nine months ended September 30, 2024 was primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended September 30, 2024 was $2,926,000 compared with $3,657,000 in the same period of 2023. Operating income for the nine months ended September 30, 2024 was $11,859,000 compared with $11,096,000 in the same period of 2023.

Operating income in the U.S. segment decreased by $611,000 for the three months ended September 30, 2024 compared to the same period in 2023. Operating income in the U.S. segment increased by $1,230,000 for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in operating income for the nine months ended September 30, 2024 was primarily due to productivity improvements at our manufacturing and distribution facilities.

Operating income in the Canadian segment increased by $25,000 for the three months ended September 30, 2024 compared to the same period in 2023. Operating income in the Canadian segment decreased $192,000 for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in operating income for the nine months ended September 30, 2024 were primarily due to lower net sales of school and office products.

Operating income in the European segment decreased by $145,000 and $275,000 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease in operating income for the three and nine months ended September 30, 2024 was primarily due to planned increases in headcount to support growth in the business.

Interest expense, net

Interest expense, net for the three months ended September 30, 2024 was $535,000 compared with $784,000 in the same period of 2023, a $249,000 decrease. Interest expense, net for the nine months ended September 30, 2024 was $1,517,000 compared with $2,517,000 in the same period of 2023, a $1,000,000 decrease. The decreases in interest expense for the three and nine months ended September 30, 2024 resulted from lower average outstanding borrowings.

Other (income) expense, net

Other income, net was $17,000 in the three months ended September 30, 2024 compared to other expense, net of $55,000 in the same period of 2023. Other income, net in the nine months ended September 30, 2024 was $90,000 compared to other expense, net of $9,000 in the same period of 2023.

Income taxes

The effective income tax rate for the three and nine months ended September 30, 2024 was 8% and 20% compared to 24% and 23% in the same periods of 2023. The lower effective income tax rate for the three and nine months ended September 30, 2024 was primarily due to excess tax benefits resulting from the exercise of stock options.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2024, working capital increased approximately $10.4 million. As a result of the acquisition of Elite First Aid, Inc., inventory increased approximately $0.5 million during the nine-month period. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at September 30, 2024 and December 31, 2023. Receivables increased approximately $5.1 million at September 30, 2024 compared to December 31, 2023. The average number of days sales outstanding in accounts receivable was 54 days at September 30, 2024 compared to 55 days at December 31, 2023. Accounts payable and other current liabilities decreased by approximately $4.1 million at September 30, 2024 compared to December 31, 2023.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2024	2023
Working capital	$76,380	$66,010
Current ratio	4.41	3.54
Long term debt to equity ratio	30.1%	23.9%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of September 30, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first nine months of 2024, total debt outstanding under the Company’s revolving credit facility increased by approximately $8.9 million, compared to total debt thereunder at December 31, 2023. As of September 30, 2024, $22,059,000 was outstanding and $42,941,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At September 30, 2024, there was approximately $10.5 million outstanding on the mortgage.

On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc ("Elite First Aid") for approximately $7.1 million, . Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2024 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2023, the Company’s information technology general controls (ITGCs) related to change management and logical controls were ineffective. The Company implemented changes to its Internal Controls Over Financial Reporting, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting, including:

● The Company has implemented database change management and auditing software;

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

Dated: November 8, 2024

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 8, 2024