Form 10-K
period 2024-12-31
ACME UNITED CORP
filed 2025-03-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $115,019,745.

Registrant had 3,754,498 shares of its $2.50 par value Common Stock outstanding as of February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 21, 2025 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part III.

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

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2024 were $194 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. In recent years, as a result of acquisitions, the amount of first aid and medical products produced in North America has been increasing substantially. The components for the first aid kits are sourced from both U.S. and international suppliers. The Company assembles its first aid kits at its facilities in the following locations:

•
Vancouver, WA,
•
Rocky Mount, NC,
•
Keene, NH
•
Laval, Canada

In addition, the Company has manufacturing facilities in the U.S. as follows:

•
La Vergne, TN - Spill Magic products
•
Santa Ana, CA - Spill Magic products
•
Marlborough, MA - DMT sharpening tools
•
Brooksville, FL - Med-Nap alcohol and benzalkonium chloride non-alcohol (BZK) wipes.

Recent Accomplishments and Initiatives

Quantitative Achievements

In 2024, the Company’s key financial accomplishments included the following:

•
Sales Growth – Continued strong average annual growth rate, 7% over ten years (2015 - 2024).
•
Strong Financial Position – In recent years the Company has significantly reduced bank debt to provide at December 31, 2024, approximately $47 million of availability under its $65 million credit facility. This strong liquidity will allow the Company to fund acquisitions and growth.
•
Dividend Increase - Increase in the quarterly dividend from $.02 per share in 2004 to $.15 per share in 2024 – an eight-fold increase.

Business and Operational Milestones and Achievements

•
Diversification of Product Lines – – During the past eight years, sales of first aid and medical products have grown to approximately 61% of total sales. As a result, we have broadened our customer and revenue base. In addition, our sales of school, home, craft and office products increased 10% in 2024, partly due to the introduction of new products.

•
First Aid Acquisition – On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc., a leading supplier of tactical, trauma and emergency response products. The Company successfully completed the integration of the assets and business in the fourth quarter of 2024.

•
Markets/Products– In 2024 we:

▪ Introduced first aid SmartCabinet 2.0 with patented RFID technology that automates the requisition process and helps end users to maintain OSHA compliance.

▪ Expanded in the craft market by providing advanced cutting tools which are used to create precise and unique designs.

▪ Expanded into the home and culinary markets with a wide variety of DMT sharpening tools, including versatile countertop pull-through sharpeners.

•
Cost Reduction Initiatives – In 2024, the Company implemented a variety of productivity enhancements across our manufacturing and distribution facilities, along with a reduction in SG&A expenses and other costs, leading to approximately $2 million in ongoing annual savings.

•
Capacity Expansion - In 2024, the Company installed a new storage racking system in our 340,000 square foot Rocky Mount, NC distribution center, resulting in a 30% capacity increase.

Principal Products

The Company markets and sells under two main product categories: i) first aid and medical; and ii) cutting and sharpening. The first aid and medical category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit®, Spill Magic®, First Aid Central®, Med-Nap, Safety Made and Elite brands). The cutting and sharpening categories include school, home and office products (Westcott® brand), and hardware, industrial and sporting goods products (Clauss® and DMT® brands).

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

Med-Nap

Med Nap, at our Brooksville facility, manufactures medical grade products, including alcohol prep pads and benzalkonium chloride antiseptic wipes. Med-Nap provides to the Company vertical integration advantages including shorter delivery times, lower total costs, and a U.S. source of supply during unprecedented healthcare challenges. The facilities offer a platform for future product expansion.

Safety Made

Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

Elite First Aid

Elite is a leading supplier of tactical, trauma and emergency response products.

CUTTING AND SHARPENING

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

Hardware, Industrial and Sporting Goods

Clauss

Clauss, with its roots dating back to 1877, offers a line of quality cutting tools for professionals in the hardware & industrial, floral, sewing and housewares channels. Many of the Clauss products are enhanced with the Company’s patented titanium and proprietary non-stick coatings. In 2021, Clauss was the first to innovate and apply industrial Carbide materials to steel cutting blades, significantly improving cutting performance and edge-retention for hardware applications.

DMT

Diamond Machining Technology (DMT) was founded in 1976 by aerospace engineers and is a leader in diamond tools for sharpening knives, scissors, chisels, skis, skates and many other edges. The DMT products use a proprietary process of finely dispersed diamonds bonded to the surfaces of sharpeners and are famous for providing diamond sharpeners with the flattest sharpening surface, greatest concentrated amount of diamonds and the highest quality diamonds per sharpener. In 2023, DMT launched a broad assortment of products that provide simple sharpening solutions to the consumer and create enthusiasm surrounding the sharpening category. The EdgeSharp product assortment features an entirely new line of sharpeners that are easy to use while providing a safe sharpening experience. Today, DMT continues to innovate its sharpening assortment with sharpening solutions for the home consumer while continuing to provide the very best in professional sharpening solutions. In 2024, we expanded into the home and culinary markets with a wide variety of tools, including versatile countertop pull-through sharpeners.

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

Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2024 was 8 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to mass market, e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and hardware chains. The Company also sells its products directly to consumers through its own websites. The Company had two customers in 2024 and 2023, respectively, that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 14% and 13% of consolidated net sales in 2024 and 14% and 12% in 2023.

Accounts Receivable

As of December 31, 2024, the Company had three customers each of which represented 10% or more of total trade receivables. Accounts receivables from these three customers were approximately 16%, 15%, and 11% of consolidated accounts receivable. As of December 31, 2023, the Company had three customers that individually represented 10% or more of total trade receivables, which accounted for 17%, 14%, and 14%.

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

Employees and Human Capital Considerations

The Company views its human capital as its most important asset. As of December 31, 2024, the Company employed 633 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and the Company is not aware of any material work force issues.

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

Compensation and Benefits

The Company is committed to providing market-competitive pay and benefits to attract and retain a skilled workforce.

The Company provides a range of benefits to its employees and their families, including medical and prescription drug, dental, vision and long-term disability coverage, as well as 401(k) savings and flexible spending accounts.

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

Changes in United States and foreign laws and policies governing international trade, export controls, manufacturing, and investment in the jurisdictions where we currently source or sell products, and any negative consequences resulting from such changes, could materially affect our business.

Over the last seven years, the United States has undertaken a series of actions to increase tariffs on certain goods imported into the United States. In response to prior tariffs, certain governments imposed retaliatory tariffs on various goods, and in response to new or increased United States tariffs, have threatened to similarly retaliate. Prior tariffs have increased the cost of certain of our products to customers, particularly products for the school and office markets that are manufactured for us in China. Historically, we have mitigated and will continue our efforts to mitigate the impact of tariffs by negotiations with suppliers and customers, passing price increases on to our customers, and diversifying our sources of products and materials. However, there can be no assurance that our mitigation actions will continue to be effective.

Specifically, the state of tariffs and other trade measures between the United States and China remains in flux. Starting in 2018, the United States and China engaged in an escalating imposition of tariffs and trade restrictions on each other’s products. The two countries signed a preliminary trade agreement in early 2020. However, in February 2025, the United States imposed additional tariffs on imports of Chinese-origin goods, and China announced retaliatory tariffs and additional trade restrictions on United States goods. In addition, in February 2025, the United States imposed new tariffs on Canada and Mexico and has threatened member countries of the European Union with tariffs. Canada and Mexico subsequently have announced retaliatory tariffs on certain U.S. goods.

The impact that these and any other trade measures will have on our business and financial results is difficult to predict, particularly because trade is a current focus of the new United States administration and it is not possible to know the amount, scope, and nature of any additional tariffs or other trade measures the United States will adopt and how trading partners will respond to the administration’s future and present actions.

Any new or continued trade disputes or increased tensions between the United States and other countries, and any governmental actions, including further increases of existing tariffs or the imposition of new tariffs, may continue to adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business results of operations and financial condition.

We expect to continue to experience inflationary pressure on our cost structure, and price increases may not be sufficient to offset cost increases or may result in sales volume declines.

Although inflation in the United States had been relatively low for many years, from 2021 to the present, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty as to whether the rise in inflation will continue and for how long. Increases in inflation raise the Company’s costs for labor, raw materials and services. Future market and competitive pressures may prohibit the Company from raising prices to offset increased raw material, or other product costs, including but not limited to packaging, direct labor, overhead, employee benefits, shipping costs, and other inflationary items, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations. Commencing in the first half of 2022, the Company was not able to fully pass these costs along to customers. In the future, we may continue to experience future inflationary pressure on our cost structure. We may be able to pass some or all of these cost increases to customers by increasing the selling prices of our products in the future; however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices sufficiently, there could be a negative impact on our results of operations and financial condition.

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

Our business has experienced significant historical growth both internally and through acquisitions through the years including through the acquisitions of Hawktree in 2023 and Elite First Aid in 2024. We expect our business to continue to grow organically and seek to grow through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

Sales of our products are primarily concentrated in a few major customers including commercial retailers, office product superstores, and mass market distributors. The Company had two customers in 2024 and 2023, that individually exceeded 10% of consolidated net sales. Net sales to those customers were approximately 14% and 13% in 2024 and 14% and 12% in 2023, respectively. The Company had three customers in 2024 that individually exceeded 10% of consolidated accounts receivable. Accounts receivable to those customers were approximately 16%, 15%, and 11%. In 2023, the Company had receivables to these customers of approximately 17%, 14%, and 14%, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

Although the Company has recently reduced its indebtedness, we continue to borrow under our bank line of credit, which could adversely affect our financial condition and ability to operate our business.

As of December 31, 2024, excluding net deferred financing costs of $34,983, $17,640,550 was outstanding and $47,359,450 was available for borrowing under the Company’s revolving credit facility. The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. of which $10,409,797 was outstanding as of December 31, 2024. Our indebtedness if it were to increase substantially, combined with our other financial obligations and contractual commitments, could have significant consequences for our business. For example, it could:

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A. which presently bears interest at SOFR + 1.70%. The economy has been experiencing inflation since 2021. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Interest rates may remain at the current high levels or continue to increase. Increases in interest rates have increased our interest costs on our variable-rate debt as well as any future fixed rate debt. Any additional increase in the interest which we pay would reduce our cash available for working capital, acquisitions, and other uses.

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

In connection with the preparation of our annual report for the year ended December 31, 2024, we identified a material weakness related to the Company’s information technology general controls (ITGCs). A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As reported in this annual report, the material weakness identified as a result of ITGCs that were not designed and operating effectively related to logical security and privileged access management for a financially relevant system. In response to the material weakness, the Company removed the privileged access and will further limit users with privileged access as discussed in Item 9A, Controls and Procedures, in this Annual Report. The actions deemed taken are subject to continued review, supported by monitoring and testing by management as well as audit committee oversight. If our remedial measures are insufficient to address the material weakness or if another material weakness or significant deficiencies in our internal control are discovered or occur in the future, our ability to report our financial condition and results of operations in a timely and accurate manner may be materially adversely affected and investor confidence in the Company may be negatively impacted.

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

As a U.S. based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. may not be taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted.

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

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. In particular, the Chinese Renminbi has fluctuated against the U.S. Dollar. If the Chinese Renminbi increases with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases.

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

Uncertainty in the global economy could adversely affect our customers and our suppliers and businesses such as ours. In addition, any uncertainty could have a variety of negative effects on the Company, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

Risks Related to Our Common Stock

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase programs.

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under applicable law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our stockholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease. At December 31, 2024, a total of 160,365 shares may be purchased in the future under the repurchase program which the Company announced in 2019.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 3,289,572 shares of our common stock held by non-affiliates as of December 31, 2024. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

We partner with third party specialists in the role of Virtual Information Security Officer (VISO), with biweekly meetings to review current state, develop security strategies, access risk management, and develop policies and procedures over our information security program. Our cybersecurity risk management program utilizes the National Institute of Standards and Technology (“NIST”) 800-37 framework as a foundation, to align with our entity size, risk profile, and industry best practices. We believe that leveraging the NIST framework as a foundation ensures a balanced approach for minimizing vulnerabilities while maintaining operational efficiency. We maintain a comprehensive incident response plan with clearly defined roles and responsibilities. In the event of an incident, the plan prescribes notification procedures, containment measures, eradication steps, and recovery processes. Based on Cybersecurity Infrastructure Security Agency (CISA) modeling, we conduct annual Tabletop exercises with the help of third party specialists. Our Tabletop exercises include cybersecurity-based scenarios that incorporate various cyber threat categories including ransomware, insider threats, phishing, and physical disasters. Additionally, as in prior years, in 2025 we will perform vulnerability assessments and penetration testing through third party providers for an objective assessment. In 2024, we initiated a data governance program aimed at securing enterprise data through internal processes, defined roles, metrics, & compliance standards. In the 1st quarter of 2025, we expect to complete the implementation of a robust Privileged Access Management (PAM) solution, an identity security solution that helps protect against cyberthreats through monitoring, detecting, and preventing unauthorized privileged access to critical resources.

The Risk Management, Strategy and Incident Response described above applies to our North American and Asian operations. Our German operations have similar risk management and strategy, which in 2025 they plan to further develop and strengthen.

Third-Party Service Providers

We consider security related factors when choosing and working with third-party providers and have established processes to oversee and manage risks associated with third-party service providers. We require providers to share their security reports (System and Organization Controls (SOC 1 and SOC 2) prior to initial engagement and ongoing on an annual basis. We believe that the review of such reports helps us minimize the risk of data breaches or other problems resulting due to our third-party relationships, especially with software-as-a-service (“SaaS”) providers. In line with internal processes, access to internal resources by third-party consultants is subject to Privileged Access Management (PAM). We apply the principles of zero trust, wherein privileges are granted to only that which is required, restricting unauthorized access.

Reporting

We have a communication process for incidents based on their severity as outlined in our incident response plan and pursuant to various regulatory and contractual obligations. When a high risk incident or potential high risk incident is detected by our Security Operation Center or otherwise, executive leadership is immediately informed. The cybersecurity audit group is notified, and the Chief Information Officer, in consultation with our Security Operation Center submits a detailed report to senior management. For moderate risk incidents, there is prompt notification, and a detailed report would be prepared and submitted. If a cybersecurity incident is deemed material, it will be reported promptly under SEC rules.

Management and Board of Director Oversight of Cybersecurity Threats

The Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Information Officer that comprise our cybersecurity audit group, as well as the Board of Directors has responsibility for the oversight of cybersecurity threats and incidents and reviews the Company’s programs and policies no less than three times annually. The Company’s Chief Information Officer has specific tactical & strategic responsibilities in overseeing technology infrastructure and cybersecurity.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC Vancouver, WA Brooksville, FL	340,000 53,000 42,460	Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution Warehousing, manufacturing and distribution
Keene, NH	11,000	Warehousing, manufacturing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	481,460
Leased
Shelton, CT	34,200	Administrative
Bentonville, AK	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	20,000	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	42,860	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	203,460

Total:	684,920

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. During the twelve months ended December 31, 2024, the Company did not repurchase any of its shares of Common Stock. As of December 31, 2024, a total of 160,365 shares may be purchased under the repurchase program announced in 2019. The 2019 program does not have an expiration date.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates by the United States and retaliatory actions by other governments; (iv) the continuing adverse impact of inflation, including product costs, and interest rates; (v) potential adverse effects on the Company, its customers, and suppliers resulting from the conflicts in Ukraine and the Middle East; (vi) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, or otherwise, including trucker shortages, port closures and delays, and delays with container ships themselves; (vii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (viii) currency fluctuations; (ix) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (x) changes in client needs and consumer spending habits; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in this Annual Report on Form 10-K for the fiscal year December 31, 2024 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Results of Operations 2024 Compared with 2023

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net Sales

In 2024, sales increased by $2,989,044, or 2%, to $194,489,991 compared to $191,500,947 in 2023. Excluding the impact of the hunting and fishing product lines sold on November 1, 2023, net sales for 2024 increased 6% compared to 2023.

The U.S. segment sales increased by 2% in 2024 compared to 2023. Excluding Camillus and Cuda, net sales for the year ended December 31, 2024 increased 7% compared to the same period in 2023. The sales increase for the year was due to market share gains across multiple product lines.

European net sales for the year ended December 31, 2024, increased 5% in both U.S. dollars and local currency, compared with the same period in 2023. Excluding Camillus and Cuda, net sales for the year ended December 31, 2024 increased 8% compared to the same period in 2023 due to market share gains in the office channel.

Net sales in Canada for the year ended December 31, 2024, decreased 5% in U.S. dollars (3% in local currency) compared to the same period in 2023. Excluding Camillus and Cuda, net sales for the year ended December 31, 2024 increased 1% compared to the same period in 2023. Sales of first aid products were strong, however sales of school and office products continued to be adversely impacted by a soft economy.

Gross Profit

Gross profit was $76,350,824 (39.3% of net sales) in 2024 compared to $72,210,235 (37.7% of net sales) in 2023. The increase was primarily due to productivity improvements in the Company's manufacturing and distribution facilities.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $62,210,882 in 2024 compared with $59,021,618 in 2023, an increase of $3,189,264, or 5.4%. SG&A expenses were 32.0% of net sales in 2024 compared to 30.8% in 2023. The increase in SG&A expenses was primarily due to higher personnel related costs.

Operating Income

Operating income was $14,139,942 in 2024 compared with $13,188,617 in 2023, an increase of $951,325.

Operating income in the U.S. segment increased in 2024 by approximately $1,768,000 compared to 2023, primarily due to productivity improvements in the Company's manufacturing and distribution facilities.

Operating income in the European segment decreased by $648,000 compared to 2023 primarily due to planned increases in headcount to support growth in the business.

Operating income in Canada decreased in 2024 by approximately $168,000 compared to 2023. The decrease in operating income was primarily due to lower net sales of school and office products.

Interest Expense, net

Net interest expense for 2024 was $1,942,643 compared with $2,977,164 for 2023, a decrease of $1,034,521. The decrease in net interest expense resulted from a lower average debt outstanding under the revolving loan agreement of approximately $16 million.

Total Other Income, net

Total other income, net was $95,110 in 2024 compared to $12,523,151 in 2023. The decrease in total other income, net was due to the gain on the sale of the Camillus and Cuda business in 2023. The pre-tax gain was approximately $12,564,153.

Income Tax Expense

Income tax expense was $2,270,058 in 2024, resulting in an effective tax rate of 18% compared to $4,941,444 in 2023, an effective tax rate of 22%. The lower effective tax rate in 2024 was due to a higher proportion of earnings in jurisdictions with a lower tax rate. Also in 2024, the Company recorded a tax credit of approximately $600,000 related to employee exercise of stock options, compared to $385,000 in 2023.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2024.

Liquidity and Capital Resources

During 2024, working capital increased by approximately $6.6 million compared to December 31, 2023. Inventory increased by approximately $0.8 million, or 1%. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at December 31, 2024 as compared to 2.1 at December 31, 2023. The reserve for slow moving and obsolete inventory was $1,254,121 at December 31, 2024 compared to $1,338,211 at December 31, 2023. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2025. Receivables increased by approximately $2.0 million at December 31, 2024 compared to December 31, 2023. The average number of days sales outstanding in accounts receivable was 54 days in 2024 compared to 55 days in 2023.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate that ranges from SOFR +1.70% up to a high of SOFR + 2.45% on a basis that varies quarterly with the funded debt to EBITDA ratio. The current interest rate is SOFR plus 1.70%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of December 31, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

At December 31, 2024, total debt outstanding under the Company’s revolving credit facility increased by approximately $4.5 million compared to total debt outstanding at December 31, 2023. As of December 31, 2024, $17,640,550 was outstanding, and $47,359,450 was available for borrowing under the Company’s revolving credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. The outstanding principal on December 31, 2024, was $10,409,797.

On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc ("Elite First Aid") for approximately $7.1 million. Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

On November 1, 2023, the Company sold the assets of its Camillus Cutlery and Cuda business lines (the “Business”) to GSM Holdings, Inc., a Delaware corporation (“GSM Holdings”), pursuant to an Asset Purchase Agreement entered into on the same date. The purchase price for the assets was $19.8 million. At closing, GSM Holdings paid $18.3 million to the Company; the balance of the purchase price, $1.5 million, was subject to a 12-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The Company received payment of the $1.5 million in November 2024. The divestiture resulted in a gain of $12.6 million, which was recorded within Other Income, Net in the consolidated statements of operations. The gain, net of tax, was approximately $9.6 million. Sales of Camillus and Cuda products represented approximately 6% of the total net sales in 2023.

Capital expenditures during 2024 and 2023 were $7,148,648 and $4,673,717, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued Accounting Standards

Standards not yet Adopted

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

Standards Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As part of this Annual Report, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 10 to our consolidated financial statements herein for further details regarding this adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
Net sales	$194,489,991	$191,500,947
Cost of goods sold	118,139,167	119,290,712

Gross profit	76,350,824	72,210,235

Selling, general and administrative expenses	62,210,882	59,021,618
Operating income	14,139,942	13,188,617

Non-operating items:
Interest:
Interest expense	(2,083,323)	(3,096,481)
Interest income	140,680	119,317
Interest expense, net	(1,942,643)	(2,977,164)
Gain on sale of business	—	12,564,153
Other income (expense), net	95,110	(41,002)
Total other income, net	95,110	12,523,151
Income before income tax expense	12,292,409	22,734,604
Income tax expense	2,270,058	4,941,444
Net income	$10,022,351	$17,793,160

Earnings per share:
Basic	$2.71	$4.98
Diluted	$2.45	$4.86

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2024	2023
Net income	$10,022,351	$17,793,160
Other comprehensive (loss) income
Foreign currency translation	(1,045,555)	382,312
Comprehensive income	$8,976,796	$18,175,472

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,398,692	$4,795,953
Accounts receivable, less allowance for credit losses of $493,705 and $567,015 as of December 31, 2024 and 2023, respectively	28,236,177	26,234,421
Inventories	56,254,383	55,469,992
Prepaid expenses and other current assets	4,571,230	4,773,464
Restricted cash	-	750,000
Total current assets	95,460,482	92,023,830

Property, plant and equipment:
Land	2,687,669	2,387,093
Buildings and building improvements	20,506,081	17,501,583
Machinery and equipment	37,367,957	34,704,536
Total property, plant and equipment	60,561,707	54,593,212
Less: accumulated depreciation	28,908,379	26,568,275
Net property, plant and equipment	31,653,328	28,024,937

Intangible assets, less accumulated amortization	20,323,031	19,001,448
Goodwill	9,907,657	8,188,829
Operating lease right-of-use asset, net	4,826,088	2,002,272
Total assets	$162,170,586	$149,241,316

LIABILITIES
Current liabilities:
Accounts payable	$9,004,876	$12,101,735
Operating lease liability - current portion	1,564,243	1,098,942
Current portion of mortgage payable	436,949	419,309
Other accrued liabilities	11,865,533	12,391,998
Total current liabilities	22,871,601	26,011,984
Long-term debt	17,605,567	13,104,691
Mortgage payable, net of current portion	9,868,167	10,283,988
Operating lease liability - non-current portion	3,366,605	1,026,351
Deferred income taxes	1,464,656	899,344
Other non-current liabilities	13,355	16,274
Total liabilities	55,189,951	51,342,632

Commitments and contingencies (see note 17)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: 5,299,370 shares issued and 3,754,498 shares outstanding in 2024; 5,190,072 shares issued and 3,645,200 shares outstanding in 2023	13,248,415	12,966,178
Treasury stock, at cost, 1,544,872 shares in 2024 and 2023	(15,995,622)	(15,995,622)
Additional paid-in capital	17,981,156	15,917,781
Accumulated other comprehensive loss	(2,751,142)	(1,705,587)
Retained earnings	94,497,828	86,715,934
Total stockholders' equity	106,980,635	97,898,684
Total liabilities and stockholders' equity	$162,170,586	$149,241,316

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2022	3,538,179	$12,698,624	$(15,995,622)	$13,447,797	$(2,087,899)	$70,967,232	$79,030,132
Net income						17,793,160	17,793,160
Other comprehensive income					382,312		382,312
Stock compensation expense				1,940,443			1,940,443
Distribution to stockholders ($0.57 per common share)						(2,044,458)	(2,044,458)
Issuance of common stock	86,765	216,914		1,235,606			1,452,520
Cash settlement of stock options				(292,152)			(292,152)
Net share settlement of stock options	20,256	50,640		(413,913)			(363,273)
Balances, December 31, 2023	3,645,200	12,966,178	(15,995,622)	15,917,781	(1,705,587)	86,715,934	97,898,684
Net income						10,022,351	10,022,351
Other comprehensive loss					(1,045,555)		(1,045,555)
Stock compensation expense				2,183,001			2,183,001
Distribution to stockholders ($0.60 per common share)						(2,240,457)	(2,240,457)
Issuance of common stock	71,354	187,377		1,433,860			1,621,237
Cash settlement of stock options				(415,900)			(415,900)
Net share settlement of stock options	37,944	94,860		(1,137,586)			(1,042,726)
Balances, December 31, 2024	3,754,498	$13,248,415	$(15,995,622)	$17,981,156	$(2,751,142)	$94,497,828	$106,980,635

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
Operating activities:
Net income	$10,022,351	$17,793,160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,500,876	2,956,513
Amortization of intangible assets	2,568,349	2,111,078
Stock compensation expense	2,183,001	1,940,443
Deferred income taxes	565,312	594,059
Non-cash lease adjustment	(40,373)	(57,648)
Provision for excess and obsolete inventory	-	171,476
Provision for credit losses	393,945	(129,219)
Amortization of deferred financing costs	39,738	39,405
Change in earnout liability	24,481	170,000
Gain on sale of business, net of tax of $2,907,000	-	(9,644,000)
Changes in operating assets and liabilities
Accounts receivable	(2,459,450)	6,329,398
Inventories	(329,896)	3,648,679
Prepaid expenses and other current assets	(704,417)	(950,338)
Accounts payable	(2,981,506)	1,552,352
Other accrued liabilities	(807,171)	2,374,137
Total adjustments	1,952,889	11,106,335
Net cash provided by operating activities	11,975,240	28,899,495

Investing activities:
Purchase of property, plant and equipment	(7,148,648)	(4,673,717)
Purchase of intellectual property	-	(301,736)
Proceeds from sale of business, net of related costs	1,100,000	13,152,613
Acquisition of Safety Made	(750,000)	(750,000)
Acquisition of Elite First Aid	(6,140,519)	-
Net cash (used in) provided by investing activities	(12,939,167)	7,427,160

Financing activities:
Net borrowings (repayments) of long-term debt	4,476,192	(36,835,642)
Repayments on mortgage	(413,235)	(409,624)
Distributions to stockholders	(2,221,924)	(1,993,049)
Cash settlement of stock options	(415,900)	(292,152)
Tax paid on net share settlement of stock options	(1,042,726)	(363,273)
Issuance of common stock	1,621,237	1,452,520
Net cash provided by (used in) financing activities	2,003,644	(38,441,220)
Effect of exchange rate changes	(186,979)	60,110
Net increase (decrease) in cash and cash equivalents and restricted cash	852,738	(2,054,455)
Cash, cash equivalents and restricted cash at beginning of year	5,545,954	7,600,409
Cash, cash equivalents and restricted cash at end of year	$6,398,692	$5,545,954

Supplemental cash flow information:
Cash paid for income taxes	$2,248,217	$5,771,876
Cash paid for interest expense	$1,903,301	$3,179,184
Non-cash investing activities
Safety Made acquisition contingent consideration	$-	$750,000
Elite First Aid acquisition contingent consideration and holdback	$1,000,000	$-
Non-cash financing activities
Dividends accrued not paid	$563,175	$546,710

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

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other income (expense), net were foreign currency transaction gains of $79,088 in 2024 and transaction losses of $39,410 in 2023.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – The Company provides an allowance for expected credit losses based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for expected credit losses represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write-offs has been negligible. Accounts receivable are shown less an allowance for expected credit losses of $493,705 at December 31, 2024 and $567,015 at December 31, 2023. As of January 1, 2023, accounts receivable, less an allowance for credit losses was $32,603,463.

Allowance for Credit Losses	2024	2023
Beginning balance	$567,015	$1,060,812
Provision for credit losses	393,945	(129,219)
Write-offs	(467,255)	(364,578)
Recoveries collected	-	-
Ending balance	$493,705	$567,015

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method for our cutting products. Cost for our first aid and medical products is computed using standard cost, which approximates actual cost on a first in, first out basis.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives of these assets are as follows: buildings and building improvements useful lives range from 10 to 39 years; machinery and equipment useful lives range from 3 to 10 years. The Company tests its property, plant and equipment whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2024 and 2023, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period for intangible assets acquired during the year ended December 31, 2024 was 13 years. The Company periodically reviews the values recorded for finite lived intangible assets whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2024 and 2023, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The Company annually reviews goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2024 and 2023, the Company assessed the recoverability of its intangible assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets.

Contingent Consideration - As part of the acquisition of Safety Made, $1.5 million of the purchase price was placed in escrow to be paid to the sellers, contingent on the acquired business meeting certain revenue milestones over a two-year period, commencing on the date of the acquisition. The fair value of the contingent liability at each reporting date is based on certain estimates and judgments made by management. Those estimates are made from the most relevant data available at that time and include historical data and future projections. On June 1, 2024, the Escrow Agent disbursed to the Seller the second and final payment of $750,000, as determined by the calculation outlined in the purchase agreement. As part of the acquisition of Elite First Aid, Inc., $500,000 of the purchase price was heldback, to be paid to the sellers, contingent on the acquired business meeting certain revenue milestones during any consecutive 12-month period from May 31, 2024 to December 31, 2025.

Deferred Income Taxes – Deferred income taxes are provided for the differences between the financial statement and tax bases of assets and liabilities, and on operating loss carryovers, using tax rates in effect in years in which the differences are expected to reverse.

Fair Value of Financial Instruments - The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Significant inputs to the valuation model are unobservable.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. Level 3 inputs are applied in determining the fair value of our mortgage payable and long-term debt as disclosed in Note 8.

Financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities are considered Level 1 in fair value hierarchy. The amounts reported on the consolidated balance sheets for these financial instruments approximate their fair value due to their relatively short maturities and prevailing interest rates.

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

Revenue Recognition – The Company's revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). For its contracts with customers, the Company identifies the performance obligations (goods or services), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is transferred to the customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the contractual terms of each customer, revenue is recognized either at the time of shipment or upon delivery. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Customer rebates and incentives are earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue. Refer to Note 9 – Revenue from Contracts with Customers, for a more detailed discussion.

Shipping Costs – The costs of shipping product to the Company’s customers ($8,400,878 in 2024 and $8,638,865 in 2023) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,508,685 in 2024 and $1,817,783 in 2023) are included in selling, general and administrative expenses.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2024 and 2023, that individually exceeded 10% of consolidated net sales. Net sales to these customers were approximately 14% and 13% of consolidated net sales in 2024 and 14% and 12% in 2023. The Company maintains cash balances across multiple financial institutions that are highly rated and considered to have strong creditworthiness. Management believes that the Company is not subject to significant risk of cash concentration.

Recently Issued Accounting Standards

Standards not yet Adopted

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

Standards Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends ASC 280. The intent of ASU 2023-07 is to improve the disclosures around a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring entities to disclose on an annual and interim basis: (i) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss and (ii) an amount for other segment items by reportable segment and a description of its composition, which represents the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. Furthermore, entities will be required to: (i) provide all annual disclosures about a segment’s profit or loss and assets currently required under ASC 280 on an interim basis as well, (ii) clarify that an entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, and (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As part of this Annual Report, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 10 herein for further details regarding this adoption.

3. Inventories

Inventories consisted of:

	December 31,
	2024	2023
Finished goods	$40,074,026	$39,315,594
Work in process	247,260	208,212
Materials and supplies	15,933,097	15,946,186
Inventories:	$56,254,383	$55,469,992

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,254,121 as of December 31, 2024 and $1,338,211 as of December 31, 2023.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2024	2023
Tradename	$11,267,698	$10,007,698
Customer List	21,114,198	18,824,198
Non-Compete	1,667,536	1,247,536
Patents	2,271,980	2,271,980
Subtotal	$36,321,412	$32,351,412
Less: Accumulated Amortization	15,918,312	13,349,964
Translation Adjustments	(80,069)	-
Intangible Assets	$20,323,031	$19,001,448
Goodwill	$9,907,657	$8,188,829
Total:	$30,230,688	$27,190,277

Amortization expense for intangible assets for the years ended December 31, 2024 and 2023 were $2,568,349 and $2,111,078, respectively. The estimated aggregate amortization expense for each of the next five years, calculated on a similar basis, is as follows: 2025 - $2,431,597; 2026 - $2,033,725; 2027 - $1,705,356; 2028 - $1,588,689; and 2029 - $1,518,055.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2024	2023
Customer Rebates	$5,872,181	$5,720,898
Contingent Liability - Safety Made	—	750,000
Contingent Liability - Elite	500,000	—
Accrued Compensation	2,388,504	2,585,124
Dividend Payable	563,175	546,710
Income Taxes Payable	230,396	362,741
Other	2,324,632	2,442,799
Total:	$11,878,888	$12,408,272

6. Profit Sharing

The Company has a qualified 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2024 and 2023, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $415,530 in 2024 and $428,047 in 2023.

7. Income Taxes

The amounts of income tax expense reflected in operations is as follows:

	2024	2023
Current:
Federal	$1,045,995	$3,405,403
State	175,507	397,174
Foreign	537,654	544,251
Total:	$1,759,156	$4,346,828

Deferred:
Federal	$480,188	$554,763
State	30,714	39,853
Total:	510,902	594,616
Total Income Tax Expense:	$2,270,058	$4,941,444

A summary of United States and foreign income before income taxes follows:

	2024	2023
United States	$9,225,285	$18,984,939
Foreign	3,067,124	3,749,665
Total:	$12,292,409	$22,734,604

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

The following schedule reconciles the amounts of income taxes computed at the United States statutory rates to the actual amounts reported in operations:

	2024	2023
Federal income taxes at 21% statutory rate	$2,531,261	$4,774,267
State and local taxes, net of federal income tax effect	144,938	612,818
Stock options	(600,969)	(385,601)
Permanent items	251,518	183,139
Foreign tax rate difference	(56,690)	(243,179)
Provision for income taxes:	$2,270,058	$4,941,444

The following summarizes deferred income tax assets and liabilities:

	2024	2023
Deferred income tax liabilities:
Property, plant and equipment	$2,620,900	$2,328,345
Intangible assets	1,487,297	1,336,996
Other	887,074	609,817
Total deferred tax liabilities	4,995,271	4,275,158

Deferred income tax assets:
Net operating loss carryover	915,122	930,000
Stock compensation	2,011,200	1,964,332
Asset valuations	1,317,965	852,308
Other	201,450	559,174
Total deferred tax assets	4,445,737	4,305,814
Less: valuation allowance	(915,122)	(930,000)
Total deferred tax assets, net	3,530,615	3,375,814
Net deferred income tax liability:	$1,464,656	$899,344

The gross amount of the net operating loss available as of December 31, 2024 and 2023, with the net operating loss applying to foreign locations, is $3,050,406 and $3,100,000, respectively. These net operating loss carry forwards do not have an expiration date.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2021, state and local examinations for year before 2020 and foreign examinations before 2021. The Company evaluated its tax positions for each year which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary.

The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2021 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2024.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary of approximately $0.9 million, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage related to the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate that ranges from Secured Overnight Financing Rate (SOFR) +1.70% up to a high of SOFR + 2.35% on a basis that varies quarterly with the funded debt to EBITDA ratio. The current interest rate is SOFR plus 1.70%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of December 31, 2024, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of December 31, 2024, $17,640,550, excluding net deferred financing cost of $34,983, was outstanding and $47,359,450 was available for borrowing under the Company’s revolving loan agreement.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. Long-term debt associated with the mortgage consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Mortgage payable - HSBC Bank N.A.	$10,409,797	$10,823,033
Less debt issuance costs	(104,681)	(119,736)
	10,305,116	10,703,297
Less current maturities	436,949	419,309
Long-term mortgage payable less current maturities	$9,868,167	$10,283,988

Minimum annual mortgage payments are due as follows: 2025 - $436,949; 2026 - $454,112; 2027 - $471,949; 2028 - $489,510; 2029 - $509,713 and thereafter - $8,047,570.

As of December 31, 2024, the Company has pledged certain assets as collateral for its debt obligations under its revolving loan agreement with HSBC. The collateral consists of all inventory, property, plant, equipment, and accounts receivable. The Company believes that the collateral provided is sufficient to secure the related debt.

The carrying value of the Company’s bank debt is a reasonable estimate of fair value, which uses Level 3 inputs, because of the nature of its payment terms and maturity.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the years ended December 31, 2024 and 2023, the Company did not repurchase any shares of its Common Stock. As of December 31, 2024, a total of 160,365 shares may be purchased in the future under the repurchase program.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2024

(amounts in 000's)

	United States	Canada	Europe	Total
First Aid and Safety	$109,142	$8,890	$1,244	$119,276
Cutting and Sharpening	57,010	4,371	13,833	75,214
Total Net Sales	$166,152	$13,261	$15,077	$194,490

For the twelve months ended December 31, 2023
	United States	Canada	Europe	Total
First Aid and Safety	$104,932	$8,160	$1,369	$114,461
Cutting and Sharpening	58,273	5,731	13,036	77,040
Total Net Sales	$163,205	$13,891	$14,405	$191,501

10. Segment Information

The Company aligns its businesses into three reportable business segments based on geographical location. This segment structure reflects (i) the manner in which the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, regularly assesses information for decision-making purposes, including the allocation of resources, and (ii) how the Company operates its businesses, assesses performance, and communicates results and strategy, among other items, to the Board and its stockholders.

The Company’s reportable business segments consist of: (1) United States; (2) Canada; and (3) Europe. As described below, the activities of the Company’s Asian operations are closely linked to those of the U.S. operations; accordingly, the Company’s CODM reviews the financial results of both on a consolidated basis, and the results of the Asian operations have been aggregated with the results of the United States operations to form one reportable segment called the “United States segment” or “U.S. segment”. Each reportable segment derives its revenue from the sales of i) first aid and medical products and ii) cutting and sharpening tools to school, home, office, hardware, sporting and industrial markets.

The Company's CODM evaluates the performance of each operating segment based on segment revenues and operating income. Segment revenues are defined as total revenues, excluding inter-segment revenue. Segment operating earnings are defined as segment revenues, less cost of goods sold and operating expenses. Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable business segment.

The following table sets forth certain financial data by segment for the years ended December 31, 2024 and 2023:

Financial data by segment:

(000’s omitted)

For the twelve months ended December 31, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$166,152	$13,261	$15,077	$194,490
Less: Segment cost of sales	100,092	8,294	9,753	118,139
Less: Segment selling, general, and administrative expenses	52,815	4,269	5,127	62,211
Segment operating income	$13,245	$698	$197	$14,140
Interest expense				(2,083)
Interest income				141
Other income, net				95
Income before income taxes				$12,293
Assets	143,538	9,677	8,956	162,171
Additions to property, plant and equipment	6,866	197	85	7,148
Depreciation and amortization	5,663	350	56	6,069

For the twelve months ended December 31, 2023
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$163,205	$13,891	$14,405	$191,501
Less: Segment cost of sales	101,531	8,407	9,353	119,291
Less: Segment selling, general, and administrative expenses	50,198	4,618	4,206	59,022
Segment operating income	$11,477	$866	$845	$13,188
Interest expense				(3,096)
Interest income				119
Gain on sale of business				12,564
Other (expense), net				(41)
Income before income taxes				$22,734
Assets	131,382	8,557	9,302	149,241
Additions to property, plant and equipment	4,626	—	47	4,673
Depreciation and amortization	4,833	102	76	5,011

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

(000’s omitted)

Revenues	2024	2023
United States	$165,080	$162,070
International:
Canada	13,261	13,891
Europe	15,077	14,405
Other	1,072	1,135
Total International	$29,410	$29,431
Total Revenues	$194,490	$191,501

The table below presents long-lived assets by geographic area. Long-lived assets are attributed to countries based on location of the asset.

(000’s omitted)

Long-lived assets	2024	2023
United States	$62,499	$55,006
International:
Canada	3,814	1,691
Europe	266	252
Other	130	268
Total International	$4,210	$2,211

Total Long-lived assets	$66,709	$57,217

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

The 2022 Employee Plan, which was approved by the stockholders of the Company at the April 20, 2022, Annual Meeting, provides for the issuance of incentive and non-qualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2022 Employee Plan. Options granted under the 2022 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2024, the number of shares available for grant under the 2022 Employee Plan is 186,375. Under the terms of the 2022 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

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

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grants under the plan or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected non-salaried Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. The 2017 Director Plan provides that the Board of Directors has the authority to increase or decrease the number of shares of Common Stock which are the subject of the annual or initial option grants to directors. No options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2024, there were 37,500 shares available for grant under the 2017 Director Plan.

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

The Company’s stock option plans for both employees and directors permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the

Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2024 and 2023, the Company paid a total of approximately $415,900 and $292,153 respectively, to optionees who had elected a net cash settlement of their respective share options. In 2024 and 2023, the Company issued 37,944 and 20,256 shares, respectively, to optionees who had elected a net share settlement.

A summary of changes in options issued under the Company’s stock option plans follows:

	2024	2023
Options outstanding at the beginning of the year	1,598,761	1,617,672
Options granted	37,500	163,500
Options forfeited	(10,500)	(6,938)
Options exercised	(222,671)	(175,473)
Options outstanding at the end of the year	1,403,090	1,598,761
Options exercisable at the end of the year	1,126,972	1,138,706
Common stock available for future grants at the end of the year	223,875	3,250
Weighted average exercise price per share:
Granted	$38.26	$30.47
Forfeited	31.63	20.68
Exercised	21.87	16.95
Outstanding	27.82	26.77
Exercisable	26.61	24.82

A summary of options outstanding as December 31, 2024 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.23 to $22.86	338,454	3	$21.48	338,454	$21.48
$22.87 to $24.03	304,637	4	23.46	304,637	23.46
$24.04 to $29.91	286,374	5	27.00	220,499	26.30
$29.92 to $38.09	225,875	8	31.56	93,505	32.85
$38.10 to $39.56	247,750	7	39.38	169,877	39.47
	1,403,090			1,126,972

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

The assumptions used to value option grants for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Expected life in years	7	7
Interest rate	3.85%	4.17%
Volatility	0.455	0.422
Dividend yield	1.5%	1.8%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 were $2,183,001 and $1,940,443, respectively. At December 31, 2024, there was approximately $2,222,084 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2024, the remaining unamortized expense is expected to be recognized over a weighted average period of 2 years.

The weighted average fair value at the date of grant for options granted during 2024 and 2023 was $17.16 and $12.65 per option, respectively. The aggregate intrinsic value of outstanding options was $13,865,264 and $25,727,340 at December 31, 2024 and 2023, respectively. The aggregate intrinsic value of exercisable options was $12,455,936 and $20,536,948 at December 31, 2024 and 2023, respectively. The aggregate intrinsic value of options exercised during 2024 and 2023 was $4,430,260 and $2,646,835, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2024 and 2023 follows:

For the twelve months ended December 31, 2024
	Number of Awards	Weighted Average Grant Date Fair Value
Unvested Outstanding, beginning of year	460,055	$11.81
Granted	37,500	17.16
Cancelled/Forfeited	(8,875)	12.00
Expired	—	—
Vested, outstanding shares	(212,562)	11.31
Unvested Outstanding, end of year	276,118	$12.91

For the twelve months ended December 31, 2023
	Number of Awards	Weighted Average Grant Date Fair Value
Unvested Outstanding, beginning of year	485,498	$10.77
Granted	163,500	12.65
Cancelled/Forfeited	(875)	11.10
Expired	—	—
Vested, outstanding shares	(188,068)	9.86
Unvested Outstanding, end of year	460,055	$11.81

12. Earnings Per Share

The calculation of earnings per share is as follows:

	2024	2023
Numerator:
Net income	$10,022,351	$17,793,160
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,700,568	3,572,144
Effect of diluted employee stock options	397,981	85,553
Denominator for dilutive earnings per share	4,098,549	3,657,697
Basic earnings per share	$2.71	$4.98
Diluted earnings per share	$2.45	$4.86

For 2024 all outstanding options were included in the calculation of diluted shares. In 2023, 591,624 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

Foreign currency translation adjustment
Balances, December 31, 2022	$(2,087,899)
Translation adjustment	382,312
Balances, December 31, 2023	$(1,705,587)
Translation adjustment	(1,045,555)
Balances, December 31, 2024	$(2,751,142)

14. Cash, Cash Equivalents and Restricted Cash

(dollars in 000’s):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$6,399	$4,796
Restricted Cash - current	-	750
Total cash, cash equivalents and restricted cash	$6,399	$5,546

Restricted cash, which was reported within current assets in the consolidated balance sheet as of December 31, 2023, consisted of the contingent payment held in escrow related to the acquisition of certain assets of Safety Made. During the twelve months ended December 31, 2024, the Company paid the final $750,000 due upon the satisfaction of certain financial targets associated with the Safety Made acquisition.

15. Leases

The Company has operating leases for office and warehouse space and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2029.

Certain of the Company’s lease arrangements contain renewal provisions, exercisable at the Company's option. The probability of renewal is not reasonably certain and therefore not included in ROU assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease cost was $1.7 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, $0.7 million and $0.5 million, respectively, was included in cost of goods sold and $1.0 million and $0.8 million, respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Information related to leases (dollars in 000’s):

	Year ended	Year ended
Operating cash flow information:	December 31, 2024	December 31, 2023
Operating lease cost	$1,723	$1,344
Operating lease - cash flow	$1,763	$1,406

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$4,632	$581

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	3.6 years	2.0 years
Weighted-average discount rate	7%	5%

Future minimum lease payments under non-cancellable leases as of December 31, 2024:

(dollars in 000’s):

2025	$1,848
2026	1,295
2027	1,019
2028	1,042
2029	360

Total future minimum lease payments	$5,564
Less: imputed interest	(633)
Present value of lease liabilities - current	1,564
Present value of lease liabilities - non-current	$3,367

16. Business Combinations and Divestitures

On May 23, 2024, the Company acquired certain assets of Elite First Aid, Inc ("Elite First Aid"). Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

The fair value of consideration transferred is as follows:

(dollars in 000’s):

Cash	$6,141
Contingent consideration	$500
Holdback	$500
Total	$7,141

The purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts Receivable	$113
Inventory	1,127
Prepaid Expense	212
Intangible Assets
Customer list	2,290
Tradename	1,260
Non-Compete	420
Goodwill	1,719
Total assets	$7,141

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s United States operating segment. Intangible assets include Customer List, Trade Names, Non-Compete Agreements, and Goodwill, and each were recorded at fair value as of the acquisition date using Level 3 inputs. The useful lives of the identified intangible assets range from 5 years to 15 years. The non-compete has an estimated useful life of 5 years. The tradename and customer list both have 15-year estimated useful lives. The weighted average amortization period of intangibles acquired during the year is 13 years. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributable to expanded market opportunities for emergency response products. All goodwill is deductible for tax purposes.

The purchase price for the assets was $7,141,000. At closing, the Company paid $6,141,000 to Elite First Aid; the balance of the purchase price, $1,000,000, is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during any consecutive 12-month period from May 31, 2024 to December 31, 2025; and (b) $500,000, which is subject to a 13-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The $500,000 contingent payment is reported in other long term liabilities and the $500,000 holdback is reported in other current liabilities on the consolidated balance sheet as of December 31, 2024.

Management has determined that providing supplemental pro forma financial information reflecting the combined results of operations as if the acquisition had occurred at the beginning of the prior period is not required, as the impact on the Company’s financial position and results of operations is not significant.

The results of Elite First Aid have been included in the Company’s consolidated financial statements from the acquisition date forward, with no material impact on reported revenue or net income.

Divestitures

On November 1, 2023, the Company sold the assets of its Camillus Cutlery and Cuda business lines (the “Business”) to GSM Holdings, Inc., a Delaware corporation (“GSM Holdings”), pursuant to an Asset Purchase Agreement entered into on the same date.

The sale price of the Business was $19.8 million. At closing, GSM Holdings paid $18.3 million to the Company; the balance of the purchase price, $1.5 million, was subject to a 12-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. In November 2024, the Company received payment of $1.1 million, net of related costs. The divestiture resulted in a gain of $12.6 million, which was recorded within Other Income, net in the consolidated statements of operations. The gain, net of tax, was approximately $9.6 million.

Sales of Camillus and Cuda products represented approximately 6% of the total net sales in 2023. The divestiture did not meet the criteria for reporting as discontinued operations.

17. Commitments and Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 6, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination

As described in Note 16 to the Company’s financial statements, on May 23, 2024, the Company acquired Elite First Aid, Inc. in a business combination for the purchase price of $7,141,000. Management applied significant judgment in estimating the fair value of certain intangible assets. Changes to the underlying valuation of the customer relationship intangible asset could have a material impact on the financial statements. We identified the valuation of the customer relationship intangible asset as a critical audit matter. The significant estimation was primarily due to the complexity of the valuation model used to measure the fair value as well as the sensitivity of the respective fair value to the underlying significant assumption. The significant assumption used to estimate the fair value of the customer relationship intangible asset is the estimated revenue growth rate. Auditing this significant assumption led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the significant assumption.

How We Addressed the Matter in Our Audit

Our audit procedures related to the business combination include the following, amongst others:

•
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for the business combination and over the determination of the purchase price allocation. We considered the results of our tests of controls in our audit procedures.
•
To test the acquisition and the underlying valuation of the customer relationship intangible asset, our audit procedures included, among others, evaluating the Company's selection of the valuation methodology, evaluating the method and significant assumptions used by the Company's valuation specialist, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.
•
We involved our valuation specialists to assist with our evaluation of the methodology used by the Company.
•
We audited the assumption of revenue growth rates as follows: a) tested the first year of Elite First Aid, Inc.’s revenue projection by auditing its revenue that the Company recognized from the acquisition date through December 31, 2024; b) compared the assumption to both industry and comparable companies' historical revenue and growth rates; and c) compared the assumption to the Company's historical revenue and growth rates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2008; such date takes into consideration the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

Boston, Massachusetts

March 6, 2025

PCAOB Firm ID #688

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Acme United Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

It was determined that as of December 31, 2024, the Company’s logical security controls were not operating effectively. Specifically, the provisioning/modifications of access, user recertification and privileged access controls over the respective financially relevant system, were not operating effectively to ensure that users maintained proper segregation of duties and therefore could result in users having inappropriate rights. Other information technology general controls, automated process level controls and manual controls that are dependent upon the information derived from such financially relevant system were also determined to be ineffective as a result of such deficiencies.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 6, 2025 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows and the related notes for each of the two years in the period ended December 31, 2024 of the Company, and our report dated March 6, 2025 expressed an unqualified opinion on those financial statements.

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

March 6, 2025

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2024.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2024. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the year ended December 31, 2024, management identified a material weakness in the Company’s internal control over financial reporting (ICFR) related to ineffective Information Technology General Controls (ITGCs) over logical security and privileged access management for a financially relevant system.

During a period of time in the fourth quarter of 2024, and prior to year end, the controls for modification of access, user recertification and privileged access controls over the respective financially relevant system were not operating effectively to ensure that users maintained proper segregation of duties. Specifically, one individual was given privileged access rights for the purpose of conducting maintenance on user access. Accordingly, this could have resulted in users having inappropriate access rights, leading to other ITGCs, automated process-level controls, and manual controls that are dependent upon the information derived from such financially relevant system to be ineffective.

Remediation

The privileged access for the one individual was removed on December 20, 2024 when the subject maintenance was completed. As part of its remediation efforts, management will further limit users with privileged access to ensure proper segregation of duties.

While this control deficiency constituted a material weakness, management has determined that it did not result in any misstatements to the financial statements, nor did it impact previously reported financial results.

Our independent registered public accounting firm, Marcum LLP, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K. Marcum LLP has also audited our consolidated financial statements at December 31, 2024, and for each of the two years in the period ended December 31, 2024, and its report dated March 6, 2025, expressed an unqualified opinion on our consolidated financial statements.

As previously reported, during the year ended December 31, 2023, management identified a material weakness related to ineffective ITGCs. It was determined that as of December 31, 2023, the Company's change management and logical controls were not designed and implemented effectively to ensure: 1) IT program and data changes affecting the Company's financial IT applications and underlying accounting records were identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate and 2) appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and underlying accounting records to the appropriate Company personnel. Other ITGCs, automated process-level controls, and manual controls that were dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. This material weakness did not result in any misstatement of the Company's consolidated financial statements for any period presented.

To remediate the material weakness described above, during 2024, the Company implemented database change management and auditing software and has designed and implemented associated management review processes. These controls were added to provide assurance that IT program and data changes affecting the Company's accounting records are identified, tested, authorized and implemented appropriately. In addition, the added controls provide proper segregation of duties to restrict user and privileged access to appropriate Company personnel. As a result, the Company concluded that the controls were appropriately designed and operating effectively and have concluded that the material weakness has been remediated as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting.

Except for factors pertaining to the remediation of the material weakness identified above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2024, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Directors, Executive Officers and Corporate Governance is incorporated herein by reference to the section entitled “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2025 Annual Meeting of Shareholders.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2025 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2025 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2025 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock (19)

10.4	Severance Pay Plan dated September 28, 2004* (15)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.6(a)	2005 Non-Salaried Director Stock Option Plan, amended (6)

10.6(b)	Amendment to the 2005 Non-Salaried Director Stock Option Plan (12)

10.7	2017 Non-Salaried Director Stock Option Plan (9)

10.8	Deferred Compensation Plan dated October 2, 2007* (16)

10.9(a)	2012 Acme United Employee Stock Option Plan (11)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (12)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (13)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC (14)

10.10(c)	Amended and restated secured revolving note (14)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (15)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (12)

10.10(f)	Second amended and restated secured revolving note (12)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (16)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018 (20)

10.10(i)	Amendment No. 7 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 8 to Revolving Loan Agreement with HSBC dated March 2018 (20)
10.10(j)	Amendment No. 9 to Revolving Loan Agreement with HSBC dated November 2022 (21)
10.11	Change in Control Plan as amended dated February 24, 2011* (17)
19	Insider Trading Policy
21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

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

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2025.

ACME UNITED CORPORATION

(Registrant)

Signatures:	Titles:

/s/ Walter C. Johnsen
Walter C. Johnsen	Chairman and Chief Executive Officer

/s/ Brian S. Olschan
Brian S. Olschan	President, Chief Operating Officer and Director

/s/ Paul G. Driscoll
Paul G. Driscoll	Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Rex Davidson
Rex Davidson	Director

/s/ Richmond Y. Holden, Jr.
Richmond Y. Holden, Jr.	Director

/s/ Susan H. Murphy
Susan H. Murphy	Director

/s/ Stevenson E. Ward III
Stevenson E. Ward III	Director

/s/ Brian K. Barker
Brian K. Barker	Director

/s/ Paul Conway	Director
Paul Conway