Form 10-Q
period 2025-03-31
ACME UNITED CORP
filed 2025-05-07
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Registrant had 3,790,689 shares of its $2.50 par value Common Stock outstanding as of May 1, 2025.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,446	$6,399
Accounts receivable, less allowance for credit losses of $503 in 2025 and $494 in 2024	30,814	28,236
Inventories	57,274	56,254
Prepaid expenses and other current assets	5,311	4,571
Total current assets	96,845	95,460
Property, plant and equipment:
Land	2,692	2,688
Buildings	19,494	20,506
Machinery and equipment	39,810	37,368
	61,996	60,562
Less: accumulated depreciation	29,843	28,908
Net property, plant and equipment	32,153	31,654

Operating lease right-of-use asset, net	4,443	4,826
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	19,690	20,323
Total assets	$163,039	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,433	$9,005
Operating lease liability - current portion	1,533	1,564
Current portion of mortgage payable	441	437
Other current liabilities	10,662	11,866
Total current liabilities	20,069	22,872
Non-current liabilities:
Long-term debt	20,428	17,606
Mortgage payable, net of current portion	9,769	9,868
Operating lease liability - non-current portion	3,012	3,367
Deferred income taxes	1,465	1,465
Other non-current liabilities	15	13
Total liabilities	54,758	55,191

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,299,370 shares issued and 3,754,498 shares outstanding in 2025 and 2024	13,248	13,248
Additional paid-in capital	17,931	17,981
Retained earnings	95,588	94,498
Treasury stock, at cost - 1,544,872 shares in 2025 and 2024	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,490)	(2,751)
Total stockholders’ equity	108,281	106,980
Total liabilities and stockholders’ equity	$163,039	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$45,958	$44,956
Cost of goods sold	28,041	27,560

Gross profit	17,917	17,396

Selling, general and administrative expenses	15,491	14,838
Operating income	2,426	2,558

Non-operating items:
Interest:
Interest expense	426	476
Interest income	(29)	(33)
Interest expense, net	397	443
Other income, net	(90)	(44)
Income before income tax expense	2,119	2,159
Income tax expense	466	523
Net income	$1,653	$1,636

Basic earnings per share	$0.44	$0.45

Diluted earnings per share	$0.41	$0.39

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,754	3,650
Weighted average number of dilutive stock options outstanding	311	563
Denominator used for diluted per share computations	4,065	4,213

Dividends declared per share	$0.15	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$1,653	$1,636
Other comprehensive income (loss) :
Foreign currency translation adjustment	261	(322)
Comprehensive income	$1,914	$1,314

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						1,636	1,636
Other comprehensive loss					(322)		(322)
Stock compensation expense				449			449
Distributions to stockholders						(561)	(561)
Issuance of common stock	14,438	36		287			323
Cash settlement of stock options				(296)			(296)
Net share settlement of stock options	2,242	6		(41)			(35)
Balances March 31, 2024	3,661,880	$13,008	$(15,996)	$16,317	$(2,028)	$87,791	$99,092

For the three months ended March 31, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						1,653	1,653
Other comprehensive income					261		261
Stock compensation expense				413			413
Distributions to stockholders						(563)	(563)
Cash settlement of stock options				(463)			(463)
Balances March 31, 2025	3,754,498	$13,248	$(15,996)	$17,931	$(2,490)	$95,588	$108,281

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,653	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	863	860
Amortization of intangible assets	638	605
Non-cash lease adjustment	(2)	(12)
Stock compensation expense	413	449
Provision for credit losses	8	112
Provision for excess and obsolete inventory	140	-
Amortization of deferred financing costs	10	9
Changes in operating assets and liabilities:
Accounts receivable	(2,468)	(6,774)
Inventories	(941)	(1,659)
Prepaid expenses and other assets	(725)	(590)
Accounts payable	(1,798)	(4,517)
Other accrued liabilities	(1,128)	(287)
Total adjustments	(4,990)	(11,804)
Net cash used in operating activities	(3,337)	(10,168)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,353)	(1,611)
Net cash used in investing activities	(1,353)	(1,611)

Cash flows from financing activities:
Net borrowings of long-term debt	2,816	10,183
Tax withholding on net share settlement of stock options	-	(35)
Cash settlement of stock options	(463)	(296)
Repayments on mortgage	(99)	(104)
Proceeds from issuance of common stock	-	323
Distributions to shareholders	(563)	(561)
Net cash provided by financing activities	1,691	9,510

Effect of exchange rate changes on cash and cash equivalents	46	(84)
Net change in cash and cash equivalents	(2,953)	(2,353)

Cash and cash equivalents at beginning of period	6,399	5,546

Cash and cash equivalents at end of period	$3,446	$3,193

Supplemental cash flow information:
Cash paid for income taxes	$85	$9
Cash paid for interest	$368	$385

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for such disclosures. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2025 and through the date these condensed consolidated financial statements were issued.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$28,164	$2,514	$325	$31,003
Cutting and Sharpening	10,958	671	3,326	14,955
Total Net Sales	$39,122	$3,185	$3,651	$45,958

For the three months ended March 31, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$24,609	$2,191	$258	$27,058
Cutting and Sharpening	13,382	848	3,668	17,898
Total Net Sales	$37,991	$3,039	$3,926	$44,956

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The credit facility has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2025, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings of $20,457,000 and $17,641,000, excluding deferred financing costs of $29,000 and $35,000 respectively, under the Company’s revolving loan agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of March 31, 2025 and December 31, 2024, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	March 31, 2025	December 31, 2024

Mortgage payable - HSBC Bank N.A.	$10,311	$10,410
Less debt issuance costs	(101)	(105)
	10,210	10,305
Less current maturities	441	437
Long-term mortgage payable less current maturities	$9,769	$9,868

During the three months ended March 31, 2025, the Company paid approximately $463,000 to optionees who had elected a net cash settlement of certain of their respective options.

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

The following table sets forth certain financial data by segment for the three months ended March 31, 2025 and 2024:

For the three months ended March 31, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$39,122	$3,185	$3,651	$45,958
Less: Segment cost of sales	23,700	1,985	2,356	28,041
Less: Segment selling, general, and administrative expenses	13,063	1,159	1,269	15,491
Segment operating income	$2,359	$41	$26	$2,426
Interest expense				(426)
Interest income				29
Other income, net				90
Income before income taxes				$2,119
Assets	143,808	9,713	9,518	163,039
Additions to property, plant and equipment	1,334	18	1	1,353
Depreciation and amortization	1,444	44	12	1,501

For the three months ended March 31, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$37,991	$3,039	$3,926	$44,956
Less: Segment cost of sales	22,977	2,004	2,579	27,560
Less: Segment selling, general, and administrative expenses	12,675	996	1,167	14,838
Segment operating income	$2,339	$39	$180	$2,558
Interest expense				(476)
Interest income				33
Other income, net				44
Income before income taxes				$2,159
Assets	139,228	11,094	9,059	159,381
Additions to property, plant and equipment	1,484	79	48	1,611
Depreciation and amortization	1,343	109	13	1,465

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $413,000 for the three months ended March 31, 2025 compared to approximately $449,000 for the three months ended March 31, 2024.

As of March 31, 2025, there was a total of $1,850,026 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately two years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Elite First Aid is recorded at its fair value of $500,000 which is recorded in other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2025.

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

Operating lease cost was $0.5 million for the three months ended March 31, 2025, of which $0.1 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	March 31, 2025	March 31, 2024
Operating lease cost	$461	$343
Operating lease - cash flow	$464	$369

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$3,818

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term	3.5 years	2.0 years
Weighted-average discount rate	7%	5%

Future minimum lease payments under non-cancelable leases as of March 31, 2025:

2025 (remaining)	1,409
2026	1,299
2027	1,023
2028	1,046
2029	361
Total future minimum lease payments	$5,138
Less: imputed interest	(593)
Present value of lease liabilities - current	1,533
Present value of lease liabilities - non-current	$3,012

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2025	2024
Customer rebates	$4,977	$5,872
Contingent liability - Elite	500	500
Accrued compensation	1,649	2,389
Dividend payable	563	563
Income tax payable	24	230
Other	2,964	2,325
Total:	$10,677	$11,879

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	March 31,	December 31,
	2025	2024
Tradename	$11,268	$11,268
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
Subtotal	36,321	36,321
Less: Accumulated amortization	16,556	15,918
Translation adjustments	(75)	(80)
Intangible assets	$19,690	$20,323
Goodwill	$9,908	$9,908
Total:	$29,598	$30,231

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

11. Inventories

Inventories consisted of (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$42,380	$40,074
Work in process	407	247
Materials and supplies	14,487	15,933
	$57,274	$56,254

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

These risks and uncertainties include, without limitation, the following: (i) The impact on the demand for certain of the Company’s products and its competitive position of the new 145% tariff on the goods sourced from China and other current and future changes in tariffs by the U.S. government (ii) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (iii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iv) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (v) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (vi) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (vii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (viii) changes in client needs and consumer spending habits; (ix) currency fluctuations; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; ; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2024 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2025 were $45,958,000 compared to $44,956,000 in the same period in 2024, an increase of 2%.

Net sales in the U.S. for the three months ended March 31, 2025 increased 3% compared to the same period in 2024. The increase in net sales for the three months ended March 31, 2025 was primarily due to higher sales of first aid and medical products partially offset by lower sales of school and office products. The lower sales of school and office products was primarily due to a large initial order of craft products to a major mass market retailer that took place in the first quarter of 2024.

Net sales in Canada for the three months ended March 31, 2025 increased 5% in U.S. dollars and 12% in local currency compared to the same period in 2024. Sales of first aid products were strong, however sales of school and office products declined due to a continuing soft economy.

European net sales for the three months ended March 31, 2025 decreased 7% in U.S. dollars and 4% in local currency compared to the same period in 2024. The decrease in net sales for the three months ended March 31, 2025 was primarily due to a large promotion in the first quarter of 2024 that did not repeat this year.

Gross profit

Gross profit for the three months ended March 31, 2025 was $17,917,000 (39.0% of net sales) compared to $17,396,000 (38.7% of net sales) in the same period in 2024. The increase in gross profit for the three months ended March 31, 2025 was primarily due to higher sales.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2025 were $15,491,000 (33.7% of net sales) compared with $14,838,000 (33.0% of net sales) in the same period in 2024, an increase of $653,000. The increase in SG&A expenses for the three months ended March 31, 2025 was primarily related to higher personnel related expenses.

Operating income

Operating income for the three months ended March 31, 2025 was $2,426,000 compared with $2,558,000 in the same period of 2024.

Operating income in the U.S. segment increased by $20,000 for the three months ended March 31, 2025 compared to the same period in 2024.

Operating income in the Canadian segment increased by $2,000 for the three months ended March 31, 2025 compared to the same period in 2024.

Operating income in the European segment decreased by $154,000 for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in operating income for the three months ended March 31, 2025 was primarily due to lower sales.

Interest expense, net

Interest expense, net for the three months ended March 31, 2025 was $397,000 compared with $443,000 in the same period of 2024, a $46,000 decrease. The decrease in interest expense for the three months ended March 31, 2025 resulted from lower average outstanding borrowings as well as lower average interest rates on the debt outstanding.

Other income, net

Other income, net was $90,000 in the three months ended March 31, 2025 compared to $44,000 in the same period of 2024.

Income taxes

The effective income tax rate for the three months ended March 31, 2025 was 22% compared to 24% in the same period of 2024.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2025, working capital increased approximately $4.2 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at March 31, 2025 and December 31, 2024. Receivables increased approximately $2.6 million at March 31, 2025 compared to December 31, 2024. The average number of days sales outstanding in accounts receivable was 53 days at March 31, 2025 compared to 54 days at December 31, 2024. Accounts payable and other current liabilities decreased by approximately $2.8 million at March 31, 2025 compared to December 31, 2024.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2025	2024
Working capital	$76,776	$72,588
Current ratio	4.83	4.17
Long term debt to equity ratio	27.9%	25.7%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2026. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2025, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first three months of 2025, total debt outstanding under the Company’s revolving credit facility increased by approximately $2.8 million, compared to total debt thereunder at December 31, 2024. As of March 31, 2025, $20,457,000 was outstanding and $44,543,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At March 31, 2025, there was approximately $10.3 million outstanding on the mortgage.

On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc ("Elite First Aid") for approximately $7.1 million of which $1.0 million is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during an consecutive 12-month period from May 31, 2024 to December 31, 2025; and (b) $500,000, which is subject to a 13 month holdback as a non-exclusive source of recovery primarily to satisfy certain types of indemnification claims under the Asset Purchase Agreement. Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

A significant portion of the products we sell (and components used in our products) are sourced from suppliers located in China. The United States government has imposed, and may continue to impose or adjust, significant tariffs on a range of Chinese goods. These tariffs have increased our costs of goods sold and could further escalate depending on changes in trade policy, negotiations, or retaliatory measures by China. The indirect impact on demand for our products as a result of these developments has become more uncertain. The Company expects to mitigate the potential impact on our business and operations through strategic sourcing adjustments, price adjustments and supply chain diversification, but there can be no assurance that such efforts will be successful or sufficient. While the impact on our operations to date have not been significant, any further increases of existing tariffs, the imposition of new tariffs, the potential modifications to existing trade agreements and other restrictions on free trade may adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2025 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2024, the Company’s information technology general controls (ITGCs) related to logical security and privileged access management for a financially relevant system were ineffective. The Company implemented changes to its Internal Controls Over Financial Reporting, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

In response to the material weakness identified above, the Company has implemented changes to its internal control over financial reporting. The changes included removing the privileged access for the one individual identified as well as further limiting user with privileged access to ensure proper segregation of duties.

Management believes that, as a result of these changes, the material weakness, as described above, will be remediated. However, due to the nature of the material weakness, it will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed as of December 31, 2025.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Dated: May 7, 2025

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: Mary 7, 2025