Form 10-Q
period 2025-06-30
ACME UNITED CORP
filed 2025-08-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Registrant had 3,799,252 shares of its $2.50 par value Common Stock outstanding as of August 1, 2025.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,641	$6,399
Accounts receivable, less allowance for credit losses of $527 in 2025 and $494 in 2024	36,174	28,236
Inventories	57,309	56,254
Prepaid expenses and other current assets	4,217	4,571
Total current assets	101,341	95,460
Property, plant and equipment:
Land	2,702	2,688
Buildings	19,635	20,506
Machinery and equipment	41,503	37,368
	63,840	60,562
Less: accumulated depreciation	30,939	28,908
Net property, plant and equipment	32,901	31,654

Operating lease right-of-use asset, net	7,607	4,826
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	19,111	20,323
Total assets	$170,868	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,181	$9,005
Operating lease liability - current portion	1,525	1,564
Current portion of mortgage payable	445	437
Other current liabilities	11,323	11,866
Total current liabilities	23,474	22,872
Non-current liabilities:
Long-term debt	16,352	17,606
Mortgage payable, net of current portion	9,662	9,868
Operating lease liability - non-current portion	6,177	3,367
Deferred income taxes	1,465	1,465
Other non-current liabilities	16	13
Total liabilities	57,146	55,191

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,344,124 shares issued and 3,799,252 shares outstanding in 2025 and		-
5,299,370 shares issued and 3,754,498 shares outstanding in 2024	13,360	13,248
Additional paid-in capital	18,335	17,981
Retained earnings	99,731	94,498
Treasury stock, at cost - 1,544,872 shares in 2025 and 2024	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,708)	(2,751)
Total stockholders’ equity	113,722	106,980
Total liabilities and stockholders’ equity	$170,868	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$53,996	$55,425	$99,954	$100,382
Cost of goods sold	31,847	32,798	59,888	60,358

Gross profit	22,149	22,627	40,066	40,024

Selling, general and administrative expenses	15,759	16,252	31,250	31,090
Operating income	6,390	6,375	8,816	8,934

Non-operating items:
Interest:
Interest expense	430	578	857	1,054
Interest income	(29)	(39)	(59)	(72)
Interest expense, net	401	539	798	982
Other income, net	(99)	(28)	(188)	(72)
Income before income tax expense	6,088	5,864	8,206	8,024
Income tax expense	1,336	1,412	1,802	1,935
Net income	$4,752	$4,452	$6,404	$6,089

Basic earnings per share	$1.26	$1.21	$1.70	$1.66

Diluted earnings per share	$1.16	$1.09	$1.57	$1.47

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,785	3,679	3,772	3,664
Weighted average number of dilutive stock options outstanding	319	409	298	479
Denominator used for diluted per share computations	4,104	4,088	4,070	4,143

Dividends declared per share	$0.16	$0.15	$0.31	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$4,752	$4,452	$6,404	$6,089
Other comprehensive income (loss):
Foreign currency translation adjustment	782	(105)	1,043	(427)
Comprehensive income	$5,534	$4,347	$7,447	$5,662

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2024	3,661,880	$13,008	$(15,996)	$16,317	$(2,028)	$87,791	$99,092
Net income						4,452	4,452
Other comprehensive loss					(105)		(105)
Stock compensation expense				433			433
Distributions to stockholders						(554)	(554)
Issuance of common stock	30,370	76		573			649
Net share settlement of stock options	2,716	7		(17)			(10)
Balances June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957

For the three months ended June 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, March 31, 2025	3,754,498	$13,248	$(15,996)	$17,931	$(2,490)	$95,588	$108,281
Net income						4,752	4,752
Other comprehensive income					782		782
Stock compensation expense				374			374
Distributions to stockholders						(609)	(609)
Issuance of common stock	25,126	63		539			602
Cash settlement of stock options				(105)			(105)
Net share settlement of stock options	19,628	49		(404)			(355)
Balances June 30, 2025	3,799,252	$13,360	$(15,996)	$18,335	$(1,708)	$99,731	$113,722

For the six months ended June 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						6,089	6,089
Other comprehensive loss					(427)		(427)
Stock compensation expense				882			882
Distributions to shareholders						(1,116)	(1,116)
Issuance of common stock	44,808	112		860			972
Cash settlement of stock options				(296)			(296)
Net share settlement of stock options	4,958	13		(58)			(45)
Balances June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957

For the six months ended June 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						6,404	6,404
Other comprehensive income					1,043		1,043
Stock compensation expense				787			787
Distributions to shareholders						(1,171)	(1,171)
Issuance of common stock	25,126	63		539			602
Cash settlement of stock options				(568)			(568)
Net share settlement of stock options	19,628	49		(404)			(355)
Balances June 30, 2025	3,799,252	$13,360	$(15,996)	$18,335	$(1,708)	$99,731	$113,722

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,404	$6,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,766	1,712
Amortization of intangible assets	1,258	1,231
Non-cash lease adjustment	(10)	(26)
Stock compensation expense	787	882
Provision for credit losses	12	263
Provision for excess and obsolete inventory	140	-
Amortization of deferred financing costs	20	20
Changes in operating assets and liabilities:
Accounts receivable	(7,764)	(13,942)
Inventories	(362)	(329)
Prepaid expenses and other assets	370	63
Accounts payable	1,056	(1,731)
Other accrued liabilities	(679)	2,498
Total adjustments	(3,406)	(9,359)
Net cash provided by (used in) operating activities	2,998	(3,270)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,973)	(4,101)
Acquisition of Elite First Aid	-	(6,141)
Contingent payment related to the acquisition of Safety Made	-	(750)
Net cash used in investing activities	(2,973)	(10,992)

Cash flows from financing activities:
Net borrowings of long-term debt	(1,266)	13,302
Tax withholding on net share settlement of stock options	(355)	(45)
Cash settlement of stock options	(568)	(296)
Repayments on mortgage	(205)	(209)
Proceeds from issuance of common stock	602	972
Distributions to shareholders	(1,171)	(1,105)
Net cash (used in) provided by financing activities	(2,963)	12,619

Effect of exchange rate changes on cash and cash equivalents	180	(112)
Net change in cash and cash equivalents	(2,758)	(1,755)

Cash and cash equivalents at beginning of period	6,399	5,546

Cash and cash equivalents at end of period	$3,641	$3,791

Supplemental cash flow information:
Cash paid for income taxes	$206	$230
Cash paid for interest	$778	$896

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

The Company has evaluated events and transactions subsequent to June 30, 2025 and through the date these condensed consolidated financial statements were issued.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the potential impact of ASU 2023-09.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$30,870	$3,570	$360	$34,800
Cutting and Sharpening	14,121	1,628	3,447	19,196
Total Net Sales	$44,991	$5,198	$3,807	$53,996

For the three months ended June 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$31,377	$2,282	$229	$33,888
Cutting and Sharpening	16,078	1,779	3,680	21,537
Total Net Sales	$47,455	$4,061	$3,909	$55,425

For the six months ended June 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$59,034	$6,084	$685	$65,803
Cutting and Sharpening	25,079	2,299	6,773	34,151
Total Net Sales	$84,113	$8,383	$7,458	$99,954

For the six months ended June 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$55,988	$4,471	$487	$60,946
Cutting and Sharpening	29,460	2,627	7,349	39,436
Total Net Sales	$85,448	$7,098	$7,836	$100,382

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, acquisitions, dividends, share repurchases, and other operating activities. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2025, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings of $16,375,000 and $17,641,000, excluding deferred financing costs of $23,000 and $47,000, respectively, under the Loan Agreement with HSBC.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of June 30, 2025 and December 31, 2024, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	June 30, 2025	December 31, 2024

Mortgage payable - HSBC Bank N.A.	$10,205	$10,410
Less debt issuance costs	(98)	(105)
	10,107	10,305
Less current maturities	445	437
Long-term mortgage payable less current maturities	$9,662	$9,868

During the three and six months ended June 30, 2025, the Company issued a total of 25,126 shares of common stock and received aggregate proceeds of $602,000 upon exercise of employee stock options. During the three and six months ended June 30, 2025, the Company, at its discretion, paid approximately $105,000 and $568,000, respectively, to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. Also, during the three and six months ended June 30, 2025, the Company issued a total of 19,628 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

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

The following table sets forth certain financial data by segment for the three and six months ended June 30, 2025 and 2024:

For the three months ended June 30, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$44,991	$5,198	$3,807	$53,996
Less: Segment cost of sales	26,290	2,988	2,569	31,847
Less: Segment selling, general, and administrative expenses	13,087	1,338	1,334	15,759
Segment operating income	$5,614	$872	$(96)	$6,390
Interest expense				(430)
Interest income				29
Other income, net				99
Income before income taxes				$6,088
Assets	147,894	11,864	11,111	170,868
Additions to property, plant and equipment	1,596	12	12	1,620
Depreciation and amortization	1,478	31	14	1,523

For the three months ended June 30, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$47,455	$4,061	$3,909	$55,425
Less: Segment cost of sales	27,990	2,266	2,542	32,798
Less: Segment selling, general, and administrative expenses	13,930	1,092	1,230	16,252
Segment operating income	$5,535	$703	$137	$6,375
Interest expense				(578)
Interest income				39
Other income, net				28
Income before income taxes				$5,864
Assets	152,098	12,027	9,416	173,541
Additions to property, plant and equipment	2,366	97	25	2,488
Depreciation and amortization	1,373	90	15	1,478

For the six months ended June 30, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$84,113	$8,383	$7,458	$99,954
Less: Segment cost of sales	49,990	4,973	4,925	59,888
Less: Segment selling, general, and administrative expenses	26,150	2,497	2,603	31,250
Segment operating income	$7,973	$913	$(70)	$8,816
Interest expense				(857)
Interest income				59
Other income, net				188
Income before income taxes				$8,206
Assets	147,894	11,864	11,111	170,868
Additions to property, plant and equipment	2,932	30	11	2,973
Depreciation and amortization	2,922	75	27	3,024

For the six months ended June 30, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$85,448	$7,098	$7,836	$100,382
Less: Segment cost of sales	50,970	4,266	5,122	60,358
Less: Segment selling, general, and administrative expenses	26,605	2,088	2,397	31,090
Segment operating income	$7,873	$744	$317	$8,934
Interest expense				(1,054)
Interest income				72
Other income, net				72
Income before income taxes				$8,024
Assets	152,098	12,027	9,416	173,541
Additions to property, plant and equipment	3,852	176	73	4,101
Depreciation and amortization	2,716	199	28	2,943

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $374,000 and $787,000 for the three and six months ended June 30, 2025 compared to approximately $433,000 and $882,000 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there was a total of $1,488,648 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately two years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Elite First Aid is recorded at its fair value of $500,000 which is recorded in other non-current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

8. Leases

The Company has operating leases for office and warehouse space and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases which expire at various dates through 2033.

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

Operating lease cost was $0.5 million for the three months ended June 30, 2025, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses. Operating lease cost was $0.9 million for the six months ended June 30, 2025, of which $0.3 million was included in cost of goods sold and $0.6 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	June 30, 2025	June 30, 2024
Operating lease cost	$484	$387
Operating lease - cash flow	$492	$423

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,454	$-

	Six Months Ended	Six Months Ended
Operating cash flow information:	June 30, 2025	June 30, 2024
Operating lease cost	$945	$729
Operating lease - cash flow	$956	$776

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,454	$3,818

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term	6.0 years	4.0 years
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancelable leases as of June 30, 2025:

2025 (remaining)	929
2026	1,817
2027	1,649
2028	1,688
2029	998
Thereafter	2,077
Total future minimum lease payments	$9,158
Less: imputed interest	(1,455)
Present value of lease liabilities - current	1,525
Present value of lease liabilities - non-current	$6,177

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2025	2024
Customer rebates	$6,067	$5,872
Contingent liability - Elite	500	500
Accrued compensation	942	2,389
Dividend payable	608	563
Income tax payable	343	230
Other	2,879	2,325
Total:	$11,339	$11,879

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	June 30,	December 31,
	2025	2024
Tradename	$11,268	$11,268
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
Subtotal	36,321	36,321
Less: Accumulated amortization	17,177	15,918
Translation adjustments	(33)	(80)
Intangible assets	$19,111	$20,323
Goodwill	$9,908	$9,908
Total:	$29,019	$30,231

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

11. Inventories

Inventories consisted of (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$43,076	$40,074
Work in process	375	247
Materials and supplies	13,858	15,933
	$57,309	$56,254

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

These risks and uncertainties include, without limitation, the following: (i) The impact on the demand for certain of the Company’s products and its competitive position of the new tariffs on the goods sourced from China and elsewhere and other current and future changes in tariffs by the U.S. government (ii) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (iii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iv) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (v) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (vi) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (vii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (viii) changes in client needs and consumer spending habits; (ix) currency fluctuations; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; ; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three months ended June 30, 2025 were $53,996,000 compared to $55,425,000 in the same period in 2024, a decrease of 3%. Consolidated net sales for the six months ended June 30, 2025 were $99,954,000 compared to $100,382,000 in the same period in 2024.

Net sales in the U.S. for the three months ended June 30, 2025 decreased 5% compared to the same period in 2024. The decrease in net sales for the three months ended June 30, 2025 was primarily due to the cancellation of certain back-to-school customer orders as a result of exceptionally high tariffs in April and May. Additionally, there was a large initial order of new kitchen sharpeners to a major mass market retailer that took place in the second quarter of 2024. Net sales in the U.S. for the six months ended June 30, 2025 decreased 2% compared to the same period in 2024.

Net sales in Canada for the three months ended June 30, 2025 increased 28% in U.S. dollars and local currency compared to the same period in 2024. Net sales in Canada for the six months ended June 30, 2025 increased 18% in U.S. dollars and 21% in local currency compared to the same period in 2024. The increase in net sales for both periods was due to strong sales of first aid products.

European net sales for the three months ended June 30, 2025 decreased 3% in U.S. dollars and 6% in local currency compared to the same period in 2024. European net sales for the six months ended June 30, 2025 decreased 5% in U.S. dollars and 6% in local currency compared to the same period in 2024. The decrease in net sales for the three and six months ended June 30, 2025 was primarily due to certain customer shipments delayed until the third quarter as well as a large promotion in the first quarter of 2024 that did not repeat this year.

Gross profit

Gross profit for the three months ended June 30, 2025 was $22,149,000 (41.0% of net sales) compared to $22,627,000 (40.8% of net sales) in the same period in 2024. The decrease in gross profit for the three months ended June 30, 2025 was primarily due to lower sales. Gross profit for the six months ended June 30, 2025 was $40,066,000 (40.1% of net sales) compared to $40,024,000 (39.9% of net sales) in the same period of 2024.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2025 were $15,759,000 (29.2% of net sales) compared with $16,252,000 (29.3% of net sales) in the same period in 2024, an decrease of $493,000. The lower SG&A expenses were primarily due to cost reductions and reduced discretionary spending. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2025 were $31,250,000 (31.3% of net sales) compared with $31,090,000 (31.0% of net sales) in the same period in 2024, an increase of $160,000

Operating income

Operating income for the three months ended June 30, 2025 was $6,390,000 compared with $6,375,000 in the same period of 2024. Operating income for the six months ended June 30, 2025 was $8,816,000 compared with $8,934,000 in the same period of 2024.

Operating income in the U.S. segment increased by $79,000 for the three months ended June 30, 2025 compared to the same period in 2024. Operating income in the U.S. segment increased by $100,000 for the six months ended June 30, 2025 compared to the same period in 2024.

Operating income in the Canadian segment increased by $169,000 for the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase in operating income for the three and six months ended June 30, 2025 was primarily due to higher sales.

Operating income in the European segment decreased by $233,000 for the three months ended June 30, 2025, compared to the same period in 2024. Operating income in the European segment decreased by $387,000 for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in operating income for the three and six months ended June 30, 2025 was primarily due to lower sales.

Interest expense, net

Interest expense, net for the three months ended June 30, 2025 was $401,000 compared with $539,000 in the same period of 2024, a $138,000 decrease. Interest expense, net for the six months ended June 30, 2025 was $798,000 compared with $982,000 in the same period of 2024, a $184,000 decrease. The decrease in interest expense for the three and six months ended June 30, 2025 resulted from lower average outstanding borrowings as well as lower average interest rates on the debt outstanding.

Other income, net

Other income, net was $99,000 in the three months ended June 30, 2025 compared to $28,000 in the same period of 2024. Other income, net was $188,000 in the six months ended June 30, 2025 compared to $72,000 in the same period of 2024.

Income taxes

The effective income tax rate for the three and six months ended June 30, 2025 was 22% compared to 24% in the same period of 2024.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2025, working capital increased approximately $5.3 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at June 30, 2025 and December 31, 2024. Receivables increased approximately $7.9 million at June 30, 2025 compared to December 31, 2024. The average number of days sales outstanding in accounts receivable was 52 days at June 30, 2025 compared to 54 days at December 31, 2024. Accounts payable and other current liabilities increased by approximately $0.6 million at June 30, 2025 compared to December 31, 2024.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2025	2024
Working capital	$77,867	$72,588
Current ratio	4.32	4.17
Long term debt to equity ratio	22.9%	25.7%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extends the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2027. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2025, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first six months of 2025, total debt outstanding under the Company’s revolving credit facility decreased by approximately $1.3 million, compared to total debt thereunder at December 31, 2024. As of June 30, 2025, $16,375,000 was outstanding and $48,625,000 was available for borrowing under the Company’s credit facility.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At June 30, 2025, there was approximately $10.2 million outstanding on the mortgage.

On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc ("Elite First Aid") for approximately $7.1 million of which $1.0 million is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during an consecutive 12-month period from May 31, 2024 to December 31, 2025; and (b) $500,000, which was subject to a 13 month holdback as a non-exclusive source of recovery primarily to satisfy certain types of indemnification claims under the Asset Purchase Agreement; the Company paid this amount in July 2025. Based in Wake Forest, NC, Elite First Aid is a leading supplier of tactical, trauma and emergency medical products.

Our operations, supply chains, and financial performance are impacted by evolving global trade policies and tariffs, and geopolitical tensions and wars. In particular, our global operations and international sales expose us to risks associated with trade conflicts between the United States and its trading partners. These factors could result in inflationary costs to produce and sell our products, both domestically and in foreign markets.

We have been actively diversifying our supply base for many years and source products and components in a number of countries. A significant portion of the products we sell (and components used in our products) are sourced from suppliers located in China. The United States government has imposed, and may continue to impose or adjust, significant tariffs on a range of Chinese goods. These tariffs have increased our costs of goods sold and could further escalate depending on changes in trade policy, negotiations, or retaliatory measures by China or by other countries similarly impacted. The indirect impact on demand for our products as a result of these developments has become more uncertain. The Company has taken and continues to take steps to mitigate the potential impact on our business and operations through strategic sourcing adjustments, price adjustments and supply chain diversification, but there can be no assurance that such efforts will effectively mitigate the imposition of tariffs and other developments. Any further increases of existing tariffs, the imposition of new tariffs, the potential modifications to existing trade agreements, new restrictions on free trade and the responses by other governments to changes in trade policy by the United States may adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2025 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2024, the Company’s information technology general controls (ITGCs) related to logical security and privileged access management for a financially relevant system were ineffective. The Company implemented changes to its Internal Controls Over Financial Reporting, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 6, 2025

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 6, 2025