Form 10-Q
period 2025-09-30
ACME UNITED CORP
filed 2025-11-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Registrant had 3,806,724 shares of its $2.50 par value Common Stock outstanding as of October 31, 2025.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,146	$6,399
Accounts receivable, less allowance for credit losses of $477 in 2025 and $494 in 2024	30,034	28,236
Inventories	60,163	56,254
Prepaid expenses and other current assets	3,363	4,571
Total current assets	98,706	95,460
Property, plant and equipment:
Land	3,487	2,688
Buildings	23,020	20,506
Machinery and equipment	44,092	37,368
	70,599	60,562
Less: accumulated depreciation	31,908	28,908
Net property, plant and equipment	38,691	31,654

Operating lease right-of-use asset, net	7,261	4,826
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	18,476	20,323
Total assets	$173,042	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$6,488	$9,005
Operating lease liability - current portion	1,427	1,564
Current portion of mortgage payable	450	437
Other current liabilities	13,722	11,866
Total current liabilities	22,087	22,872
Non-current liabilities:
Long-term debt	18,255	17,606
Mortgage payable, net of current portion	9,556	9,868
Operating lease liability - non-current portion	5,900	3,367
Deferred income taxes	1,465	1,465
Other non-current liabilities	15	13
Total liabilities	57,278	55,191

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,351,596 shares issued and 3,806,724 shares outstanding in 2025 and
5,299,370 shares issued and 3,754,498 shares outstanding in 2024	13,379	13,248
Additional paid-in capital	19,142	17,981
Retained earnings	101,025	94,498
Treasury stock, at cost - 1,544,872 shares in 2025 and 2024	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,786)	(2,751)
Total stockholders’ equity	115,764	106,980
Total liabilities and stockholders’ equity	$173,042	$162,171

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$49,063	$48,166	$149,018	$148,547
Cost of goods sold	29,868	29,602	89,756	89,960

Gross profit	19,195	18,564	59,262	58,587

Selling, general and administrative expenses	16,188	15,638	47,438	46,728
Operating income	3,007	2,926	11,824	11,859

Non-operating items:
Interest:
Interest expense	451	568	1,310	1,622
Interest income	(29)	(33)	(88)	(105)
Interest expense, net	422	535	1,222	1,517
Other income (expense), net	146	(17)	(44)	(90)
Income before income tax expense	2,439	2,408	10,646	10,432
Income tax expense	536	182	2,338	2,117
Net income	$1,903	$2,226	$8,308	$8,315

Basic earnings per share	$0.50	$0.60	$2.20	$2.26

Diluted earnings per share	$0.46	$0.54	$2.03	$2.03

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,802	3,726	3,781	3,686
Weighted average number of dilutive stock options outstanding	366	378	310	401
Denominator used for diluted per share computations	4,168	4,104	4,091	4,087

Dividends declared per share	$0.16	$0.15	$0.47	$0.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$1,903	$2,226	$8,308	$8,315
Other comprehensive income (loss):
Foreign currency translation adjustment	(78)	403	965	(24)
Comprehensive income	$1,825	$2,629	$9,273	$8,291

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
June 30, 2024	3,694,966	$13,091	$(15,996)	$17,306	$(2,133)	$91,689	$103,957
Net income						2,226	2,226
Other comprehensive loss					403		403
Stock compensation expense				944			944
Distributions to stockholders						(562)	(562)
Issuance of common stock	16,921	42		369			411
Cash settlement of stock options				(83)			(83)
Net share settlement of stock options	29,566	74		(1,053)			(979)
September 30, 2024	3,741,453	13,207	$(15,996)	17,483	(1,730)	93,353	106,317

For the three months ended September 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
June 30, 2025	3,799,252	$13,360	$(15,996)	$18,335	$(1,708)	$99,731	$113,722
Net income						1,903	1,903
Other comprehensive income					(78)		(78)
Stock compensation expense				843			843
Distributions to stockholders						(609)	(609)
Issuance of common stock	3,375	9		87			96
Cash settlement of stock options				(113)			(113)
Net share settlement of stock options	4,097	10		(10)			-
September 30, 2025	3,806,724	13,379	$(15,996)	19,142	(1,786)	101,025	115,764

For the nine months ended September 30, 2024

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2023	3,645,200	$12,966	$(15,996)	$15,918	$(1,706)	$86,716	$97,898
Net income						8,315	8,315
Other comprehensive loss					(24)		(24)
Stock compensation expense				1,826			1,826
Distributions to shareholders						(1,678)	(1,678)
Issuance of common stock	61,729	154		1,229			1,383
Cash settlement of stock options				(379)			(379)
Net share settlement of stock options	34,524	87		(1,111)			(1,024)
September 30, 2024	3,741,453	$13,207	$(15,996)	$17,483	$(1,730)	$93,353	$106,317

For the nine months ended September 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						8,308	8,308
Other comprehensive income					965		965
Stock compensation expense				1,630			1,630
Distributions to shareholders						(1,781)	(1,781)
Issuance of common stock	28,501	72		626			698
Cash settlement of stock options				(681)			(681)
Net share settlement of stock options	23,725	59		(414)			(355)
September 30, 2025	3,806,724	$13,379	$(15,996)	$19,142	$(1,786)	$101,025	$115,764

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$8,308	$8,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,752	2,589
Amortization of intangible assets	1,877	1,880
Non-cash lease adjustment	(39)	(22)
Stock compensation expense	1,630	1,826
Provision for credit losses	16	367
Provision for excess and obsolete inventory	140	-
Amortization of deferred financing costs	30	30
Changes in operating assets and liabilities:
Accounts receivable	(1,553)	(5,269)
Inventories	(3,281)	582
Prepaid expenses and other assets	1,225	(750)
Accounts payable	(2,644)	(5,091)
Other accrued liabilities	1,618	1,147
Total adjustments	1,771	(2,711)
Net cash provided by operating activities	10,079	5,604

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,753)	(5,452)
Acquisition of Elite First Aid	-	(6,141)
Contingent payment related to the acquisition of Safety Made	-	(750)
Net cash used in investing activities	(9,753)	(12,343)

Cash flows from financing activities:
Net borrowings of long-term debt	631	8,894
Tax withholding on net share settlement of stock options	(355)	(1,024)
Cash settlement of stock options	(681)	(379)
Repayments on mortgage	(310)	(312)
Proceeds from issuance of common stock	698	1,383
Distributions to shareholders	(1,735)	(1,659)
Net cash (used in) provided by financing activities	(1,752)	6,903

Effect of exchange rate changes on cash and cash equivalents	173	(8)
Net change in cash and cash equivalents	(1,253)	156

Cash and cash equivalents at beginning of period	6,399	5,546

Cash and cash equivalents at end of period	$5,146	$5,702

Supplemental cash flow information:
Cash paid for income taxes	$340	$1,922
Cash paid for interest	$1,178	$1,443

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

The Company has evaluated events and transactions subsequent to September 30, 2025 and through the date these condensed consolidated financial statements were issued.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively. The Company expects the adoption to result in expanded income tax disclosure, but does not expect it to have a material impact on its financial position or consolidated financial statements.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$30,298	$2,661	$360	$33,319
Cutting and Sharpening	11,075	798	3,871	15,744
Total Net Sales	$41,373	$3,459	$4,231	$49,063

For the three months ended September 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$27,857	$2,321	$380	$30,557
Cutting and Sharpening	13,274	966	3,368	17,609
Total Net Sales	$41,131	$3,287	$3,748	$48,166

For the nine months ended September 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$89,332	$8,745	$1,045	$99,122
Cutting and Sharpening	36,155	3,097	10,644	49,896
Total Net Sales	$125,487	$11,842	$11,689	$149,018

For the nine months ended September 30, 2024

	United States	Canada	Europe	Total
First Aid and Medical	$83,845	$6,791	$867	$91,503
Cutting and Sharpening	42,734	3,593	10,717	57,044
Total Net Sales	$126,579	$10,384	$11,584	$148,547

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends and share repurchases. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of September 30, 2025, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of September 30, 2025 and December 31, 2024, the Company had outstanding borrowings under the Loan Agreement with HSBC of $18,271,000 and $17,641,000, excluding deferred financing costs of $16,000 and $35,000, respectively,.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of September 30, 2025 and December 31, 2024, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	September 30, 2025	December 31, 2024

Mortgage payable - HSBC Bank N.A.	$10,099	$10,410
Less debt issuance costs	(93)	(105)
	10,006	10,305
Less current maturities	450	437
Long-term mortgage payable less current maturities	$9,556	$9,868

During the three and nine months ended September 30, 2025, the Company issued a total of 3,375 and 28,501 shares of common stock and received aggregate proceeds of $96,000 and $698,000, respectively, upon exercise of employee stock options. During the three and nine months ended September 30, 2025, the Company paid approximately $113,000 and $681,000, respectively, to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. Also, during the three and nine months ended September 30, 2025, the Company issued a total of 4,097 and 23,725 shares of common stock to optionees who had elected a net share settlement of certain of their respective options.

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

The following tables sets forth certain financial data by segment for the three and nine months ended September 30, 2025 and 2024:

For the three months ended September 30, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$41,373	$3,459	$4,231	$49,063
Less: Segment cost of sales	25,066	2,142	2,660	29,868
Less: Segment selling, general, and administrative expenses	13,531	1,190	1,467	16,188
Segment operating income	$2,776	$127	$104	$3,007
Interest expense				(451)
Interest income				29
Other income, net				(146)
Income before income taxes				$2,439
Assets	149,887	11,254	11,901	173,042
Additions to property, plant and equipment	6,768	(1)	13	6,780
Depreciation and amortization	1,569	29	7	1,605

For the three months ended September 30, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$41,131	$3,287	$3,748	$48,166
Less: Segment cost of sales	25,027	2,108	2,467	29,602
Less: Segment selling, general, and administrative expenses	13,295	1,120	1,223	15,638
Segment operating income	$2,809	$59	$58	$2,926
Interest expense				(568)
Interest income				33
Other income, net				17
Income before income taxes				$2,408
Assets	144,634	11,201	9,638	165,473
Additions to property, plant and equipment	1,335	0	15	1,351
Depreciation and amortization	1,423	86	16	1,526

For the nine months ended September 30, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$125,487	$11,842	$11,689	$149,018
Less: Segment cost of sales	75,038	7,114	7,604	89,756
Less: Segment selling, general, and administrative expenses	39,680	3,686	4,072	47,438
Segment operating income	$10,769	$1,042	$13	$11,824
Interest expense				(1,310)
Interest income				88
Other income, net				44
Income before income taxes				$10,646
Assets	149,887	11,254	11,901	173,042
Additions to property, plant and equipment	9,698	30	25	9,753
Depreciation and amortization	4,491	104	34	4,629

For the nine months ended September 30, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$126,579	$10,384	$11,584	$148,547
Less: Segment cost of sales	76,000	6,372	7,588	89,960
Less: Segment selling, general, and administrative expenses	39,898	3,209	3,621	46,728
Segment operating income	$10,681	$803	$375	$11,859
Interest expense				(1,622)
Interest income				105
Other income, net				90
Income before income taxes				$10,432
Assets	144,634	11,201	9,638	165,473
Additions to property, plant and equipment	5,187	176	88	5,451
Depreciation and amortization	4,139	286	44	4,469

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $843,000 and $1,630,000 for the three and nine months ended September 30, 2025 compared to approximately $944,000 and $1,826,000 for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, there was a total of $2,875,747 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

7. Fair Value Measurements

The carrying value of the Company’s bank debt is a reasonable estimate of fair value because of the nature of its payment terms and maturity. The Company’s contingent liability related to the acquisition of Elite First Aid is recorded at its fair value of $500,000 which is recorded in other current liabilities on the condensed consolidated balance sheet as of September 30, 2025.

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

Operating lease cost was $0.5 million for the three months ended September 30, 2025, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses. Operating lease cost was $1.4 million for the nine months ended September 30, 2025, of which $0.5 million was included in cost of goods sold and $0.9 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	September 30, 2025	September 30, 2024
Operating lease cost	$443	$454
Operating lease - cash flow	$405	$451

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$83	$-

	Nine Months Ended	Nine Months Ended
Operating cash flow information:	September 30, 2025	September 30, 2024
Operating lease cost	$1,389	$1,182
Operating lease - cash flow	$1,360	$1,228

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,537	$3,818

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term	6.0 years	4.0 years
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancelable leases as of September 30, 2025:

2025 (remaining)	451
2026	1,824
2027	1,668
2028	1,696
2029	992
Thereafter	2,077
Total future minimum lease payments	$8,708
Less: imputed interest	(1,381)
Present value of lease liabilities - current	1,427
Present value of lease liabilities - non-current	$5,900

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2025	2024
Customer rebates	$6,759	$5,872
Contingent liability - Elite	500	500
Accrued compensation	2,283	2,389
Dividend payable	609	563
Income tax payable	801	230
Other	2,784	2,325
Total:	$13,737	$11,879

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	September 30,	December 31,
	2025	2024
Tradename	$11,268	$11,268
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
Subtotal	36,321	36,321
Less: Accumulated amortization	17,796	15,918
Translation adjustments	(49)	(80)
Intangible assets	$18,476	$20,323
Goodwill	$9,908	$9,908
Total:	$28,384	$30,231

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

11. Inventories

Inventories consisted of (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$44,390	$40,074
Work in process	426	247
Materials and supplies	15,347	15,933
	$60,163	$56,254

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of volatility in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) international trade policies of the United States or foreign governments and their impact on demand for our products and our competitive position, including the imposition of new tariffs, changes in existing tariff rates or the threat of any such action; (iv) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (v) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (vi) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (vii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (viii) changes in client needs and consumer spending habits; (ix) currency fluctuations; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; ; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Net sales

Consolidated net sales for the three months ended September 30, 2025 were $49,063,000 compared to $48,166,000 in the same period in 2024, an increase of 2%. Consolidated net sales for the nine months ended September 30, 2025 were $149,018,000 compared to $148,547,000 in the same period in 2024.

Net sales in the U.S. for the three months ended September 30, 2025 increased 1% compared to the same period in 2024. The increase in net sales for the three months ended September 30, 2025 was primarily due to increased sales of first aid and medical products. Sales of school and office products were lower mainly due to the cancellation of customer orders as a result of tariff uncertainty. Net sales in the U.S. for the nine months ended September 30, 2025 decreased 1% compared to the same period in 2024.

Net sales in Canada for the three months ended September 30, 2025 increased 5% in U.S. dollars and 7% in local currency compared to the same period in 2024. Net sales in Canada for the nine months ended September 30, 2025 increased 14% in U.S. dollars and 16% in local currency compared to the same period in 2024. The increase in net sales for both periods was due to strong sales of first aid products.

European net sales for the three months ended September 30, 2025 increased 13% in U.S. dollars and 6% in local currency compared to the same period in 2024, mainly due to higher sales of school and office products into the ecommerce channel. European net sales for the nine months ended September 30, 2025 increased 1% in U.S. dollars and decreased 2% in local currency compared to the same period in 2024.

Gross profit

Gross profit for the three months ended September 30, 2025 was $19,195,000 (39.1% of net sales) compared to $18,564,000 (38.5% of net sales) in the same period in 2024. Gross profit for the nine months ended September 30, 2025 was $59,262,000 (39.8% of net sales) compared to $58,587,000 (39.4% of net sales) in the same period of 2024.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2025 were $16,188,000 (33.0% of net sales) compared with $15,638,000 (32.5% of net sales) in the same period in 2024, an increase of $550,000. Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2025 were $47,438,000 (31.8% of net sales) compared with $46,728,000 (31.5% of net sales) in the same period in 2024, an increase of $710,000

Operating income

Operating income for the three months ended September 30, 2025 was $3,007,000 compared with $2,926,000 in the same period of 2024. Operating income for the nine months ended September 30, 2025 was $11,824,000 compared with $11,859,000 in the same period of 2024.

Operating income in the U.S. segment decreased by $33,000 for the three months ended September 30, 2025 compared to the same period in 2024. Operating income in the U.S. segment increased by $88,000 for the nine months ended September 30, 2025 compared to the same period in 2024.

Operating income in the Canadian segment increased by $68,000 and $239,000 for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase in operating income for the three and nine months ended September 30, 2025 was primarily due to higher sales of first aid products.

Operating income in the European segment increased by $46,000 for the three months ended September 30, 2025, compared to the same period in 2024. Operating income in the European segment decreased by $363,000 for the nine months ended September 30, 2025 compared to the same period in 2024.

Interest expense, net

Interest expense, net for the three months ended September 30, 2025 was $422,000 compared with $535,000 in the same period of 2024, a $113,000 decrease. Interest expense, net for the nine months ended September 30, 2025 was $1,222,000 compared with $1,517,000 in the same period of 2024, a $295,000 decrease. The decrease in interest expense for the three and nine months ended September 30, 2025 resulted from lower average outstanding borrowings as well as lower average interest rates on the debt outstanding.

Other income (expense), net

Other income, net was $146,000 in the three months ended September 30, 2025 compared to other expense of $17,000 in the same period of 2024. Other expense, net was $44,000 in the nine months ended September 30, 2025 compared to $90,000 in the same period of 2024.

Income taxes

The effective income tax rate for the three and nine months ended September 30, 2025 was 22% compared to 8% and 20%, respectively, in the same periods of 2024. The lower tax rate in the three months ended September 30, 2024 was the result of a large excess tax benefit resulting from the exercise of stock options.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2025, working capital increased approximately $4.0 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.0 at September 30, 2025 and December 31, 2024. Receivables increased approximately $1.8 million at September 30, 2025 compared to December 31, 2024. The average number of days sales outstanding in accounts receivable was 51 days at September 30, 2025 compared to 54 days at December 31, 2024. Accounts payable and other current liabilities decreased by approximately $0.7 million at September 30, 2025 compared to December 31, 2024.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2025	2024
Working capital	$76,619	$72,588
Current ratio	4.47	4.17
Long term debt to equity ratio	24.0%	25.7%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extends the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The revolving loan agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2027. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of September 30, 2025, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first nine months of 2025, total debt outstanding under the Company’s revolving credit facility increased by approximately $0.6 million, compared to total debt thereunder at December 31, 2024. As of September 30, 2025, $18,271,000 was outstanding and $46,729,000 was available for borrowing under the Company’s credit facility.

On July 15, 2025, the Company purchased a manufacturing and distribution center in Mt. Pleasant, TN for approximately $6.0 million. The property consists of 77,000 square feet of manufacturing and warehouse space on 12 acres and is designed to be expanded by up to an additional 60,000 square feet. The facility will primarily be used to manufacture our Spill Magic line of bodily fluid and spill clean up solutions.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At September 30, 2025, there was approximately $10.1 million outstanding on the mortgage.

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

Our operations, supply chains, and financial performance are impacted by evolving global trade policies and tariffs, and geopolitical tensions and wars. In particular, our global operations and international sales expose us to risks associated with trade conflicts between the United States and other governments. These factors have resulted in and could continue to result in inflationary costs to produce and sell our products, both domestically and in foreign markets.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2025 as a result of an identified material weakness. As described in the Company's Form 10-K for the year ended December 31, 2024, the Company’s information technology general controls (ITGCs) related to logical security and privileged access management for a financially relevant system were ineffective. The Company implemented changes to its Internal Controls Over Financial Reporting, as described in Item 4(b) below. Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 6, 2025

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 6, 2025