Form 10-K
period 2025-12-31
ACME UNITED CORP
filed 2026-03-11
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $138,208,393.

Registrant had 3,808,225 shares of its $2.50 par value Common Stock outstanding as of March 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain portions of the Company’s Proxy Statement for the Annual Meeting scheduled for April 27, 2026 are incorporated into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in Part III.

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

The Company's operations are in the United States, Canada, Europe (located in Germany) and Asia (located in Hong Kong and China). The operations in the United States, Canada and Europe are primarily involved in product development, marketing, sales, administrative, manufacturing and distribution activities. The operations in Asia consist of sourcing, product development, production planning, quality control and sales activities. Total net sales in 2025 were $196.5 million. The Company was organized as a partnership in l867 and incorporated in l882 under the laws of the State of Connecticut.

The Company sources most of its products from suppliers located outside the United States, primarily in Asia. In recent years, as a result of acquisitions, the amount of first aid and medical products produced in North America has been increasing substantially. The components for first aid kits are sourced from both U.S. and international suppliers. The Company assembles its first aid kits at its facilities in the following locations:

•
Vancouver, WA,
•
Rocky Mount, NC,
•
Keene, NH
•
Laval, Canada

The Company has additional manufacturing facilities in the U.S. as follows:

•
La Vergne, TN - Spill Magic products
•
Santa Ana, CA - Spill Magic products
•
Marlborough, MA - DMT sharpening tools
•
Brooksville, FL - Med-Nap alcohol and benzalkonium chloride non-alcohol (BZK) wipes.

Recent Accomplishments and Initiatives

Quantitative Achievements

In 2025, the Company’s key financial accomplishments included the following:

•
Sales Growth – Average annual growth rate over eleven years of 7%.
•
Strong Financial Position – In recent years the Company has significantly reduced bank debt to provide at December 31, 2025, approximately $53 million of availability under its $65 million credit facility. This strong liquidity will allow the Company to fund acquisitions and growth.
•
Dividend Increase - Increase in the quarterly dividend from $.02 per share in 2004 to $.16 per share in 2025 – an eight-fold increase.

Business and Operational Milestones and Achievements

•
Diversification of Product Lines – During the past nine years, sales of first aid and medical products have grown to approximately 66% of total sales. As a result, we have broadened our customer and revenue base.

•
Cutting Acquisition – On October 1, 2025, the Company acquired a line of cutting and sharpening tools in Germany with annual revenue of approximately $2 million.

•
First Aid Acquisition – In 2025, the Company successfully negotiated the acquisition of the assets of My Medic. The transaction closed on January 15, 2026. My Medic is a leading supplier of tactical, trauma and emergency response products with annual revenue of approximately $19 million.

•
Product Innovation – In 2025, we introduced new first aid bar code scanning technology that expedites replenishment, ensuring OSHA compliance.

•
Cost Reduction Initiatives – In 2025, the Company invested in robotics in three of its manufacturing and distribution facilities which has already improved productivity. Additionally, the Company invested in equipment to automate its Spill Magic powder manufacturing process; the project is expected to be completed in 2026.

•
Capacity Expansion - In 2025, the Company purchased a 77,000 square foot manufacturing and distribution center in Mt. Pleasant, Tennessee for its growing Spill Magic absorbent business.

Principal Products

The Company markets and sells under two main product categories: i) first aid and medical; and ii) cutting and sharpening. The first aid and medical category includes first aid and safety products (First Aid Only®, PhysiciansCare®, Pac-Kit®, Spill Magic®, First Aid Central®, Med-Nap, Safety Made, Elite and My Medic brands). The cutting and sharpening categories include school, home and office products (Westcott® brand), and hardware, industrial and sporting goods products (Clauss® and DMT® brands).

FIRST AID AND MEDICAL

First Aid Only

The First Aid Only brand offers first aid and medical products that meet regulatory requirements for a broad range of industries. The Smart Compliance® first aid system is an effective solution for maintaining compliance with the American National Standards Institute (ANSI) standards. The Company’s SafetyHub App technology digitizes the replenishment process for a broad range of first aid components and provides data analytics to manage costs. Our next generation SmartCompliance Complete™ offers a modular system that addresses first aid, bloodborne pathogen, bleed control, eyewash and OTC medication requirements for the most challenging workplace environments.

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

Med-Nap

Med Nap, at our Brooksville, Florida facility, manufactures medical grade products, including alcohol prep pads and benzalkonium chloride antiseptic wipes. Due to its domestic manufacturing facility, Med-Nap provides to the Company vertical integration advantages including shorter delivery times, lower total costs, and a U.S. source of supply during potential future healthcare challenges. The facilities offer a platform for future product expansion.

Safety Made

Safety Made is a leading manufacturer of first aid kits for the promotional products industry.

Elite First Aid

Elite is a leading supplier of tactical, trauma, emergency response and bleed control products.

My Medic

My Medic is a leading supplier of tactical, trauma and emergency response products, primarily in the direct-to-consumer channel.

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

Many of the Westcott branded cutting products feature patented titanium bonding and proprietary non-stick coatings, making the blades more than three to six times harder than stainless steel as well as reducing friction and corrosion.

We continue to expand our catalog of craft items with patented new technologies, handle designs and construction that has driven Westcott to be a leader in fashionable and functional solutions for students and adults. In addition, Westcott continues to build on its cutting line with an expanded assortment of ceramic safety knives which include new features, allowing its customers to remain safer on the job.

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

DMT

Diamond Machining Technology (DMT) was founded in 1976 by aerospace engineers and is a leader in abrasive technologies for knives, scissors, chisels, router bits, chain saws, skis, skates and many other edges. DMT products use a proprietary process bonding finely dispersed micro-monocrystalline diamonds to the surfaces of sharpeners. DMT is well known for providing diamond sharpeners with the flattest sharpening surface, greatest concentrated amount of diamonds and the highest quality diamonds per sharpener. In 2023, DMT launched a broad assortment of products that provide simple sharpening solutions to the consumer and create enthusiasm surrounding the sharpening category. The EdgeSharp product assortment features an entirely new line of sharpeners that are easy to use while providing a safe sharpening experience. Today, DMT continues to innovate its sharpening assortment with sharpening solutions for the home consumer while continuing to provide the very best in professional sharpening solutions. In 2024, we expanded into the home and culinary markets with a wide variety of tools, including versatile countertop pull-through sharpeners. In 2026, we will launch a comprehensive DMT line of powered sharpening solutions.

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

Patents and trademarks are amortized over their estimated useful lives. The weighted average amortization period remaining for intangible assets at December 31, 2025 was 7 years.

Product Distribution; Major Customers

Independent manufacturer representatives and direct sales are primarily used to sell the Company’s line of consumer products to mass market, e-commerce retailers, industrial distributors, wholesale, contract and retail stationery distributors, office supply super stores, school supply distributors, and hardware chains. The Company also sells its products directly to consumers through its own websites. The Company had two customers in 2025 and 2024, respectively, that individually exceeded 10% of consolidated net sales. Net sales to each of these two customers were approximately 13% of consolidated net sales in 2025 and 14% and 13% in 2024.

Accounts Receivable

As of December 31, 2025, the Company had three customers each of which represented 10% or more of total trade receivables. Accounts receivables from these three customers were approximately 17%, 13%, and 11% of consolidated accounts receivable. As of December 31, 2024, the Company had three customers that individually represented 10% or more of total trade receivables, which accounted for 11%, 16%, and 15%, respectively, of total receivables. Loss of a major customer could result in a decrease in the Company’s future sales and earnings.

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

FDA Regulation

Most of our first aid and medical products and related facilities are regulated by the United States Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FDCA”), as well as by other domestic and international regulatory authorities. Our first aid kits, many components of the kits and first aid kit refills are regulated as medical devices under the FDCA; other components of the kits are classified as drugs. We source the components of our first aid kits (other than our Med-Nap products) from third-party suppliers which themselves are subject to FDA regulation.

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are subject to general controls that include regulation of sourcing, labeling, packaging, storage, marketing and distribution, as well as regulations requiring facility registration. We have three facilities registered with the FDA, all within the United States, in which we assemble first aid kits and package refills for first aid kits.

Our medical devices consist primarily of Class I devices and Unclassified devices. Our unclassified devices are first aid kits containing over-the-counter (OTC) drugs, such as analgesics and anti-inflammatory drugs. Importantly, these devices do not require premarket clearance by the FDA.

Certain of our first aid kits also include alcohol prep pads, hand sanitizing wipes and antiseptic wipes, some of which are also sold separately. These items are deemed to be drugs under FDA regulations and, along with the US facility producing them, are subject to FDA regulations which establish standards for safety and effectiveness.

Compliance with Environmental Laws

The Company believes that it is in compliance with applicable environmental laws. The Company anticipates that no material adverse financial impact will result from compliance with current environmental rules and regulations.

Employees and Human Capital Considerations

The Company views its human capital as its most important asset. As of December 31, 2025, the Company employed 649 people, all of whom are full time and none of whom is covered by union contracts. Employee relations are considered good and the Company is not aware of any material work force issues.

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

Available Information

You may obtain at no charge, a copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the Company’s website at http://www.acmeunited.com or by contacting the Investor Relations Department at the Company’s corporate offices by calling (203) 254-6060. Such reports and other information are made available as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (SEC).

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

Specifically, the state of tariffs and other trade measures between the United States and China remains in flux. Beginning in 2018, the United States and China engaged in escalating tariff increases and trade restrictions on each other’s products. In 2025, the two countries reached a series of negotiated actions to reduce some barriers, including agreements to lower certain tariffs and suspend heightened reciprocal duties through at least November 10, 2026, as part of broader economic and trade discussions.

The United States also imposed additional tariffs on imports from Canada, Mexico, and the European Union in 2025, and Canada, Mexico and other partners have implemented reciprocal duties on certain U.S. goods.

In early 2026, the United States Supreme Court ruled that a broad set of tariffs imposed under emergency powers was unconstitutional, raising uncertainty about the legal basis for those trade measures and the potential refund of approximately $133 billion in duties collected. In response, the U.S. administration announced it would pursue alternative legal authorities and implemented revised global tariff levels — including increased rates on imports from multiple trading partners — which continues to generate international concern and diplomatic pushback.

The impact of these and any additional trade measures on our business and financial results is difficult to predict, particularly because trade policy remains a key focus of U.S. economic strategy and litigation affecting existing measures continues. The amount, scope, and duration of any additional tariffs or other trade measures that may be adopted, as well as the nature of any retaliatory actions by trading partners, remain uncertain.

We expect to continue to experience inflationary pressure on our cost structure, and price increases may not be sufficient to offset cost increases or may result in sales volume declines.

Although inflation in the United States had been relatively low for many years, from 2021 to the present, the United States’ economy has experienced a substantial rise in the inflation rate. There is increased uncertainty as to whether the rise in inflation will continue and for how long. Increases in inflation raise the Company’s costs for labor, raw materials and services. Future market and competitive pressures may prohibit the Company from raising prices to offset increased raw material, or other product costs, including but not limited to packaging, direct labor, overhead, employee benefits, shipping costs, and other inflationary items, or to offset currency fluctuations. The inability to pass these costs through to the Company’s customers could have a negative effect on its results of operations. Commencing in the first half of 2022, the Company was not able to fully pass these costs along to customers. In the future, we may continue to experience inflationary pressure on our cost structure. We may be able to pass some or all of these cost increases to customers by increasing the selling prices of our products in the future; however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to mitigate these inflationary pressures, such as by increasing our selling prices sufficiently, there could be a negative impact on our results of operations and financial condition.

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

The use of artificial intelligence by us and third parties dealing with us presents operational and regulatory risks for our business.

The Company currently uses artificial intelligence for certain limited purposes and will continue to evaluate its use for a variety of additional business tasks. Significant issues and challenges exist with respect to using artificial intelligence, including regulatory, ethical, privacy, and cybersecurity risks. The Company continues to evaluate whether existing and potential future uses of artificial intelligence provide or may provide sufficient value and efficiencies while balancing the operational and regulatory risks involved. Our suppliers’ and other third parties’ integration of artificial intelligence into their businesses may adversely affect our customers and us as a result of a failure to implement artificial intelligence responsibly. Moreover, we may not be aware of suppliers’ and others’ use of artificial intelligence in dealing with us, which could expose the Company to presently unknown risks and liabilities.

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

Our business has experienced significant historical growth both internally and through acquisitions through the years including through the acquisitions of Elite First Aid in 2024 and My Medic in January 2026. We expect our business to continue to grow organically and seek to grow through strategic acquisitions both domestically and internationally. This growth places significant demands on management and operational systems. If we cannot effectively manage our growth, we would likely experience operational inefficiencies and incur unanticipated costs, thus negatively impacting our operating results. To the extent we continue grow through strategic acquisitions, our success will depend on selecting the appropriate targets, integrating such acquisitions quickly and effectively and realizing any expected synergies and cost savings related to such acquisitions.

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

Sales of our products are primarily concentrated in a few major customers including commercial retailers, office product superstores, and mass market distributors. The Company had two customers in 2025 and 2024, that individually exceeded 10% of consolidated net sales. Net sales to each of those customers were approximately 13%, in 2025 and 14% and 13% in 2024, respectively. The Company had three customers in 2025 that individually exceeded 10% of consolidated accounts receivable. Accounts receivable to those customers were approximately 17%, 13%, and 11%. In 2024, the Company had receivables to these customers of approximately 11%, 16%, and 15%, respectively. The Company anticipates that a limited number of customers may account for a substantial portion of its total net revenues for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of the Company’s future sales and earnings.

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

As of December 31, 2025, excluding net deferred financing costs of $10,299, $11,863,085 was outstanding and $53,136,915 was available for borrowing under the Company’s revolving credit facility. The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. of which $9,975,587, excluding deferred financing fees of $89,627, was outstanding as of December 31, 2025. Our indebtedness if it were to increase substantially, combined with our other financial obligations and contractual commitments, could have significant consequences for our business. For example, it could:

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
•
limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; or
•
limit our ability to borrow additional funds, or to dispose of pledged assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

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

We have exposure to increases in interest rates under our revolving credit loan agreement with HSBC Bank, N.A., which presently bears interest at SOFR + 1.70%. Since 2021, the U.S. economy has experienced elevated inflation and shifting monetary policy conditions. In response to persistent inflationary pressures, the U.S. Federal Reserve raised its policy interest rate multiple times from 2022 through 2023 and maintained historically high benchmark rates into 2024 and early 2025. More recently, in 2025 and early 2026 the Federal Reserve signaled a period of rate stability, with the federal funds target range remaining elevated compared to pre-pandemic levels, although future policy actions remain uncertain and may include additional increases or decreases depending on inflation and broader economic conditions.

The sustained higher interest rate environment has increased our interest expense on variable-rate debt, including our revolving credit facility, and could increase the cost of any future borrowings even if they are fixed-rate. Any additional increases in interest rates, or an extended period of elevated rates, would increase interest costs, which could reduce our cash available for working capital, acquisitions, capital expenditures, and other purposes.

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

The military conflicts in Ukraine and the Middle East have resulted in significant geopolitical instability. Additionally, the escalation of tensions in the South China Sea and the Taiwan Strait, ongoing hostilities involving Iran and its proxies, increased missile testing by North Korea, and renewed violence in sub-Saharan Africa (including Sudan and the Sahel region) have contributed to further instability. Our business, financial position, results of operations and cash flows could be adversely affected by the negative impacts on the global economy resulting from these conflicts.

In February 2022, Russian military forces invaded Ukraine. Ukrainian military personnel and civilians have continued to resist the invasion. Although the length, impact, and outcome of the war remain highly unpredictable, this conflict has contributed to significant market and other disruptions, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increased cyberattacks and espionage.

On October 7, 2023, Hamas, a U.S.-designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas. Hostilities in the region persisted until a cease fire was announced on October 9, 2025, which has reduced immediate hostilities and temporarily eased regional tensions. However, the situation remains fragile, and the risk of renewed conflict or escalation persists. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea—an important maritime route for international trade. As a result of such disruptions, we may experience extended lead times, delays in supplier deliveries, and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products.

Since spring 2024, tensions have further escalated in the South China Sea and the Taiwan Strait, with increased military activity and diplomatic standoffs involving China, Taiwan, and the United States. These developments have raised concerns over potential disruptions to global technology supply chains and maritime trade. Additionally, Iran and its affiliated groups have continued to engage in regional hostilities, impacting stability and shipping routes in the Middle East. North Korea has intensified its missile testing and military exercises, prompting international sanctions and heightened security risks. Renewed violence in sub-Saharan Africa, particularly in Sudan and the Sahel, has contributed to further supply chain and commodity market volatility.

While the length and total impact of these military conflicts are unpredictable, they have led to market disruptions, including volatility in raw material prices and credit and capital markets, and supply chain challenges. In response to these conflicts, governments in the U.S. and abroad have imposed sanctions against Russia, and have imposed or threatened additional sanctions and trade restrictions in connection with China, Iran, North Korea, and entities involved in African conflicts. These sanctions could adversely affect the global economy and financial markets in which we operate.

We do not have manufacturing operations in, nor any significant business relationships with customers or suppliers based in Ukraine, Russia, Iran, North Korea or sub-Saharan Africa. While we do have significant business relationships with suppliers based in China, they are not currently affected. We are monitoring the situation and its impact on global markets, which may, in turn, impact our business. For example, it is possible that these conflicts and related disruptions could result in lower sales if supply parts and raw materials become less available or if there are continued significant increases in energy and fuel prices.

Based on the continued and recently increased market volatility and geopolitical unrest related to the conflicts in Ukraine and the Middle East, the European energy crisis, the highly inflationary environment, corresponding macro-economic uncertainty, newly escalated conflicts and tensions in Asia and Africa, as well as recent cease fires or negotiations, we cannot reasonably estimate the full impact these conflicts and their resolutions will have on our long-term financial condition, results of operations, liquidity and cash flows. It is not possible to predict the extent and duration of military conflicts, cease fires, sanctions, or any associated market disruptions, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

A material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If a material weakness or significant deficiency in our internal control is discovered or occur in the future, our ability to report our financial condition and results of operations in a timely and accurate manner may be materially adversely affected and investor confidence in the Company may be negatively impacted.

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

Certain of our products and facilities are subject to regulation by the FDA and by analogous foreign regulators.

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

The Company sources its products from suppliers located in Asia, Europe, Africa and the United States. The Company’s Asia vendors are located primarily in China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes. The Company’s ability to continue to select and retain reliable vendors and suppliers who provide timely deliveries of quality products efficiently will impact its success in meeting customer demand for timely delivery of quality products.

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

Uncertainty in the global economy, including uncertainty resulting from the military conflicts in the Ukraine, the Middle East and elsewhere, could adversely affect our customers and our suppliers and businesses such as ours. In addition, any uncertainty could have a variety of negative effects on the Company, such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for credit losses and/or write-offs of accounts receivable and could otherwise have material adverse effects on our business, results of operations, financial condition and cash flows.

Risks Related to Our Common Stock

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase programs.

We continue to pay and declare dividends on a quarterly basis and we anticipate that we will continue to do so. However, there can be no assurance that we will have sufficient cash or surplus under applicable law to be able to continue to pay dividends at our current level or purchase shares of our common stock under our stock repurchase programs. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. We may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in the best interests of our stockholders. If we do not pay dividends or decrease the amount of dividends we pay, the price of our common stock would likely decrease. At December 31, 2025, a total of 160,365 shares may be purchased in the future under the repurchase program which the Company announced in 2019.

Our shares of common stock are thinly traded and our stock price may be volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of other companies listed on major stock exchanges. There were approximately 3,341,812 shares of our common stock held by non-affiliates as of December 31, 2025. Thus, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

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

Identification, Assessment of, and Response to Cybersecurity Threats

We employ a multi-layered approach to identify, assess, and report potential cybersecurity threats:

•
Threat intelligence tracking: We actively monitor relevant threat intelligence feeds and other sources to stay informed about emerging threats and vulnerabilities.
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

We partner with third party specialists in the role of Virtual Information Security Officer (VISO), with biweekly meetings to review current state, develop security strategies, assess risk management, and develop policies and procedures over our information security program. Our cybersecurity risk management program utilizes the National Institute of Standards and Technology (“NIST”) 800-37 framework as a foundation, to align with our entity size, risk profile, and industry best practices. We believe that leveraging the NIST framework as a foundation ensures a balanced approach for minimizing vulnerabilities while maintaining operational efficiency. We maintain a comprehensive incident response plan with clearly defined roles and responsibilities. In the event of an incident, the plan prescribes notification procedures, containment measures, eradication steps, and recovery processes. Based on Cybersecurity Infrastructure Security Agency (CISA) modeling, we conduct annual Tabletop exercises with the help of third-party specialists. Our Tabletop exercises include cybersecurity-based scenarios that incorporate various cyber threat categories including ransomware, insider threats, phishing, and physical disasters. In the fourth quarter of 2025 we completed our annual vulnerability assessments, penetration testing, and risk assessment through third party providers for objective evaluations. Our data governance program started in 2024 aimed at securing enterprise data through internal processes, defined roles, metrics, & compliance standards has been expanded and will remain an active initiative and long-term commitment. In the second quarter of 2025, we went live on a robust Privileged Access Management (PAM) solution, an identity security solution that helps protect against cyberthreats through monitoring, detecting, and preventing unauthorized privileged access to critical resources.

The Risk Management, Strategy and Incident Response described above apply to our North American and Asian operations. Our German operations have similar risk management and strategy, which in 2025 they plan to further develop and strengthen.

Third-Party Service Providers

We consider security related factors when choosing and working with third-party providers and have established processes to oversee and manage risks associated with third-party service providers. We require providers to share their security reports System and Organization Controls (SOC 1 and SOC 2) prior to initial engagement and ongoing on an annual basis. We believe that the review of such reports helps us minimize the risk of data breaches or other problems resulting due to our third-party relationships, especially with software-as-a-service (“SaaS”) providers. In line with internal processes, access to internal resources by third-party consultants is subject to Privileged Access Management (PAM). We apply the principles of zero trust, wherein privileges are granted to only that which is required, restricting unauthorized access.

Reporting

We have a communication process for incidents based on their severity as outlined in our incident response plan and pursuant to various regulatory and contractual obligations. When a high risk incident or potential high risk incident is detected by our Security Operations Center or otherwise, executive leadership is immediately informed. The cybersecurity audit group is notified, and the Chief Information Officer, in consultation with our Security Operation Center submits a detailed report to senior management. For moderate risk incidents, there is prompt notification, and a detailed report would be prepared and submitted. If a cybersecurity incident is deemed material, it will be reported promptly under SEC rules.

Management and Board of Director Oversight of Cybersecurity Threats

The Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Information Officer that comprise our cybersecurity audit group, as well as the Board of Directors have responsibility for the oversight of cybersecurity threats and incidents and reviews the Company’s programs and policies no less than three times annually. The Company’s Chief Information Officer has specific tactical & strategic responsibilities in overseeing technology infrastructure and cybersecurity.

Item 2. Properties

Location	Square Footage	Purpose
Owned
Rocky Mount, NC	340,000	Warehousing, manufacturing and distribution
Mount Pleasant, TN	77,000	Warehousing, manufacturing and distribution
Vancouver, WA	53,000	Warehousing, manufacturing and distribution
Brooksville, FL	42,600	Warehousing, manufacturing and distribution
Keene, NH	11,000	Warehousing, manufacturing and distribution
Solingen, Germany	35,000	Warehousing, distribution and administrative
	558,600
Leased
Shelton, CT	34,200	Administrative
Bentonville, AR	1,500	Administrative
Marlborough, MA	28,000	Manufacturing, warehousing and distribution
Santa Ana, CA	10,000	Manufacturing, warehousing, and distribution
La Vergne, TN	56,000	Manufacturing, warehousing and distribution
Mount Forest, Ontario, Canada	20,000	Warehousing and distribution
Orangeville, Ontario, Canada	2,850	Administrative
Laval, Quebec, Canada	42,860	Manufacturing, warehousing, distribution and administrative
Hong Kong, China	2,750	Administrative
Guangzhou, China	3,500	Administrative
Ningbo, China	1,800	Administrative
	203,460

Total:	762,060

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

Issuer Purchases of Equity Securities

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. During the twelve months ended December 31, 2025, the Company did not repurchase any of its shares of Common Stock. As of December 31, 2025, a total of 160,365 shares may be purchased under the repurchase program announced in 2019. The 2019 program does not have an expiration date.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations.

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

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in this Annual Report on Form 10-K for the fiscal year December 31, 2025 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Results of Operations 2025 Compared with 2024

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net Sales

In 2025, sales increased by $2,051,825, or 1%, to $196,541,816 compared to $194,489,991 in 2024.

The U.S. segment sales decline by 1% in 2025 compared to 2024. Sales of first aid and medical products were strong. However, sales of school and office products were lower mainly due to the cancellation of customer orders in the third and fourth quarters as a result of tariff uncertainty.

European net sales for the year ended December 31, 2025, increased 8% in U.S. dollars (4% in local currency), compared with the same period in 2024. On October 1, 2025, the Company's German subsidiary acquired a line of cutting and sharpening tools that contributed $0.5 million in sales during the year ended December 31, 2025.

Net sales in Canada for the year ended December 31, 2025, increased 14% in U.S. dollars (16% in local currency) compared to the same period in 2024. The increase in sales for the year ended December 31, 2025 was due to strong sales of first aid products.

Gross Profit

Gross profit was $77,409,848 (39.4% of net sales) in 2025 compared to $76,350,824 (39.3% of net sales) in 2024.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $62,685,334 in 2025 compared with $62,210,882 in 2024, an increase of $474,452, or 0.8%. SG&A expenses were 31.9% of net sales in 2025 compared to 32.0% in 2024.

Operating Income

Operating income was $14,724,514 in 2025 compared with $14,139,942 in 2024, an increase of $584,572.

Operating income in the U.S. segment increased in 2025 by approximately $117,000 compared to 2024.

Operating income in the European segment increased in 2025 by $143,000 compared to 2024. The increase in operating income was primarily due to higher sales as well as improved gross margins.

Operating income in Canada increased in 2025 by approximately $326,000 compared to 2024. The increase in operating income was primarily due to higher sales as well as improved gross margins.

Interest Expense, net

Net interest expense for 2025 was $1,559,920 compared with $1,942,643 for 2024, a decrease of $382,723. The decrease in net interest expense resulted from lower average outstanding borrowings as well as lower average interest rates on the debt outstanding.

Total Other (Expense) Income, net

Total other (expense), net was $46,972 in 2025 compared to other income, net of $95,110 in 2024. The change in total other expense, net was primarily related to higher losses from foreign currency transactions.

Income Tax Expense

Income tax expense was $2,933,201 in 2025, resulting in an effective tax rate of 22% compared to $2,270,058 in 2024, an effective tax rate of 18%. In 2025, the Company recorded a tax credit of approximately $300,000 related to employee exercise of stock options, compared to $600,000 in 2024.

Off-Balance Sheet Transactions

The Company did not engage in any off-balance sheet transactions during 2025.

Liquidity and Capital Resources

During 2025, working capital increased by approximately $0.7 million compared to December 31, 2024. Inventory increased by approximately $3.6 million, or 6%. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.1 at December 31, 2025 as compared to 2.1 at December 31, 2024. The reserve for slow moving and obsolete inventory was $1,477,849 at December 31, 2025 compared to $1,254,121 at December 31, 2024. We do not anticipate material increases in the allowance for slow moving and obsolete inventory in the ordinary course of business during 2026. Receivables increased by approximately $0.9 million at December 31, 2025 compared to December 31, 2024. The average number of days sales outstanding in accounts receivable was 55 days in 2025 compared to 54 days in 2024.

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC Bank, N.A. Amendment No. 11 extends the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The revolving loan agreement provides for borrowings of up to $65 million, which presently bears interest at SOFR plus 1.70%; interest is payable monthly. The loan agreement has an expiration date of May 31, 2027. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for growth, share repurchases, dividends, acquisitions, and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of December 31, 2025, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

At December 31, 2025, total debt outstanding under the Company’s revolving credit facility decreased by approximately $5.8 million compared to total debt outstanding at December 31, 2024. As of December 31, 2025, $11,863,085 was outstanding, and $53,136,915 was available for borrowing under the Company’s revolving credit facility.

On July 15, 2025, the Company purchased a manufacturing and distribution center in Mt. Pleasant, TN for approximately $6.0 million using funds available under its revolving credit facility. The property consists of 77,000 square feet of manufacturing and warehouse space on 12 acres and is designed to be expanded by up to an additional 60,000 square feet. The facility will primarily be used to manufacture our Spill Magic line of bodily fluid and spill clean up solutions.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. The outstanding principal on December 31, 2025, was $9,975,587.

On May 23, 2024, the Company acquired the assets of Elite First Aid, Inc ("Elite First Aid") for approximately $7.1 million of which $1.0 million is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during an consecutive 12-month period from May 31, 2024 to December 31, 2025. The acquired business did not meet the required milestones within the allowable period; therefore, the contingent amount was not payable. Accordingly, the Company reversed the related $500,000 liability.

An additional holdback of (b) $500,000, was subject to a 13 month holdback as a non-exclusive source of recovery primarily to satisfy certain types of indemnification claims under the Asset Purchase Agreement; the Company paid this amount in July 2025.

Capital expenditures during 2025 and 2024 were $10,651,913 and $7,148,648, respectively, which were, in part, financed with borrowings under the Company’s revolving credit facility. The increase in capital expenditures is primarily related to the purchase of the manufacturing facility in Mt. Pleasant, TN as discussed above.

The Company believes that cash on hand, and cash generated from operating activities, together with funds available under its revolving credit facility, are expected, under current conditions, to be sufficient to finance the Company’s planned operations for at least the next twelve months from the issuance of this Form 10-K.

Recently Issued Accounting Standards

Standards not yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Standards Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a material impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024
Net sales	$196,541,816	$194,489,991
Cost of goods sold	119,131,968	118,139,167

Gross profit	77,409,848	76,350,824

Selling, general and administrative expenses	62,685,334	62,210,882
Operating income	14,724,514	14,139,942

Non-operating items:
Interest:
Interest expense, net	(1,559,920)	(1,942,643)
Other (expense) income, net	(46,972)	95,110
Income before income tax expense	13,117,622	12,292,409
Income tax expense	2,933,201	2,270,058
Net income	$10,184,421	$10,022,351

Earnings per share:
Basic	$2.69	$2.71
Diluted	$2.49	$2.45

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2025	2024
Net income	$10,184,421	$10,022,351
Other comprehensive income (loss)
Foreign currency translation	1,179,862	(1,045,555)
Comprehensive income	$11,364,283	$8,976,796

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,595,978	$6,398,692
Accounts receivable, less allowance for credit losses of $480,736 and $493,705 as of December 31, 2025 and 2024, respectively	29,098,236	28,236,177
Inventories	59,851,534	56,254,383
Prepaid expenses and other current assets	3,649,286	4,571,230
Total current assets	96,195,034	95,460,482

Property, plant and equipment:
Land	3,487,101	2,687,669
Buildings and building improvements	24,050,860	20,506,081
Machinery and equipment	43,461,964	37,367,957
Total property, plant and equipment	70,999,925	60,561,707
Less: accumulated depreciation	32,458,661	28,908,379
Net property, plant and equipment	38,541,264	31,653,328

Intangible assets, less accumulated amortization	19,473,228	20,323,031
Goodwill	9,907,657	9,907,657
Operating lease right-of-use asset, net	6,881,026	4,826,088
Total assets	$170,998,209	$162,170,586

LIABILITIES
Current liabilities:
Accounts payable	$8,065,633	$9,004,876
Operating lease liability - current portion	1,446,133	1,564,243
Current portion of mortgage payable	454,112	436,949
Other accrued liabilities	12,906,119	11,865,533
Total current liabilities	22,871,997	22,871,601
Long-term debt	11,852,786	17,605,567
Mortgage payable, net of current portion	9,431,848	9,868,167
Operating lease liability - non-current portion	5,531,779	3,366,605
Deferred income taxes	3,684,718	1,464,656
Other non-current liabilities	13,972	13,355
Total liabilities	53,387,100	55,189,951

Commitments and contingencies (see note 16)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50: 5,351,596 shares issued and 3,806,724 shares outstanding in 2025; 5,299,370 shares issued and 3,754,498 shares outstanding in 2024	13,378,980	13,248,415
Treasury stock, at cost, 1,544,872 shares in 2025 and 2024	(15,995,622)	(15,995,622)
Additional paid-in capital	19,505,989	17,981,156
Accumulated other comprehensive loss	(1,571,280)	(2,751,142)
Retained earnings	102,293,042	94,497,828
Total stockholders' equity	117,611,109	106,980,635
Total liabilities and stockholders' equity	$170,998,209	$162,170,586

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balances, December 31, 2023	3,645,200	$12,966,178	$(15,995,622)	$15,917,781	$(1,705,587)	$86,715,934	$97,898,684
Net income						10,022,351	10,022,351
Other comprehensive loss					(1,045,555)		(1,045,555)
Stock compensation expense				2,183,001			2,183,001
Distribution to stockholders ($0.60 per common share)						(2,240,457)	(2,240,457)
Issuance of common stock	71,354	187,377		1,433,860			1,621,237
Cash settlement of stock options				(415,900)			(415,900)
Net share settlement of stock options	37,944	94,860		(1,137,586)			(1,042,726)
Balances, December 31, 2024	3,754,498	13,248,415	(15,995,622)	17,981,156	(2,751,142)	94,497,828	106,980,635
Net income						10,184,421	10,184,421
Other comprehensive income					1,179,862		1,179,862
Stock compensation expense				1,993,758			1,993,758
Distribution to stockholders ($0.63 per common share)						(2,389,207)	(2,389,207)
Issuance of common stock	28,501	71,253		626,278			697,531
Cash settlement of stock options				(680,977)			(680,977)
Net share settlement of stock options	23,725	59,312		(414,226)			(354,914)
Balances, December 31, 2025	3,806,724	$13,378,980	$(15,995,622)	$19,505,989	$(1,571,280)	$102,293,042	$117,611,109

See accompanying Notes to Consolidated Financial Statements.

Acme United Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024
Operating activities:
Net income	$10,184,421	$10,022,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,799,331	3,500,876
Amortization of intangible assets	2,547,383	2,568,349
Stock compensation expense	1,993,758	2,183,001
Deferred income taxes	2,220,062	565,312
Non-cash lease adjustment	(9,790)	(40,373)
Provision for excess and obsolete inventory	306,739	-
Provision for credit losses	14,443	393,945
Amortization of deferred financing costs	29,804	39,738
Change in earnout liability	-	24,481
Changes in operating assets and liabilities
Accounts receivable	(592,817)	(2,459,450)
Inventories	(3,072,247)	(329,896)
Prepaid expenses and other current assets	937,348	(704,417)
Accounts payable	(1,056,153)	(2,981,506)
Other accrued liabilities	927,167	(807,171)
Total adjustments	8,045,028	1,952,889
Net cash provided by operating activities	18,229,449	11,975,240

Investing activities:
Purchase of property, plant and equipment	(10,651,913)	(7,148,648)
Acquisition of Schmiedeglut	(1,651,749)	-
Proceeds from sale of business, net of related costs	-	1,100,000
Acquisition of Safety Made	-	(750,000)
Acquisition of Elite First Aid	-	(6,140,519)
Net cash used in investing activities	(12,303,662)	(12,939,167)

Financing activities:
Net (repayments) borrowings of long-term debt	(5,771,294)	4,476,192
Repayments on mortgage	(430,447)	(413,235)
Distributions to stockholders	(2,343,305)	(2,221,924)
Cash settlement of stock options	(680,977)	(415,900)
Tax paid on net share settlement of stock options	(354,914)	(1,042,726)
Issuance of common stock	697,531	1,621,237
Net cash (used in) provided by financing activities	(8,883,406)	2,003,644
Effect of exchange rate changes	154,905	(186,979)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,802,714)	852,738
Cash and cash equivalents at beginning of year	6,398,692	5,545,954
Cash and cash equivalents at end of year	$3,595,978	$6,398,692

Supplemental cash flow information:
Cash paid for income taxes	$560,723	$2,248,217
Cash paid for interest expense	$1,572,407	$1,903,301
Non-cash financing activities
Dividends accrued not paid	$609,075	$563,175

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

Translation of Foreign Currency – For foreign operations whose functional currencies are not U.S. dollars, assets and liabilities are translated at rates in effect at the end of the year; revenues and expenses are translated at average rates in effect during the year. Resulting translation adjustments are made directly to accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operating results. Included in other income (expense), net were foreign currency transaction losses of $109,174 in 2025 and transaction gains of $79,088 in 2024.

Cash Equivalents – Investments with an original maturity of three months or less, as well as time deposits and certificates of deposit that are readily redeemable at the date of purchase, are considered cash equivalents.

Accounts Receivable – The Company provides an allowance for expected credit losses based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The allowance for expected credit losses represents estimated uncollectible accounts receivables associated with potential customer defaults on contractual obligations, usually due to potential insolvencies. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults based on historical experience. The Company actively monitors its accounts receivable balances, and its historical experience of annual accounts receivable write-offs has been negligible. Accounts receivable are shown less an allowance for expected credit losses of $480,736 at December 31, 2025 and $493,705 at December 31, 2024. As of January 1, 2024, accounts receivable, less an allowance for credit losses was $32,603,463.

Allowance for Credit Losses	2025	2024
Beginning balance	$493,705	$567,015
Provision for credit losses	14,443	393,945
Write-offs	(27,412)	(467,255)
Ending balance	$480,736	$493,705

Inventories – Inventories are stated at the lower of cost, or net realizable value, determined by the first-in, first-out method for our cutting products. Cost for our first aid and medical products is computed using standard cost, which approximates actual cost on a first in, first out basis.

Property, Plant and Equipment, and Depreciation – Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The range of estimated useful lives of these assets are as follows: buildings and building improvements useful lives range from 10 to 39 years; machinery and equipment useful lives range from 3 to 10 years. The Company tests its property, plant and equipment whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2025 and 2024, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.

Intangible Assets and Goodwill – Intangible assets with finite useful lives are recorded at cost upon acquisition and amortized over the term of the related contract, if any, or useful life, as applicable. Intangible assets held by the Company with finite useful lives include patents and trademarks. Patents and trademarks are amortized over their estimated useful lives. The Company periodically reviews the values recorded for finite lived intangible assets whenever events or changes in circumstances (triggering event) indicate that its carrying amount may not be recoverable. During 2025 and 2024, there were no triggering events that would indicate its carrying amount may not be recoverable. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives. The Company annually reviews goodwill to assess recoverability from future operations whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. At December 31, 2025 and 2024, the Company assessed the recoverability of its intangible assets and goodwill and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets.

Contingent Consideration - As part of the acquisition of Elite First Aid, Inc., $500,000 of the purchase price was heldback, to be paid to the sellers, contingent on the acquired business meeting certain revenue milestones during any consecutive 12-month period from May 31, 2024 to December 31, 2025. The acquired business did not meet the required milestones within the allowable period; therefore, the contingent amount was not payable. Accordingly, the Company reversed the related $500,000 liability to selling, general and administrative expenses.

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

Shipping Costs – The costs of shipping product to the Company’s customers ($8,271,906 in 2025 and $8,400,878 in 2024) are included in selling, general and administrative expenses.

Advertising Costs – The Company expenses the production costs of advertising the first time that the related advertising takes place. Advertising costs ($1,877,844 in 2025 and $1,508,685 in 2024) are included in selling, general and administrative expenses.

Concentration – The Company performs ongoing credit evaluations of its customers and generally does not require collateral for the extension of credit. Allowances for credit losses are provided and have been within management's expectations. The Company had two customers in 2025 and 2024, that individually exceeded 10% of consolidated net sales. Net sales to these two customers were approximately 13% of consolidated net sales in 2025 and 14% and 13% in 2024. The Company maintains cash balances across multiple financial institutions that are highly rated and considered to have strong creditworthiness. Management believes that the Company is not subject to significant risk of cash concentration.

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

Standards Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional categories of information about federal, state and foreign income taxes to be included in effective tax rate reconciliation disclosure. Additionally, the newly added categories also apply to the income taxes paid disclosure. Implementation of said additions are subject to quantitative thresholds. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively. The adoption did not have a material impact on the financial statements.

3. Inventories

Inventories consisted of:

	December 31,
	2025	2024
Finished goods	$44,750,429	$40,074,026
Work in process	305,288	247,260
Materials and supplies	14,795,817	15,933,097
Inventories:	$59,851,534	$56,254,383

Inventories are stated net of valuation allowances for slow moving and obsolete inventory of $1,477,849 as of December 31, 2025 and $1,254,121 as of December 31, 2024.

4. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of:

	December 31,
	2025	2024
Tradename	$12,909,254	$11,267,698
Customer List	21,114,198	21,114,198
Non-Compete	1,667,536	1,667,536
Patents	2,271,980	2,271,980
Subtotal	$37,962,968	$36,321,412
Less: Accumulated Amortization	18,465,696	15,918,312
Translation Adjustments	(24,044)	(80,069)
Intangible Assets	$19,473,228	$20,323,031
Goodwill	$9,907,657	$9,907,657
Total:	$29,380,885	$30,230,688

Amortization expense for intangible assets for the years ended December 31, 2025 and 2024 were $2,547,383 and $2,568,349, respectively. The estimated aggregate amortization expense for each of the next five years, calculated on a similar basis, is as follows: 2026 - $2,220,266; 2027 - $1,891,897; 2028 - $1,775,230; 2029 - $1,622,696; and 2030 - $1,508,699.

5. Other Accrued Liabilities

The Company’s other current and non-current accrued liabilities consisted of:

	December 31,
	2025	2024
Customer Rebates	$6,862,962	$5,872,181
Contingent Liability - Elite	—	500,000
Accrued Compensation	2,949,788	2,388,504
Dividend Payable	609,075	563,175
Other	2,498,266	2,555,028
Total:	$12,920,091	$11,878,888

6. Profit Sharing

The Company has a qualified 401k plan covering substantially all of its United States employees. Annual Company contributions to this plan are determined by the Company’s Compensation Committee. For the years ended December 31, 2025, the Company contributed 100% of each employee's contributions, up to the first 3% contributed by each employee, and 50% of employee's contributions, for the next 2% of employee contributions. For 2024, the Company contributed 50% of employee’s contributions, up to the first 6% contributed by each employee. Total contribution expense under this 401k plan was $674,708 in 2025 and $415,530 in 2024.

7. Income Taxes

The amounts of income tax expense reflected in operations is as follows:

	2025	2024
Current:
Federal	$389,899	$1,045,995
State	24,172	175,507
Foreign	299,068	537,654
Total:	$713,139	$1,759,156

Deferred:
Federal	$1,996,275	$480,188
State	223,787	30,714
Total:	2,220,062	510,902
Total Income Tax Expense:	$2,933,201	$2,270,058

Cash paid during the year for income taxes, net of refunds, are as follows:

2025
Payments, net of refunds:
United States, federal	$—
United States, state	149,475
Canada	181,684
Hong Kong	229,252
Other	312
Total taxes paid	$560,723

Difference between the U.S. statutory federal tax rate and the Company's 2025 effective income tax rate presented prospectively in accordance with ASU 2023-09:

	2025
Federal income taxes at 21% statutory rate	$2,754,701	21.0%
State and local taxes, net of federal income tax effect	245,615	1.9%
Nontaxable or nondeductible items	302,532	2.3%
Federal statutory tax rate difference	(122,296)	-0.9%
Tax credit	(247,351)	-1.9%
Provision for income taxes:	$2,933,201	22.4%

Differences between the U.S. statutory federal tax rate and the Company’s effective income tax rate for periods prior to the adoption of ASU 2023-09 are analyzed below:

2024
Federal income taxes at 21% statutory rate	$2,531,261
State and local taxes, net of federal income tax effect	144,938
Nontaxable or nondeductible items	(349,451)
Federal statutory tax rate difference	(56,690)
Provision for income taxes:	$2,270,058

A summary of United States and foreign income before income taxes follows:

	2025	2024
United States	$11,153,255	$9,225,285
Foreign	1,964,367	3,067,124
Total:	$13,117,622	$12,292,409

As discussed in Note 10 below, for segment reporting, direct import sales are included in the United States segment. However, the revenues are earned by our Hong Kong subsidiary and related income taxes are paid in Hong Kong whose rate approximates 16.5%. As such, income of the Asian subsidiary is included in the foreign income before taxes.

The following summarizes deferred income tax assets and liabilities:

	2025	2024
Deferred income tax liabilities:
Property, plant and equipment	$5,149,663	$2,620,900
Intangible assets	1,582,202	1,487,297
Other	559,564	887,074
Total deferred tax liabilities	7,291,429	4,995,271

Deferred income tax assets:
Net operating loss carryover	841,362	915,122
Stock compensation	2,271,260	2,011,200
Asset valuations	1,134,001	1,317,965
Other	201,450	201,450
Total deferred tax assets	4,448,073	4,445,737
Less: valuation allowance	(841,362)	(915,122)
Total deferred tax assets, net	3,606,711	3,530,615
Net deferred income tax liability:	$3,684,718	$1,464,656

The gross amount of the net operating loss available as of December 31, 2025 and 2024, with the net operating loss applying to foreign locations, is $2,804,901 and $3,050,406, respectively. These net operating loss carry forwards do not have an expiration date.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal examination for years before 2022, state and local examinations for year before 2021 and foreign examinations before 2022. The Company evaluated its tax positions for each year which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result, concluded no adjustment was necessary.

The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2022 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2025.

Due to the uncertain nature of the realization of the Company's deferred income tax assets based on past performance of its German subsidiary, the Company has recorded a valuation allowance for the amount of deferred income tax assets which are not expected to be realized. This valuation allowance, all of which is related to deferred tax assets resulting from net operating losses of the Company’s German subsidiary of approximately $0.8 million, is subject to periodic review, and, if the allowance is reduced, the tax benefit will be recorded in future operations as a reduction of the Company's tax expense.

8. Long-Term Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A.(“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, Acme United Corporation (the “Company”) entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million which presently bears interest at Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.70%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends and share repurchases. Under the revolving loan agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of December 31, 2025, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of December 31, 2025, $11,863,085, excluding net deferred financing cost of $10,299, was outstanding and $53,136,915 was available for borrowing under the Company’s revolving loan agreement.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. Long-term debt associated with the mortgage consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Mortgage payable - HSBC Bank N.A.	$9,975,587	$10,409,797
Less debt issuance costs	(89,627)	(104,681)
	9,885,960	10,305,116
Less current maturities	454,112	436,949
Long-term mortgage payable less current maturities	$9,431,848	$9,868,167

Minimum annual mortgage payments are due as follows: 2026 - $454,112; 2027 - $471,948; 2028 - $489,510; 2029 - $509,713; 2030 - $529,733 and thereafter - $7,520,571.

As of December 31, 2025, the Company has pledged certain assets as collateral for its debt obligations under its revolving loan agreement with HSBC Bank, N.A. The collateral consists of all inventory, property, plant, equipment, and accounts receivable. The Company believes that the collateral provided is sufficient to secure the related debt.

The carrying value of the Company’s bank debt is a reasonable estimate of fair value, which uses Level 3 inputs, because of the nature of its payment terms and maturity.

On November 14, 2019, the Company announced a Common Stock repurchase program of up to a total of 200,000 shares. The program does not have an expiration date. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its Common Stock. As of December 31, 2025, a total of 160,365 shares may be purchased in the future under the repurchase program.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment:

For the twelve months ended December 31, 2025

(amounts in 000's)

	United States	Canada	Europe	Total
First Aid and Safety	$116,877	$11,306	$1,407	$129,590
Cutting and Sharpening	48,266	3,822	14,864	66,952
Total Net Sales	$165,143	$15,128	$16,271	$196,542

For the twelve months ended December 31, 2024
	United States	Canada	Europe	Total
First Aid and Safety	$109,142	$8,890	$1,244	$119,276
Cutting and Sharpening	57,010	4,371	13,833	75,214
Total Net Sales	$166,152	$13,261	$15,077	$194,490

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

The following table sets forth certain financial data by segment for the years ended December 31, 2025 and 2024:

Financial data by segment:

(000’s omitted)

For the twelve months ended December 31, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$165,143	$15,128	$16,271	$196,542
Less: Segment cost of sales	99,798	9,189	10,144	119,131
Less: Segment selling, general, and administrative expenses	51,983	4,916	5,787	62,686
Segment operating income	$13,362	$1,023	$340	$14,725
Interest expense				(1,683)
Interest income				123
Other income, net				(47)
Income before income taxes				$13,118
Assets	147,573	10,520	12,905	170,998
Additions to property, plant and equipment	10,593	30	29	10,652
Depreciation and amortization	6,105	137	105	6,347

For the twelve months ended December 31, 2024
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$166,152	$13,261	$15,077	$194,490
Less: Segment cost of sales	100,092	8,294	9,753	118,139
Less: Segment selling, general, and administrative expenses	52,815	4,269	5,127	62,211
Segment operating income	$13,245	$698	$197	$14,140
Interest expense				(2,083)
Interest income				141
Other (expense), net				95
Income before income taxes				$12,293
Assets	143,538	9,677	8,956	162,171
Additions to property, plant and equipment	6,866	197	85	7,148
Depreciation and amortization	5,663	350	56	6,069

The table below presents revenue by geographic area. Revenues are attributed to countries based on location of the customer.

(000’s omitted)

Revenues	2025	2024
United States	$164,071	$165,080
International:
Canada	15,128	13,261
Europe	16,271	15,077
Other	1,072	1,072
Total International	$32,471	$29,410
Total Revenues	$196,542	$194,490

The table below presents long-lived assets by geographic area. Long-lived assets are attributed to countries based on location of the asset.

(000’s omitted)

Long-lived assets	2025	2024
United States	$69,604	$62,499
International:
Canada	3,311	3,814
Europe	1,828	266
Other	60	130
Total International	$5,199	$4,210

Total Long-lived assets	$74,803	$66,709

11. Stock Option Plans

The Company grants stock options under the 2022 Employee Stock Option Plan (the “2022 Employee Plan”) and under the 2017 Non-Salaried Director Stock Option Plan (the “2017 Director Plan”). The Company also has one plan under which the Company no longer grants options but under which certain options remain outstanding: the 2012 Employee Stock Option Plan (the “2012 Employee Plan”).

The 2022 Employee Plan, which was approved by the stockholders of the Company at the April 20, 2022, Annual Meeting, provides for the issuance of incentive and non-qualified stock options at an exercise price equal to the fair market value of the Common Stock on the date the option is granted. The terms of the options granted are subject to the provisions of the 2022 Employee Plan. Options granted under the 2022 Employee Plan vest 25% one day after the first anniversary of the grant date and 25% one day after each of the next three anniversaries. As of December 31, 2025, the number of shares available for grant under the 2022 Employee Plan is 85,375. Under the terms of the 2022 Employee Plan, no option may be granted under that plan after the tenth anniversary of the adoption of the plan.

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

The 2017 Director Plan provides for the issuance of stock options for up to a total of 50,000 shares of the Company's common stock to non-salaried directors. Under the 2017 Director Plan, Directors elected after the effective date and at subsequent Annual Meetings who have not received any prior grants under the plan or previous plans shall receive an initial grant of an option to purchase 5,000 shares of Common Stock (the “Initial Option”). Each year, each elected non-salaried Director not receiving an Initial Option will receive an option to purchase 5,000 shares of Common Stock (the “Annual Option”). The Initial Option vests 25% on the date of grant and 25% on the anniversary of the grant date in each of the following 3 years. Each Annual Option becomes fully exercisable one day after the date of grant. The exercise price of each option granted equals the fair market value of the Common Stock on the date the option is granted and expires ten (10) years from the date of grant. The 2017 Director Plan provides that the Board of Directors has the authority to increase or decrease the number of shares of Common Stock which are the subject of the annual or initial option grants to directors. No options may be granted under the 2017 Director Plan after the tenth anniversary of the adoption of the Plan, i.e., after April 24, 2027. As of December 31, 2025, there were 25,000 shares available for grant under the 2017 Director Plan.

The Company’s stock option plans for both employees and directors permit options to be exercised on a net basis and receive either cash or shares of the Company’s Common Stock. Specifically, optionees may, at the time of exercise of an option and subject to the consent of the Company, elect either (i) to receive from the Company cash in an amount equal to the number of shares of Common Stock subject to the option (or portion thereof) that is being exercised multiplied by the excess of (a) the fair market value per share over (b) the exercise price per share of the option (a “net cash settlement”); or (ii) to make payment of the exercise price of the option by reduction in the number of shares of Common Stock otherwise deliverable upon exercise of such option by the number of shares having an aggregate fair market value equal to the total exercise price of the option (or portion thereof). In 2025 and 2024, the Company paid a total of approximately $680,977 and $415,900 respectively, to optionees who had elected a net cash settlement of their respective share options. In 2025 and 2024, the Company issued 23,725 and 37,944 shares, respectively, to optionees who had elected a net share settlement.

A summary of changes in options issued under the Company’s stock option plans follows:

	2025	2024
Options outstanding at the beginning of the year	1,403,090	1,598,761
Options granted	113,500	37,500
Options forfeited	(5,437)	(10,500)
Options exercised	(141,251)	(222,671)
Options outstanding at the end of the year	1,369,902	1,403,090
Options exercisable at the end of the year	1,140,156	1,126,972
Common stock available for future grants at the end of the year	110,375	223,875
Weighted average exercise price per share:
Granted	$40.91	$38.26
Forfeited	30.05	31.63
Exercised	23.58	21.87
Outstanding	29.33	27.82
Exercisable	28.12	26.61

A summary of options outstanding as December 31, 2025 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$19.23 to $22.86	285,954	3	$21.52	285,954	$21.52
$22.87 to $24.03	263,512	4	23.44	263,512	23.44
$24.04 to $29.91	241,187	4	27.31	208,941	27.00
$29.92 to $38.09	255,124	7	32.51	158,624	32.88
$38.10 to $39.56	324,125	7	40.03	223,125	39.78
	1,369,902			1,140,156

The weighted average remaining contractual life of all outstanding stock options is 5 years.

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

The assumptions used to value option grants for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Expected life in years	7	7
Interest rate	4.14%	3.85%
Volatility	0.448	0.455
Dividend yield	1.5%	1.5%

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 were $1,993,758 and $2,183,001, respectively. At December 31, 2025, there was approximately $2,512,218 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. As of December 31, 2025, the remaining unamortized expense is expected to be recognized over a weighted average period of 3 years.

The weighted average fair value at the date of grant for options granted during 2025 and 2024 was $18.34 and $17.16 per option, respectively. The aggregate intrinsic value of outstanding options was $12,548,823 and $13,865,264 at December 31, 2025 and 2024, respectively. The aggregate intrinsic value of exercisable options was $11,673,913 and $12,455,936 at December 31, 2025 and 2024, respectively. The aggregate intrinsic value of options exercised during 2025 and 2024 was $2,497,556 and $4,430,260, respectively.

A summary of the status of the Company’s non-vested options as of December 31, 2025 and 2024 follows:

For the twelve months ended December 31, 2025
	Number of Awards	Weighted Average Grant Date Fair Value
Unvested Outstanding, beginning of year	276,118	$12.91
Granted	113,500	18.34
Cancelled/Forfeited	(3,813)	12.00
Vested, outstanding shares	(156,059)	13.47
Unvested Outstanding, end of year	229,746	$15.23

For the twelve months ended December 31, 2024
	Number of Awards	Weighted Average Grant Date Fair Value
Unvested Outstanding, beginning of year	460,055	$11.81
Granted	37,500	17.16
Cancelled/Forfeited	(8,875)	12.00
Vested, outstanding shares	(212,562)	11.31
Unvested Outstanding, end of year	276,118	$12.91

12. Earnings Per Share

The calculation of earnings per share is as follows:

	2025	2024
Numerator:
Net income	$10,184,421	$10,022,351
Denominator:
Denominator for basic earnings per share:
Weighted average shares outstanding	3,787,284	3,700,568
Effect of diluted employee stock options	299,792	397,981
Denominator for dilutive earnings per share	4,087,076	4,098,549
Basic earnings per share	$2.69	$2.71
Diluted earnings per share	$2.49	$2.45

For 2025 324,125 stock options were excluded from diluted earnings per share calculations because they would have been anti-dilutive.

In 2024, all outstanding options were included in the calculation of diluted shares.

13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss follow:

Foreign currency translation adjustment
Balances, December 31, 2023	$(1,705,587)
Translation adjustment	(1,045,555)
Balances, December 31, 2024	$(2,751,142)
Translation adjustment	1,179,862
Balances, December 31, 2025	$(1,571,280)

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

Operating lease cost was $1.8 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, $0.8 million and $0.7 million, respectively, was included in cost of goods sold and $1.0 million, respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Information related to leases (dollars in 000’s):

	Year ended	Year ended
Operating cash flow information:	December 31, 2025	December 31, 2024
Operating lease cost	$1,765	$1,723
Operating lease - cash flow	$1,773	$1,763

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,537	$4,632

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	5.2 years	3.6
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancellable leases as of December 31, 2025:

(dollars in 000’s):

2026	$1,836
2027	1,680
2028	1,709
2029	997
2030	639
Thereafter	1,438
Total future minimum lease payments	$8,299
Less: imputed interest	(1,323)
Present value of lease liabilities - current	1,446
Present value of lease liabilities - non-current	$5,532

15. Business Combinations

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

The purchase price for the assets was $7,141,000. At closing, the Company paid $6,141,000 to Elite First Aid; the balance of the purchase price, $1,000,000, is subject to holdbacks as follows: (a) $500,000, the payment of which is contingent upon certain revenue milestones during any consecutive 12-month period from May 31, 2024 to December 31, 2025; and (b) $500,000, which is subject to a 13-month holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement. The acquired business did not meet the required milestones within the allowable period; therefore, the contingent amount was not payable. Accordingly, the Company reversed the related $500,000 liability.

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

On October 1, 2025, the Company's German subsidiary acquired the cutting and sharpening lines of business from Schmiedeglut GmbH for approximately $1.6 million.

Management has determined that providing supplemental pro forma financial information reflecting the combined results of operations as if the acquisition had occurred at the beginning of the prior period is not required, as the impact on the Company’s financial position and results of operations is not significant.

The results of Schmiedeglut have been included in the Company’s consolidated financial statements from the acquisition date forward, with no material impact on reported revenue or net income.

16. Commitments and Contingencies

There are no pending material legal proceedings to which the Company is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

17. Subsequent Event

On January 15, 2026, the Company announced that it had acquired the assets of SLED Distribution, LLC. (d/b/a “My Medic”), a leading supplier of tactical, trauma and emergency response products, primarily in the direct-to-consumer channel. My Medic is based in Utah.

The purchase price of the acquisition was $18.7 million. At closing, the Company paid $14.6 million to My Medic. The $4.1 million balance of the purchase price is subject to holdbacks as follows: (a) $1,000,000, the payment of which is contingent upon certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims which may be made under the Asset Purchase Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 11, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/CBIZ CPA's P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2008; such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024.

Hartford, Connecticut

March 11, 2026

PCAOB Firm ID #199

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Acme United Corporation

Opinion on Internal Control over Financial Reporting

We have audited Acme United Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated March 11, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ CBIZ CPA's P.C.

CBIZ CPAs P.C.

Hartford, Connecticut

March 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Acme United Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Acme United Corporation and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the 2024 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
•
We audited the assumption of revenue growth rates as follows: a) tested the first year of Elite First Aid, Inc.'s revenue projection by auditing its revenue that the Company recognized from the acquisition date through December 31, 2024; b) compared the assumption to both industry and comparable companies historical revenue and growth rates; and c) compared the assumption to the Company's historical revenue and growth rates.

/s/ Marcum LLP

We have served as the Company’s auditor from 2008 through 2025.

Boston, Massachusetts

March 6, 2025

PCAOB Firm ID #688

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants related to accounting and financial disclosures in 2025.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934) as of December 31, 2025. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

CBIZ, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, is included above under the heading Report of Independent Registered Public Accounting Firm.

Remediation

As previously reported, during the year ended December 31, 2024, management identified a material weakness in the Company’s internal control over financial reporting (ICFR) related to ineffective Information Technology General Controls (ITGCs) over logical security and privileged access management for a financially relevant system.

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

In response to the material weakness identified above, the Company implemented changes to its internal control over financial reporting. The changes included removing the privileged access for the one individual identified as well as further limiting users with privileged access to ensure proper segregation of duties. As a result, the Company concluded that the controls were appropriately designed and operating effectively and have concluded that the material weakness has been remediated as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting.

Except for factors pertaining to the remediation of the material weakness identified above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2025, to which this report relates, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding Directors, Executive Officers and Corporate Governance is incorporated herein by reference to the section entitled “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2026 Annual Meeting of Shareholders.

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

Information regarding compliance with Section 16(a) beneficial ownership reporting requirements and certain corporate governance matters is incorporated herein by reference to the sections entitled (i) “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, (ii) “Nominations for Directors”, and (iii) “Audit Committee” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is incorporated herein by reference to the information in the section entitled “Security Ownership of Directors and Officers” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated herein by reference to the information in the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2026 Annual Meeting of Shareholders.

Information regarding director independence is incorporated herein by reference to the section entitled “Independence Determinations” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2026 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section entitled “Fees to Auditors” contained in the Company’s Proxy Statement to be filed with the SEC in connection with its 2026 Annual Meeting of Shareholders.

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

Exhibit No.	Identification of Exhibit

3(i)	Re-Stated Certificate of Incorporation July 1, 2005 (2)

3(ii)	Bylaws (4)

4	Specimen of Common Stock certificate (18) (p)

4(vi)	Description of Common Stock (18)

10.4	Severance Pay Plan dated September 28, 2004* (14)

10.5(a)	Salary Continuation Plan dated September 28, 2004, as amended (3)*

10.7	2017 Non-Salaried Director Stock Option Plan (8)

10.8	Deferred Compensation Plan dated October 2, 2007* (15)

10.9(a)	2012 Acme United Employee Stock Option Plan (10)

10.9(b)	Amendment to the 2012 Acme United Employee Stock Option Plan* (11)

10.10(a)	Revolving Loan Agreement with HSBC, dated April 5, 2012 (12)

10.10(b)	Amendment No. 1 to Revolving Loan Agreement with HSBC (13)

10.10(c)	Amended and restated secured revolving note (13)

10.10(d)	Amendment No. 2 to Revolving Loan Agreement with HSBC dated October 2013 (14)

10.10(e)	Amendment No. 4 to Revolving Loan Agreement with HSBC dated May 6, 2016 (11)

10.10(f)	Second amended and restated secured revolving note (11)

10.10(g)	Amendment No. 5 to Revolving Loan Agreement with HSBC dated January 2017 (15)

10.10(h)	Amendment No. 6 to Revolving Loan Agreement with HSBC dated March 2018 (19)

10.10(i)	Amendment No. 7 to Revolving Loan Agreement with HSBC dated March 2018 (19)
10.10(j)	Amendment No. 8 to Revolving Loan Agreement with HSBC dated March 2018 (19)
10.10(j)	Amendment No. 9 to Revolving Loan Agreement with HSBC dated November 2022 (20)

10.11	Change in Control Plan as amended dated February 24, 2011* (16)
19	Insider Trading Policy
21	Subsidiaries of the Registrant

23.1	Consent of CBIZ CPA's P.C., Independent Registered Public Accounting Firm

23.2	Consent of Marcum LLP., Independent Registered Public Accounting Firm
31.1	Certification of Walter Johnsen pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Paul Driscoll pursuant to Rule 13a-14(a) and 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Walter Johnsen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Driscoll pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, has been formatted in Inline XBRL.

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
(6)
Previously filed in the Company’s Form 8-K filed on December 21, 2010.
(7)
Previously filed as an exhibit to the Company’s Form 10-K filed on March 17, 2005.
(8)
Previously filed as an exhibit to the Company’s Proxy Statement filed on March 22, 2017.
(9)
Previously filed as an exhibit to the Company’s Form 10-K filed on March 12, 2008.
(10)
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
(15)
Previously filed as an exhibit to the Company’s Form 10-Q filed on August 4, 2017.
(16)
Previously filed as an exhibit to the Company’s Form 10-K filed on March 11, 2011.
(17)
Previously filed as an exhibit to the Company’s Form 10-K filed in 1971.
(18)
Previously filed as an exhibit to the Company’s Form 10-K filed on March 31, 2021.
(19)
Previously filed as an exhibit to the Company’s Form 10-Q filed on August 8, 2022.
(20)
Previously filed as an exhibit to the Company’s Form 10-Q filed on November 9, 2022.

Item 16. Form 10-K Summary

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2026.

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