Form 10-Q
period 2026-03-31
ACME UNITED CORP
filed 2026-05-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Registrant had 3,810,359 shares of its $2.50 par value Common Stock outstanding as of April 30, 2026.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,196	$3,596
Accounts receivable, less allowance for credit losses of $527 in 2026 and $494 in 2025	33,511	29,098
Inventories	63,386	59,852
Prepaid expenses and other current assets	4,518	3,649
Total current assets	105,611	96,195
Property, plant and equipment:
Land	3,487	3,487
Buildings	24,051	24,051
Machinery and equipment	45,339	43,462
	72,877	71,000
Less: accumulated depreciation	33,582	32,459
Net property, plant and equipment	39,295	38,541

Operating lease right-of-use asset, net	6,408	6,881
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	34,021	19,473
Total assets	$195,243	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$7,654	$8,065
Operating lease liability - current portion	1,373	1,446
Current portion of mortgage payable	458	454
Other current liabilities	13,619	12,906
Total current liabilities	23,104	22,871
Non-current liabilities:
Long-term debt	33,030	11,853
Mortgage payable, net of current portion	9,362	9,432
Operating lease liability - non-current portion	5,176	5,532
Deferred income taxes	3,685	3,685
Other non-current liabilities	4,159	14
Total liabilities	78,516	53,387

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,355,231 shares issued and 3,810,359 shares outstanding in 2026 and
5,351,596 shares issued and 3,806,724 shares outstanding in 2025	13,388	13,379
Additional paid-in capital	18,451	19,506
Retained earnings	102,668	102,293
Treasury stock, at cost - 1,544,872 shares in 2026 and 2025	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,784)	(1,571)
Total stockholders’ equity	116,727	117,611
Total liabilities and stockholders’ equity	$195,243	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$52,301	$45,958
Cost of goods sold	31,516	28,041

Gross profit	20,785	17,917

Selling, general and administrative expenses	19,039	15,491
Operating income	1,746	2,426

Non-operating items:
Interest expense, net	486	397
Other expense (income) , net	16	(90)
Income before income tax expense	1,244	2,119
Income tax expense	259	466
Net income	$985	$1,653

Basic earnings per share	$0.26	$0.44

Diluted earnings per share	$0.24	$0.41

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,808	3,754
Weighted average number of dilutive stock options outstanding	348	311
Denominator used for diluted per share computations	4,156	4,065

Dividends declared per share	$0.16	$0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$985	$1,653
Other comprehensive (loss) income:
Foreign currency translation adjustment	(213)	261
Comprehensive income	$772	$1,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended March 31, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						1,653	1,653
Other comprehensive income					261		261
Stock compensation expense				413			413
Distributions to stockholders						(563)	(563)
Cash settlement of stock options				(463)			(463)
March 31, 2025	3,754,498	13,248	$(15,996)	17,931	(2,490)	95,588	108,281

For the three months ended March 31, 2026

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2025	3,806,724	$13,379	$(15,996)	$19,506	$(1,571)	$102,293	$117,611
Net income						985	985
Other comprehensive (loss)					(213)		(213)
Stock compensation expense				319			319
Distributions to stockholders						(610)	(610)
Issuance of common stock	2,876	7		90			97
Cash settlement of stock options				(1,462)			(1,462)
Net share settlement of stock options	759	2		(2)			(0)
March 31, 2026	3,810,359	13,388	$(15,996)	18,451	(1,784)	102,668	116,727

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$985	$1,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,156	863
Amortization of intangible assets	815	638
Non-cash lease adjustment	46	(2)
Stock compensation expense	319	413
Provision for credit losses	30	8
Provision for excess and obsolete inventory	-	140
Amortization of deferred financing costs	30	10
Changes in operating assets and liabilities:
Accounts receivable	(4,166)	(2,468)
Inventories	(1,068)	(941)
Prepaid expenses and other assets	(638)	(725)
Accounts payable	(794)	(1,798)
Other accrued liabilities	1,052	(1,128)
Total adjustments	(3,218)	(4,990)
Net cash used in operating activities	(2,233)	(3,337)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,889)	(1,353)
Acquisition of My Medic	(14,412)	-
Net cash used in investing activities	(16,301)	(1,353)

Cash flows from financing activities:
Net borrowings of long-term debt	21,159	2,816
Cash settlement of stock options	(1,462)	(463)
Repayments on mortgage	(77)	(99)
Proceeds from issuance of common stock	97	-
Distributions to shareholders	(610)	(563)
Net cash provided by financing activities	19,107	1,691

Effect of exchange rate changes on cash and cash equivalents	27	46
Net change in cash and cash equivalents	600	(2,953)

Cash and cash equivalents at beginning of period	3,596	6,399

Cash and cash equivalents at end of period	$4,196	$3,446

Supplemental cash flow information:
Cash paid for income taxes	$80	$85
Cash paid for interest	$380	$368

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows of Acme United Corporation (the “Company”). These adjustments are of a normal, recurring nature. However, the financial statements do not include all the disclosures normally required by accounting principles generally accepted in the United States or those normally made in the Company's Annual Report on Form 10-K. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for such disclosures. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet as of that date. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K.

The Company has evaluated events and transactions subsequent to March 31, 2026 and through the date these condensed consolidated financial statements were issued.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion) included in certain expense captions presented on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is evaluating the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended March 31, 2026

	United States	Canada	Europe	Total
First Aid and Medical	$33,581	$2,999	$492	$37,072
Cutting and Sharpening	10,187	701	4,341	15,229
Total Net Sales	$43,768	$3,700	$4,833	$52,301

For the three months ended March 31, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$28,164	$2,514	$325	$31,003
Cutting and Sharpening	10,958	671	3,326	14,955
Total Net Sales	$39,122	$3,185	$3,651	$45,958

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A. (“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, the Company entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends, share repurchases and other business activities. Under the Loan Agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2026, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of March 31, 2026 and December 31, 2025, the Company had outstanding borrowings under the Loan Agreement of $33,034,000 and $11,863,000, excluding deferred financing costs of $4,000 and $10,299, respectively.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a mortgage with HSBC at a fixed interest rate of 3.8%. The Company entered into the agreement on December 1, 2021. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of March 31, 2026 and December 31, 2025, long-term debt related to the mortgage consisted of the following (amounts in ‘000’s):

	March 31, 2026	December 31, 2025

Mortgage payable - HSBC Bank N.A.	$9,906	$9,976
Less debt issuance costs	(86)	(90)
	9,820	9,886
Less current maturities	458	454
Long-term mortgage payable less current maturities	$9,362	$9,432

During the three months ended March 31, 2026, the Company issued a total of 2,876 shares of common stock and received aggregate proceeds of $97,000 upon exercise of employee stock options. During the three months ended March 31, 2026, the Company paid approximately $1,462,000 to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. In addition, during the three months ended March 31, 2026, the Company issued a total of 759 shares of common stock to optionees who had elected (subject to the approval of the Company) a net share settlement of certain of their respective options.

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

The following tables sets forth certain financial data by segment for the three months ended March 31, 2026 and 2025:

For the three months ended March 31, 2026
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$43,768	$3,700	$4,833	$52,301
Less: Segment cost of sales	26,659	2,135	2,722	31,516
Less: Segment selling, general, and administrative expenses	16,070	1,318	1,651	19,039
Segment operating income	$1,039	$247	$460	$1,746
Interest expense, net				(486)
Other expense, net				(16)
Income before income taxes				$1,244
Assets	171,504	10,766	12,973	195,243
Additions to property, plant and equipment	1,824	4	61	1,889
Depreciation and amortization	1,882	27	62	1,971

For the three months ended March 31, 2025
(amounts in 000's)
	United States	Canada	Europe	Total
Net Sales	$39,122	$3,185	$3,651	$45,958
Less: Segment cost of sales	23,700	1,985	2,356	28,041
Less: Segment selling, general, and administrative expenses	13,063	1,159	1,269	15,491
Segment operating income	$2,359	$41	$26	$2,426
Interest expense, net				(397)
Other income, net				90
Income before income taxes				$2,119
Assets	143,808	9,713	9,518	163,039
Additions to property, plant and equipment	1,334	18	1	1,353
Depreciation and amortization	1,444	44	12	1,501

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $319,000 for the three months ended March 31, 2026, compared to approximately $413,000 for the three months ended March 31, 2025.

As of March 31, 2026, there was a total of $3,328,608 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

Operating lease cost was $0.5 million for the three months ended March 31, 2026, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	March 31, 2026	March 31, 2025
Operating lease cost	$513	$461
Operating lease - cash flow	$468	$464

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term	6.0 years	4.0 years
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancelable leases as of March 31, 2026:

2026 (remaining)	1,357
2027	1,668
2028	1,697
2029	993
2030	639
Thereafter	1,438
Total future minimum lease payments	$7,792
Less: imputed interest	(1,243)
Present value of lease liabilities - current	1,373
Present value of lease liabilities - non-current	$5,176

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	March 31,	December 31,
	2026	2025
Customer rebates	$7,543	$6,863
Holdback Liability - My Medic asset acquisition	3,143	—
Accrued compensation	2,487	2,950
Contingent liability - My Medic asset acquisition	1,000	—
Dividend payable	610	609
Other	2,995	2,498
Total:	$17,778	$12,920

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	March 31,	December 31,
	2026	2025
Tradename	$12,909	$12,909
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
My Medic intangible assets	15,409	-
Subtotal	53,371	37,962
Less: Accumulated amortization	19,281	18,465
Translation adjustments	(69)	(24)
Intangible assets	$34,021	$19,473
Goodwill	$9,908	$9,908
Total:	$43,929	$29,381

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

11. Inventories

Inventories consisted of (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$49,937	$44,751
Work in process	395	305
Materials and supplies	13,054	14,796
	$63,386	$59,852

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

12. Business Combination

On January 15, 2026, the Company acquired the assets of SLED Distribution, LLC. (d/b/a "My Medic"), a leading supplier of tactical, trauma and emergency response products, primarily in the direct-to-consumer channel, pursuant to an Asset Purchase agreement of the same date.

The purchase price of the acquisition was $18.6 million. At closing, the Company paid $14.4 million in cash to My Medic. Payment of the $4.1 million balance of the purchase price is subject to certain contingencies as follows: (a) $1,000,000, the payment of which is contingent upon the achievement of certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement, which claims must be made within various time periods depending on the nature of the claim. The $3.1 million holdback and $1.0 million contingent payment are reported in other long term liabilities on the condensed consolidated balance sheet.

The preliminary purchase price was allocated to assets acquired as follows (in thousands):

Assets:
Accounts Receivable	$238
Inventory	2,662
Prepaid Expense	223
Property, Plant & Equipment	21
Intangibles	15,409
Total assets	$18,553

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s United States operating segment. Management’s assessment of the fair values of assets acquired and liabilities assumed, including identifiable intangible assets and goodwill, is preliminary and subject to change during the measurement period (which will not exceed one year from the acquisition date). Adjustments to the preliminary allocation may result from additional information obtained regarding facts and circumstances that existed as of the acquisition date

.

The results of My Medic have been included in the Company’s condensed consolidated financial statements since the acquisition date. For the three months ended March 31, 2026, My Medic contributed revenue of $3.4 million.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of volatility in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) international trade policies of the United States or foreign governments and their impact on demand for our products and our competitive position, including the imposition of new tariffs, changes in existing tariff rates or the threat of any such action; (iv) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Iran and elsewhere in the Middle East and Ukraine; (v) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (vi) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (vii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (viii) changes in client needs and consumer spending habits; (ix) currency fluctuations; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; ; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2025 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Traditionally, the Company’s sales and profits are stronger in the second and third quarters and weaker in the first and fourth quarters of the fiscal year, due to the seasonal nature of the Westcott back-to-school market.

Net sales

Consolidated net sales for the three months ended March 31, 2026 were $52,301,000 compared to $45,958,000 in the same period in 2025, an increase of 14%. Excluding the incremental sales resulting from the acquisition of the assets of My Medic on January 15, 2026, comparable sales increased 6%.

Net sales in the U.S. for the three months ended March 31, 2026 increased 12% compared to the same period in 2025. The increase in net sales for the three months ended March 31, 2026 was primarily due to increased sales of first aid and medical products and additional sales resulting from the acquisition of the assets of My Medic.

Net sales in Canada for the three months ended March 31, 2026 increased 16% in U.S. dollars and 11% in local currency compared to the same period in 2025 due to higher sales of first aid products.

European net sales for the three months ended March 31, 2026 increased 32% in U.S. dollars and 19% in local currency compared to the same period in 2025 primarily due to higher ecommerce sales and additional sales resulting from the acquisition of the cutting and sharpening line of products on October 1, 2025.

Gross profit

Gross profit for the three months ended March 31, 2026 was $20,785,000 (39.7% of net sales) compared to $17,917,000 (39.0% of net sales) in the same period in 2025.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2026 were $19,039,000 (36.4% of net sales) compared with $15,491,000 (33.7% of net sales) in the same period in 2025, an increase of $3,548,000. The increase in SG&A expenses was primarily due to the acquisition of the assets of My Medic as well as higher personnel related expenses.

Operating income

Operating income for the three months ended March 31, 2026 was $1,746,000 compared with $2,426,000 in the same period of 2025.

Operating income in the U.S. segment decreased by $1,320,000 for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in operating income for the three months ended March 31, 2026 was primarily due to higher cost of sales and increased operating expenses as a result of higher tariff-related costs and investments in enhanced quality assurance protocols at the Med-Nap facility, together with rising employee healthcare expenses. Tariff expenses were recognized during the first quarter as the Company sold inventory that had been subject to the high tariff rates imposed in 2025.

Operating income in the Canadian segment increased by $206,000 for the three months ended March 31, 2026, compared to the same period in 2025. The increase in operating income for the three months ended March 31, 2026 was primarily due to higher sales of first aid products.

Operating income in the European segment increased by $434,000 for the three months ended March 31, 2026, compared to the same period in 2025. The increase in operating income for the three months ended March 31, 2026 was primarily due to higher sales.

Interest expense, net

Interest expense, net for the three months ended March 31, 2026 was $486,000 compared with $397,000 in the same period of 2025, an $89,000 increase. The increase in interest expense for the three months ended March 31, 2026 resulted from higher average outstanding borrowings partially offset by lower average interest rates on the debt outstanding.

Other income (expense), net

Other expense, net was $16,000 in the three months ended March 31, 2026 compared to other income of $90,000 in the same period of 2025.

Income taxes

The effective income tax rate for the three months ended March 31, 2026 was 21% compared to 22% in the same period of 2025.

Financial Condition

Liquidity and Capital Resources

During the first three months of 2026, working capital increased approximately $9.2 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 2.0 at March 31, 2026 and December 31, 2025. Receivables increased approximately $4.4 million at March 31, 2026 compared to December 31, 2025. The average number of days sales outstanding in accounts receivable was 51 days at March 31, 2026 compared to 54 days at December 31, 2025. Accounts payable and other current liabilities increased by approximately $0.3 million at March 31, 2026 compared to December 31, 2025.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2026	2025
Working capital	$82,507	$73,324
Current ratio	4.57	4.21
Long term debt to equity ratio	36.3%	18.1%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank, N.A. and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, the Company entered into Amendment No. 11 to the Loan Agreement. Amendment No. 11 extends the scheduled maturity of the $65 million dollar secured revolving credit facility under the Loan Agreement to May 31, 2027. The Loan Agreement provides for borrowings of up to $65 million, at an interest rate of SOFR plus 1.75%; interest is payable monthly. The Loan Agreement has an expiration date of May 31, 2027. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends share repurchases and other business activities. Under the revolving loan agreement, the Company is required to maintain specific amounts of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of March 31, 2026, the Company was in compliance with the covenants under the revolving loan agreement as then in effect.

During the first three months of 2026, total debt outstanding under the Company’s revolving credit facility increased by approximately $21.2 million, compared to total debt thereunder at December 31, 2025. As of March 31, 2026, $33,034,000 was outstanding and $31,966,000 was available for borrowing under the Company’s credit facility.

On January 15, 2026, the Company acquired the assets of SLED Distribution, LLC. (d/b/a "My Medic") a leading supplier of tactical, trauma and emergency response products sold primarily through the direct-to-consumer channel, for approximately $18.7 million,

On July 15, 2025, the Company purchased a manufacturing and distribution center in Mt. Pleasant, TN for approximately $6.0 million. The property consists of 77,000 square feet of manufacturing and warehouse space on 12 acres and is designed to be expanded by up to an additional 60,000 square feet. The facility is used primarily to manufacture our Spill Magic line of bodily fluid and spill clean up solutions.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC Bank, N.A. at a rate of 3.8%. The Company entered into the mortgage loan agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At March 31, 2026, there was approximately $9.9 million outstanding on the mortgage.

Our operations, supply chains, and financial performance are impacted by evolving global trade policies and tariffs, and geopolitical tensions and wars, including ongoing conflicts and instability in the Middle East. In particular, our global operations and international sales expose us to risks associated with trade conflicts between the United States and other governments, as well as broader regional instability in the Middle East that can disrupt global shipping routes and energy markets. These factors have resulted in and could continue to result in inflationary costs to produce and sell our products, both domestically and in foreign markets.

The higher tariff expenses during the first quarter of 2026 resulted from the Company selling inventory that had been subject to high tariff rates imposed in 2025. We expect that the impact of tariffs on the Company will gradually lessen over the balance of 2026 as the Company begins to sell inventory subject to lower tariffs set in November 2025 and February 2026. In addition, we have commenced purchasing a total of approximately $10 million of inventory for delivery in the second and third quarters of 2026 to mitigate the potential shortages or price increases as a result of the war in Iran or other regional conflicts.

We have been actively diversifying our supply base for many years and source products and components in a number of countries. A significant portion of the products we sell (and components used in our products) are sourced from suppliers located in China. The United States government has imposed, and may continue to impose or adjust, significant tariffs on a range of Chinese goods. These tariffs have increased our costs of goods sold and could further escalate depending on changes in trade policy, negotiations, or retaliatory measures by China or by other countries similarly impacted. The indirect impact on demand for our products as a result of these developments has become more uncertain. The Company has taken and continues to take steps to mitigate the potential impact on our business and operations through strategic sourcing adjustments, price adjustments and supply chain diversification, but such efforts have not been able to fully mitigate the effects of the imposition of tariffs and related developments. Any further increases of existing tariffs, the imposition of new tariffs, the potential modifications to existing trade agreements, new restrictions on free trade and the responses by other governments to changes in trade policy by the United States may further adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

There are no pending material legal proceedings to which the registrant is a party, or, to the actual knowledge of the Company, contemplated by any governmental authority.

Item 1A — Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Dated: May 6, 2026

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: May 6, 2026