Form 10-Q
period 2026-06-30
ACME UNITED CORP
filed 2026-08-06
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Registrant had 3,833,823 shares of its $2.50 par value Common Stock outstanding as of August 1, 2026.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,041	$3,596
Accounts receivable, less allowance for credit losses of $564 in 2026 and $494 in 2025	38,726	29,098
Inventories	64,099	59,852
Prepaid expenses and other current assets	4,465	3,649
Total current assets	112,331	96,195
Property, plant and equipment:
Land	3,486	3,487
Buildings	24,436	24,051
Machinery and equipment	45,966	43,462
	73,888	71,000
Less: accumulated depreciation	34,671	32,459
Net property, plant and equipment	39,217	38,541

Operating lease right-of-use asset, net	6,001	6,881
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	33,188	19,473
Total assets	$200,645	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$14,151	$8,065
Operating lease liability - current portion	1,330	1,446
Current portion of mortgage payable	463	454
Other current liabilities	18,870	12,906
Total current liabilities	34,814	22,871
Non-current liabilities:
Long-term debt	22,637	11,853
Mortgage payable, net of current portion	9,229	9,432
Operating lease liability - non-current portion	4,821	5,532
Deferred income taxes	3,685	3,685
Other non-current liabilities	4,157	14
Total liabilities	79,343	53,387

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,378,695 shares issued and 3,833,823 shares outstanding in 2026 and
5,351,596 shares issued and 3,806,724 shares outstanding in 2025	13,447	13,379
Additional paid-in capital	18,734	19,506
Retained earnings	107,103	102,293
Treasury stock, at cost - 1,544,872 shares in 2026 and 2025	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(1,986)	(1,571)
Total stockholders’ equity	121,302	117,611
Total liabilities and stockholders’ equity	$200,645	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$62,716	$53,996	$115,017	$99,954
Cost of goods sold	36,028	31,847	67,544	59,888

Gross profit	26,688	22,149	47,473	40,066

Selling, general and administrative expenses	19,858	15,759	38,899	31,250
Operating income	6,830	6,390	8,574	8,816

Non-operating items:
Interest expense, net	532	401	1,018	798
Other (income) expense, net	(5)	(99)	11	(188)
Income before income tax expense	6,303	6,088	7,545	8,206
Income tax expense	1,252	1,336	1,511	1,802
Net income	$5,051	$4,752	$6,034	$6,404

Basic earnings per share	$1.32	$1.26	$1.58	$1.70

Diluted earnings per share	$1.22	$1.16	$1.46	$1.57

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,820	3,785	3,815	3,772
Weighted average number of dilutive stock options outstanding	321	319	323	298
Denominator used for diluted per share computations	4,141	4,104	4,138	4,070

Dividends declared per share	$0.16	$0.16	$0.32	$0.31

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$5,051	$4,752	$6,034	$6,404
Other comprehensive (loss) income:
Foreign currency translation adjustment	(202)	782	(415)	1,043
Comprehensive income	$4,849	$5,534	$5,619	$7,447

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended June 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
March 31, 2025	3,754,498	$13,248	$(15,996)	$17,931	$(2,490)	$95,588	$108,281
Net income						4,752	4,752
Other comprehensive income					782		782
Stock compensation expense				374			374
Distributions to stockholders						(609)	(609)
Issuance of common stock	25,126	$63		539			602
Cash settlement of stock options				(105)			(105)
Net share settlement of stock options	19,628	49		(404)			(355)
June 30, 2025	3,799,252	13,360	$(15,996)	18,335	(1,708)	99,731	$113,722

For the three months ended June 30, 2026

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
March 31, 2026	3,810,359	$13,388	$(15,996)	$18,451	$(1,784)	$102,668	$116,727
Net income						5,051	5,051
Other comprehensive (loss)					(202)		(202)
Stock compensation expense				370			370
Distributions to stockholders						(616)	(616)
Issuance of common stock	12,453	31		336			368
Net share settlement of stock options	11,011	28		(423)			(395)
June 30, 2026	3,833,823	13,447	$(15,996)	18,734	(1,986)	107,103	$121,302

For the six months ended June 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						6,404	6,404
Other comprehensive income					1,043		1,043
Stock compensation expense				787			787
Distributions to shareholders						(1,171)	(1,171)
Issuance of common stock	25,126	63		539			602
Cash settlement of stock options				(568)			(568)
Net share settlement of stock options	19,628	49		(404)			(355)
June 30, 2025	3,799,252	$13,360	$(15,996)	$18,335	$(1,708)	$99,731	$113,722

For the six months ended June 30, 2026

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2025	3,806,724	$13,379	$(15,996)	$19,506	$(1,571)	$102,293	$117,611
Net income						6,034	6,034
Other comprehensive loss					(415)		(415)
Stock compensation expense				689			689
Distributions to shareholders						(1,224)	(1,224)
Issuance of common stock	15,329	38		426			464
Cash settlement of stock options				(1,462)			(1,462)
Net share settlement of stock options	11,770	30		(425)			(395)
June 30, 2026	3,833,823	$13,447	$(15,996)	$18,734	$(1,986)	$107,103	$121,302

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,034	$6,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,297	1,766
Amortization of intangible assets	1,621	1,258
Non-cash lease adjustment	56	(10)
Stock compensation expense	689	787
Provision for credit losses	60	12
Provision for excess and obsolete inventory	-	140
Amortization of deferred financing costs	30	20
Changes in operating assets and liabilities:
Accounts receivable	(9,349)	(7,764)
Inventories	(1,911)	(362)
Prepaid expenses and other assets	(592)	370
Accounts payable	5,668	1,056
Other accrued liabilities	6,284	(679)
Total adjustments	4,853	(3,406)
Net cash provided by operating activities	10,887	2,998

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,957)	(2,973)
Acquisition of My Medic Assets	(14,412)	-
Net cash used in investing activities	(17,369)	(2,973)

Cash flows from financing activities:
Net borrowings of long-term debt	10,766	(1,266)
Tax withholding on net share settlement of stock options	(395)	(355)
Cash settlement of stock options	(1,462)	(568)
Repayments on mortgage	(205)	(205)
Proceeds from issuance of common stock	464	602
Distributions to shareholders	(1,219)	(1,171)
Net cash provided by financing activities	7,949	(2,963)

Effect of exchange rate changes on cash and cash equivalents	(22)	180
Net change in cash and cash equivalents	1,445	(2,758)

Cash and cash equivalents at beginning of period	3,596	6,399

Cash and cash equivalents at end of period	$5,041	$3,641

Supplemental cash flow information:
Cash paid for income taxes	$125	$206
Cash paid for interest	$928	$778

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

The Company has evaluated events and transactions subsequent to June 30, 2026 and through the date these condensed consolidated financial statements were issued.

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

Practical Expedient Usage and Accounting Policy Elections

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient in ASC 606-10-32-18, applicable to such contracts and does not consider the time value of money in relation to significant financing components. The effect of applying this practical expedient election did not have an impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended June 30, 2026

	United States	Canada	Europe	Total
First Aid and Medical	$38,379	$3,856	$454	$42,689
Cutting and Sharpening	14,362	1,411	4,254	20,027
Total Net Sales	$52,741	$5,267	$4,708	$62,716

For the three months ended June 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$30,870	$3,570	$360	$34,800
Cutting and Sharpening	14,121	1,628	3,447	19,196
Total Net Sales	$44,991	$5,198	$3,807	$53,996

For the six months ended June 30, 2026

	United States	Canada	Europe	Total
First Aid and Medical	$71,960	$6,855	$945	$79,760
Cutting and Sharpening	24,550	2,112	8,595	35,257
Total Net Sales	$96,510	$8,967	$9,540	$115,017

For the six months ended June 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$59,034	$6,084	$685	$65,803
Cutting and Sharpening	25,079	2,299	6,773	34,151
Total Net Sales	$84,113	$8,383	$7,458	$99,954

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A. (“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, the Company entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the "Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends, share repurchases and other business activities. Under the Loan Agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2026, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of June 30, 2026 and December 31, 2025, the Company had outstanding borrowings under the Loan Agreement of $22,637,000 and $11,863,000, excluding deferred financing costs of $0 and $10,299, respectively.

On July 15, 2026 the Company entered into a new $65 million syndicated credit facility with HSBC and City National Bank, a U.S. subsidiary of Royal Bank of Canada. The new facility replaces the Company’s prior $65 million credit facility with HSBC that was scheduled to expire on May 31, 2027. Refer to Note 13, "Subsequent Events" for additional information regarding the new credit facility.

On December 1, 2021 the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of June 30, 2026 and December 31, 2025, long-term debt related to the mortgage consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025

Mortgage payable - HSBC	$9,775	$9,976
Less debt issuance costs	(82)	(90)
	9,693	9,886
Less current maturities	463	454
Long-term mortgage payable less current maturities	$9,230	$9,432

During the three and six months ended June 30, 2026, the Company issued a total of 12,453 and 15,329 shares of common stock and received aggregate proceeds of $368,000 and $464,000, respectively, upon exercise of employee stock options. During the six months ended June 30, 2026 the Company paid approximately $1,462,000, to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. Also, during the three and six months ended June 30, 2026, the Company issued a total of 11,011 and 11,770 shares of common stock, respectively, to optionees who had elected a net share settlement of certain of their respective options.

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

The following tables set forth certain financial data by segment for the three and six months ended June 30, 2026 and 2025:

For the three months ended June 30, 2026
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$52,742	$5,267	$4,707	$62,716
Less: Segment cost of sales	30,423	2,858	2,747	36,028
Less: Segment selling, general, and administrative expenses	16,729	1,526	1,603	19,858
Segment operating income	$5,590	$883	$357	$6,830
Interest expense, net				(532)
Other income, net				5
Income before income taxes				$6,303
Assets	175,345	11,689	13,611	200,645
Additions to property, plant and equipment	940	129	—	1,069
Depreciation and amortization	1,857	28	62	1,947

For the three months ended June 30, 2025
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$44,991	$5,198	$3,807	$53,996
Less: Segment cost of sales	26,290	2,988	2,569	31,847
Less: Segment selling, general, and administrative expenses	13,087	1,338	1,334	15,759
Segment operating income	$5,614	$872	$(96)	$6,390
Interest expense, net				(401)
Other income, net				99
Income before income taxes				$6,088
Assets	147,894	11,864	11,111	170,869
Additions to property, plant and equipment	1,596	12	12	1,620
Depreciation and amortization	1,478	31	14	1,523

For the six months ended June 30, 2026
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$96,510	$8,967	$9,540	$115,017
Less: Segment cost of sales	57,081	4,994	5,469	67,544
Less: Segment selling, general, and administrative expenses	32,800	2,845	3,254	38,899
Segment operating income	$6,629	$1,128	$817	$8,574
Interest expense				(1,084)
Interest income				66
Other expense, net				(11)
Income before income taxes				$7,545
Assets	175,345	11,689	13,611	200,645
Additions to property, plant and equipment	2,764	133	60	2,957
Depreciation and amortization	3,739	55	124	3,918

For the six months ended June 30, 2025
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$84,113	$8,383	$7,458	$99,954
Less: Segment cost of sales	49,990	4,973	4,925	59,888
Less: Segment selling, general, and administrative expenses	26,150	2,497	2,603	31,250
Segment operating income	$7,973	$913	$(70)	$8,816
Interest expense				(798)
Other income, net				188
Income before income taxes				$8,206
Assets	147,894	11,864	11,111	170,869
Additions to property, plant and equipment	2,932	30	11	2,973
Depreciation and amortization	2,922	75	27	3,024

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $370,000 and $689,000 for the three and six months ended June 30, 2026, respectively, compared to approximately $374,000 and $787,000 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there was a total of $2,959,546 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

Operating lease cost was $0.5 million for the three months ended June 30, 2026, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses. Operating lease cost was $1.0 million for the six months ended June 30, 2026, of which $0.4 million was included in cost of goods sold and $0.6 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	June 30, 2026	June 30, 2025
Operating lease cost	$517	$484
Operating lease - cash flow	$509	$492

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$3,454

	Six Months Ended	Six Months Ended
Operating cash flow information:	June 30, 2026	June 30, 2025
Operating lease cost	$1,030	$945
Operating lease - cash flow	$976	$956

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$-	$3,454

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term	5.0 years	6.0 years
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancelable leases as of June 30, 2026:

2026 (remaining)	883
2027	1,653
2028	1,681
2029	987
2030	639
Thereafter	1,438
Total future minimum lease payments	$7,281
Less: imputed interest	(1,130)
Present value of lease liabilities - current	1,330
Present value of lease liabilities - non-current	$4,821

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	June 30,	December 31,
	2026	2025
Customer rebates	$6,768	$6,863
Tariff related	6,139	—
My Medic asset acquisition	4,143	—
Accrued compensation	2,643	2,950
Dividend payable	614	609
Other	2,720	2,498
Total:	$23,027	$12,920

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	June 30,	December 31,
	2026	2025
Tradename	$12,909	$12,909
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
My Medic intangible assets	15,409	-
Subtotal	53,371	37,962
Less: Accumulated amortization	20,086	18,465
Translation adjustments	(97)	(24)
Intangible assets, less accumulated amortization	$33,188	$19,473
Goodwill	$9,908	$9,908
Total:	$43,096	$29,381

The useful lives of the identifiable intangible assets range from 5 years to 15 years.

Management’s assessment of the fair values of identifiable intangible assets and goodwill, is preliminary and subject to change during the measurement period (which will not exceed one year from the acquisition date). Adjustments to the preliminary allocation may result from additional information obtained regarding facts and circumstances that existed as of the acquisition date.

11. Inventories

Inventories consisted of (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$51,114	$44,751
Work in process	398	305
Materials and supplies	12,587	14,796
	$64,099	$59,852

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

The purchase price of the acquisition was $18.5 million. At closing, the Company paid $14.4 million in cash to My Medic. Payment of the $4.1 million balance of the purchase price is subject to certain contingencies as follows: (a) $1,000,000, the payment of which is contingent upon the achievement of certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement, which claims must be made within various time periods depending on the nature of the claim. The $3.1 million holdback and $1.0 million contingent payment are reported in other long term liabilities on the condensed consolidated balance sheets.

The preliminary purchase price allocation is as follows (in thousands):

Assets:
Accounts Receivable	$238
Inventory	2,662
Prepaid Expense	223
Property, Plant & Equipment	21
Intangibles	15,409
Total assets	$18,553

The acquisition was accounted for as a business combination, pursuant to ASC 805 – Business Combinations. All assets acquired in the acquisition are included in the Company’s United States operating segment. Management’s assessment of the fair values of assets acquired and liabilities assumed, including identifiable intangible assets and goodwill, is preliminary and subject to change during the measurement period (which will not exceed one year from the acquisition date). Adjustments to the preliminary allocation may result from additional information obtained regarding facts and circumstances that existed as of the acquisition date.

The results of My Medic have been included in the Company’s condensed consolidated financial statements since the acquisition date. For the three and six months ended June 30, 2026, My Medic contributed revenue of $4.3 million and $7.7 million, respectively. The net income attributed to My Medic was immaterial to the financial statements for the three and six months ended June 30, 2026. As a direct-to-consumer seasonal business, My Medic has historically generated the majority of its profitability in the fourth quarter.

Assuming the assets of My Medic were acquired on January 1, 2025, unaudited pro forma combined net sales for the three and six months ended June 30, 2025 for the Company would have been approximately $58.6 million and $108.6 million, respectively.

13. Subsequent Events

On July 15, 2026 the Company entered into a new $65 million syndicated credit facility with HSBC and City National Bank, a U.S. subsidiary of Royal Bank of Canada. The new facility, which replaces the Company’s prior $65 million credit facility with HSBC that was scheduled to expire on May 31, 2027, is intended to provide liquidity for growth, acquisitions, dividends, and other business activities. The new Loan Agreement expires on July 15, 2029. HSBC serves as the administrative agent for the syndicate.

Borrowings bear interest at Term SOFR plus an applicable margin (ranging from 2.00%–2.75%) determined by the Company’s Net Funded Debt to EBITDA ratio. A commitment fee of 0.25% per annum accrues on unused commitments and is paid monthly. The Credit Agreement is secured by a first-priority lien on substantially all assets of the Company.

The new Loan Agreement contains customary affirmative and negative covenants, representations and warranties and other terms which are materially similar to those of the prior credit agreement. These provisions include the following quarterly financial maintenance covenants: (i) maximum Net Funded Debt to EBITDA ratio of 3.75 to 1.00 and (ii) minimum Fixed Charge Coverage Ratio of 1.10 to 1.00. It also contains customary events of default, including payment defaults, covenant breaches, cross-default with material indebtedness, bankruptcy events, and a change of control, upon which payment of outstanding amounts may be accelerated.

On July 15, 2026, the opening balance under the new credit facility was $28.5 million, an amount equal to the payoff amount paid by the Company to HSBC in connection with the termination of the former credit facility.

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

These risks and uncertainties include, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of volatility in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) international trade policies of the United States or foreign governments and their impact on demand for our products and our competitive position, including the imposition of new tariffs, changes in existing tariff rates or the threat of any such action; (iv) the continuing adverse impact of inflation, including product costs, transportation costs and interest rates; (v) currency fluctuations; (vi) potential adverse effects on the Company, its customers, and suppliers resulting from the wars in Ukraine and the Middle East; (vii) additional disruptions in the Company’s supply chains, whether caused by pandemics, natural disasters, including trucker shortages, port closures, port strikes or otherwise; (viii) labor related costs the Company has and may continue to incur, including costs of acquiring and training new employees and rising wages and benefits; (ix) changes in client needs and consumer spending habits; (x) the Company’s ability to effectively manage its inventory in a rapidly changing business environment; (xi) the impact of competition; (xii) the impact of technological changes including, specifically, the growth of online marketing and sales activity; (xiii) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; and (xiv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors described in Item 1A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and below under “Financial Condition”. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Net sales

Consolidated net sales for the three months ended June 30, 2026 were $62,716,000 compared to $53,996,000 in the same period in 2025, an increase of 16%. Consolidated net sales for the six months ended June 30, 2026 were $115,017,000 compared to $99,954,000 in the same period in 2025, an increase of 15%. Excluding the incremental sales resulting from the acquisition of the assets of My Medic on January 15, 2026, sales increased 8% and 7%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

Net sales in the U.S. for the three months ended June 30, 2026 increased 17% compared to the same period in 2025. Net sales in the U.S. for the six months ended June 30, 2026 increased 15% compared to the same period in 2025. The sales increases for the three and six months were due to strong sales across all product lines and contribution from the acquisition of the My Medic business.

Net sales in Canada for the three months ended June 30, 2026 increased 1% in U.S. dollars and 3% in local currency compared to the same period in 2025. Net sales in Canada for the six months ended June 30, 2026 increased 7% in U.S. dollars and 6% in local currency compared to the same period in 2025. The increases in net sales for both periods were due to higher sales of first aid products.

European net sales for the three months ended June 30, 2026 increased 24% in U.S. dollars and 19% in local currency compared to the same period in 2025. European net sales for the six months ended June 30, 2026 increased 28% in U.S. dollars and 19% in local currency compared to the same period in 2025. The sales increases for the three and six months were due primarily to higher ecommerce sales and contribution from the line of cutting and sharpening products acquired in Germany on October 1, 2025.

Gross profit

Gross profit for the three months ended June 30, 2026 was $26,688,000 (42.6% of net sales) compared to $22,149,000 (41.0% of net sales) in the same period in 2025. Gross profit for the six months ended June 30, 2026 was $47,473,000 (41.3% of net sales) compared to $40,066,000 (40.1% of net sales) in the same period of 2025. The increases for the three and six months were primarily due to the inclusion of the new My Medic direct to consumer business.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2026 were $19,858,000 (31.7% of net sales) compared with $15,759,000 (29.2% of net sales) in the same period in 2025, an increase of $4,099,000. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2026 were $38,899,000 (33.8% of net sales) compared with $31,250,000 (31.3% of net sales) in the same period in 2025, an increase of $7,649,000. The increases in SG&A expenses for the three and six months were primarily due to the acquisition of the assets of My Medic as well as higher personnel related expenses. The increase in SG&A expenses as a percentage of sales was due to the higher amount of advertising needed for the direct to consumer My Medic business.

Operating income

Operating income for the three months ended June 30, 2026 was $6,830,000 compared with $6,390,000 in the same period of 2025. Operating income for the six months ended June 30, 2026 was $8,574,000 compared with $8,816,000 in the same period of 2025. The decrease in operating income for the six months ended June 30, 2026 was primarily due to higher cost of sales. Tariff expenses were recognized during the first six months as the Company sold inventory that had been subject to the high tariff rates imposed in 2025.

Operating income in the U.S. segment decreased by $24,000 for the three months ended June 30, 2026 compared to the same period in 2025. Operating income in the U.S. segment decreased by $1,344,000 for the six months ended June 30, 2026 compared to the same period in 2025.

Operating income in the Canadian segment increased by $11,000 and $215,000 for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase in operating income for the three and six months ended June 30, 2026 was primarily due to higher sales of first aid products.

Operating income in the European segment increased by $453,000 for the three months ended June 30, 2026, compared to the same period in 2025. Operating income in the European segment increased by $887,000 for the six months ended June 30, 2026 compared to the same period in 2025. The increases in operating income for the three and six months ended June 30, 2026 were primarily due to higher sales.

Interest expense, net

Interest expense, net for the three months ended June 30, 2026 was $532,000 compared with $401,000 in the same period of 2025, a $131,000 increase. Interest expense, net for the six months ended June 30, 2026 was $1,018,000 compared with $798,000 in the same period of 2025, a $220,000 increase. The increase in interest expense for the three and six months ended June 30, 2026 resulted from higher average outstanding borrowings.

Other income (expense), net

Other income, net was $5,000 in the three months ended June 30, 2026 compared to $99,000 in the same period of 2025. Other expense, net was $11,000 in the six months ended June 30, 2026 compared to Other income, net of $188,000 in the same period of 2025.

Income taxes

The effective income tax rate for the three and six months ended June 30, 2026 was 20% compared to 22% in the same periods of 2025.

Financial Condition

Liquidity and Capital Resources

During the first six months of 2026, working capital increased approximately $4.2 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 1.9 at June 30, 2026 and 2.0 at December 31, 2025. Receivables increased approximately $9.6 million at June 30, 2026 compared to December 31, 2025. The average number of days sales outstanding in accounts receivable was 52 days at June 30, 2026 compared to 54 days at December 31, 2025. Accounts payable and other current liabilities increased by approximately $12.0 million at June 30, 2026 compared to December 31, 2025.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2026	2025
Working capital	$77,517	$73,324
Current ratio	3.23	4.21
Long term debt to equity ratio	26.3%	18.1%

Long-term debt consists of (i) borrowings under the Company’s revolving loan agreement with HSBC Bank USA, N.A. (“HSBC”) and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. Effective as of June 26, 2025, the Company entered into Amendment No. 11 to the Revolving Loan Agreement dated as of April 5, 2012, as amended (the ”Loan Agreement”), between the Company and HSBC. Amendment No. 11 extended the scheduled maturity of the $65 million secured revolving credit facility under the Loan Agreement to May 31, 2027. The terms of the Loan Agreement otherwise remain unchanged. The Loan Agreement provides for borrowings of up to $65 million at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus a margin of +1.75%; interest is payable monthly. The Company must pay a facility fee, payable quarterly, in an amount equal to one eighth of one percent (.125%) per annum of the average daily unused portion of the revolving credit line. The facility is intended to provide liquidity for operating activities, growth, acquisitions, dividends, share repurchases and other business activities. Under the Loan Agreement, the Company is required to maintain a specific ratio of funded debt to EBITDA, a fixed charge coverage ratio and must have annual net income greater than $0, measured as of the end of each fiscal year. As of June 30, 2026, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

During the first six months of 2026, total debt outstanding under the Company’s revolving credit facility increased by approximately $10.8 million, compared to total debt thereunder at December 31, 2025. As of June 30, 2026, $22,637,000 was outstanding and $42,363,000 was available for borrowing under the Company’s credit facility.

On July 15, 2026, the Company entered into a new $65 million syndicated credit facility with HSBC and City National Bank, a U.S. subsidiary of Royal Bank of Canada. The new facility, which replaces the Company’s prior $65 million credit facility with HSBC that was scheduled to expire on May 31, 2027, is intended to provide liquidity for growth, acquisitions, dividends, and other business activities. The new agreement expires on July 15, 2029. HSBC serves as the administrative agent for the syndicate.

Borrowings bear interest at Term SOFR plus an applicable margin (ranging from 2.00%–2.75%) determined by the Company’s Net Funded Debt to EBITDA ratio. A commitment fee of 0.25% per annum accrues on unused commitments and is paid monthly. The Credit Agreement is secured by a first-priority lien on substantially all assets of the Company.

The new Loan Agreement contains customary affirmative and negative covenants, representations and warranties and other terms which are materially similar to those of the prior credit agreement. These provisions include the following quarterly financial maintenance covenants: (i) maximum Net Funded Debt to EBITDA ratio of 3.75 to 1.00 and (ii) minimum Fixed Charge Coverage Ratio of 1.10 to 1.00. It also contains customary events of default, including payment defaults, covenant breaches, cross-default with material indebtedness, bankruptcy events, and a change of control, upon which payment of outstanding amounts may be accelerated.

On July 15, 2026, the opening balance under the new credit facility was $28.5 million, an amount equal to the payoff amount paid by the Company to HSBC in connection with the termination of the former credit facility.

On January 15, 2026, the Company acquired the assets of SLED Distribution, LLC. (d/b/a "My Medic") a leading supplier of tactical, trauma and emergency response products sold primarily through the direct-to-consumer channel, for approximately $18.5 million. At closing, the Company paid $14.4 million in cash to My Medic. Payment of the $4.1 million balance of the purchase price is subject to certain contingencies as follows: (a) $1,000,000, the payment of which is contingent upon the achievement of certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement, which claims must be made within various time periods depending on the nature of the claim. The $3.1 million holdback and $1.0 million contingent payment are reported in other long term liabilities on the condensed consolidated balance sheet.

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

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At June 30, 2026, there was approximately $9.8 million outstanding on the mortgage.

Our operations, supply chains, and financial performance are impacted by evolving global trade policies and tariffs, and geopolitical tensions and wars, including ongoing conflicts and instability in the Middle East and its effects on global energy prices. In particular, our global operations and international sales expose us to risks associated with trade conflicts between the United States and other governments, as well as broader regional instability in the Middle East that can disrupt global shipping routes and energy markets. These factors have resulted in and could continue to result in inflationary costs to produce and sell our products, both domestically and in foreign markets.

The higher tariff expenses incurred by the Company during the first six months of 2026 resulted from the Company selling inventory that had been subject to high tariff rates imposed in 2025. We expect that the impact of tariffs on the Company will gradually lessen over the balance of 2026 as the Company continues to sell inventory subject to lower tariffs set in November 2025 and February 2026. In addition, we have commenced purchasing a total of approximately $10 million of inventory for delivery in the second and third quarters of 2026 to mitigate the potential shortages or price increases as a result of the war in Iran or other regional conflicts.

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

Item 4: Controls and Procedures

(a) Evaluation of Internal Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 6, 2026

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: August 6, 2026