Form 10-Q
period 2026-09-30
ACME UNITED CORP
filed 2026-11-10
CIK 2098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

Registrant had 3,967,745 shares of its $2.50 par value Common Stock outstanding as of November 1, 2026.

ACME UNITED CORPORATION

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in thousands)

	September 30,	December 31,
	2026	2025
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,944	$3,596
Accounts receivable, less allowance for credit losses of $585 in 2026 and $494 in 2025	36,193	29,098
Inventories	69,034	59,852
Prepaid expenses and other current assets	3,718	3,649
Total current assets	116,889	96,195
Property, plant and equipment:
Land	3,485	3,487
Buildings	24,601	24,051
Machinery and equipment	47,207	43,462
	75,293	71,000
Less: accumulated depreciation	35,861	32,459
Net property, plant and equipment	39,432	38,541

Operating lease right-of-use asset, net	9,179	6,881
Goodwill	9,908	9,908
Intangible assets, less accumulated amortization	32,451	19,473
Total assets	$207,859	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(all amounts in thousands, except par value and share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)	(Note 1)
LIABILITIES
Current liabilities:
Accounts payable	$10,304	$8,065
Operating lease liability - current portion	1,189	1,446
Current portion of mortgage payable	467	454
Other current liabilities	18,057	12,906
Total current liabilities	30,017	22,871
Non-current liabilities:
Long-term debt	28,090	11,853
Mortgage payable, net of current portion	9,126	9,432
Operating lease liability - non-current portion	8,081	5,532
Deferred income taxes	3,685	3,685
Other non-current liabilities	3,994	14
Total liabilities	82,993	53,387

Commitments and contingencies (see note 2)

STOCKHOLDERS' EQUITY
Common stock, par value $2.50:
authorized 8,000,000 shares;
5,512,617 shares issued and 3,967,745 shares outstanding in 2026 and
5,351,596 shares issued and 3,806,724 shares outstanding in 2025	13,781	13,379
Additional paid-in capital	19,199	19,506
Retained earnings	109,904	102,293
Treasury stock, at cost - 1,544,872 shares in 2026 and 2025	(15,996)	(15,996)
Accumulated other comprehensive loss:
Translation adjustment	(2,022)	(1,571)
Total stockholders’ equity	124,866	117,611
Total liabilities and stockholders’ equity	$207,859	$170,998

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(all amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$58,013	$49,063	$173,030	$149,018
Cost of goods sold	31,713	29,868	99,257	89,756

Gross profit	26,300	19,195	73,773	59,262

Selling, general and administrative expenses	21,837	16,188	60,736	47,438
Operating income	4,463	3,007	13,037	11,824

Non-operating items:
Interest expense, net	594	422	1,612	1,222
Other expense (income), net	6	146	17	(44)
Income before income tax expense	3,863	2,439	11,408	10,646
Income tax expense	428	536	1,939	2,338
Net income	$3,435	$1,903	$9,469	$8,308

Basic earnings per share	$0.88	$0.50	$2.46	$2.20

Diluted earnings per share	$0.80	$0.46	$2.29	$2.03

Weighted average number of common shares outstanding-denominator used for basic per share computations	3,909	3,802	3,851	3,781
Weighted average number of dilutive stock options outstanding	387	366	283	310
Denominator used for diluted per share computations	4,296	4,168	4,134	4,091

Dividends declared per share	$0.16	$0.16	$0.48	$0.47

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(all amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$3,435	$1,903	$9,469	$8,308
Other comprehensive (loss) income:
Foreign currency translation adjustment	(36)	(78)	(451)	965
Comprehensive income	$3,399	$1,825	$9,018	$9,273

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(all amounts in thousands, except share amounts)

For the three months ended September 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
June 30, 2025	3,799,252	$13,360	$(15,996)	$18,335	$(1,708)	$99,731	$113,722
Net income						1,903	1,903
Other comprehensive (loss)					(78)		(78)
Stock compensation expense				843			843
Distributions to stockholders						(609)	(609)
Issuance of common stock	3,375	$9		87			96
Cash settlement of stock options				(113)			(113)
Net share settlement of stock options	4,097	10		(10)			—
September 30, 2025	3,806,724	13,379	$(15,996)	19,142	(1,786)	101,025	$115,764

For the three months ended September 30, 2026

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
June 30, 2026	3,833,823	$13,447	$(15,996)	$18,734	$(1,986)	$107,103	$121,302
Net income						3,435	3,435
Other comprehensive (loss)					(36)		(36)
Stock compensation expense				1,057			1,057
Distributions to stockholders						(634)	(634)
Issuance of common stock	66,175	165		2,037			2,202
Cash settlement of stock options				(121)			(121)
Net share settlement of stock options	67,747	169		(2,508)			(2,339)
September 30, 2026	3,967,745	13,781	$(15,996)	19,199	(2,022)	109,904	$124,866

For the nine months ended September 30, 2025

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2024	3,754,498	$13,248	$(15,996)	$17,981	$(2,751)	$94,498	$106,980
Net income						8,308	8,308
Other comprehensive income					965		965
Stock compensation expense				1,630			1,630
Distributions to stockholders						(1,781)	(1,781)
Issuance of common stock	28,501	72		626			698
Cash settlement of stock options				(681)			(681)
Net share settlement of stock options	23,725	59		(414)			(355)
September 30, 2025	3,806,724	$13,379	$(15,996)	$19,142	$(1,786)	$101,025	$115,764

For the nine months ended September 30, 2026

	Outstanding Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
December 31, 2025	3,806,724	$13,379	$(15,996)	$19,506	$(1,571)	$102,293	$117,611
Net income						9,469	9,469
Other comprehensive loss					(451)		(451)
Stock compensation expense				1,746			1,746
Distributions to stockholders						(1,858)	(1,858)
Issuance of common stock	81,504	204		2,462			2,666
Cash settlement of stock options				(1,583)			(1,583)
Net share settlement of stock options	79,517	198		(2,932)			(2,734)
September 30, 2026	3,967,745	$13,781	$(15,996)	$19,199	$(2,022)	$109,904	$124,866

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACME UNITED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(all amounts in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,469	$8,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,495	2,752
Amortization of intangible assets	2,350	1,877
Non-cash lease adjustment	(3)	(39)
Stock compensation expense	1,746	1,630
Provision for credit losses	90	16
Provision for excess and obsolete inventory	-	140
Amortization of deferred financing costs	64	30
Changes in operating assets and liabilities:
Accounts receivable	(6,891)	(1,553)
Inventories	(6,875)	(3,281)
Prepaid expenses and other assets	170	1,225
Accounts payable	1,826	(2,644)
Other accrued liabilities	5,480	1,618
Total adjustments	1,452	1,771
Net cash provided by operating activities	10,921	10,079

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,370)	(9,753)
Acquisition of My Medic Assets	(14,575)	-
Net cash used in investing activities	(18,945)	(9,753)

Cash flows from financing activities:
Net borrowings of long-term debt	16,185	631
Tax withholding on net share settlement of stock options	(2,734)	(355)
Cash settlement of stock options	(1,583)	(681)
Repayments on mortgage	(305)	(310)
Proceeds from issuance of common stock	2,666	698
Distributions to shareholders	(1,833)	(1,735)
Net cash provided by (used in) financing activities	12,396	(1,752)

Effect of exchange rate changes on cash and cash equivalents	(24)	173
Net change in cash and cash equivalents	4,348	(1,253)

Cash and cash equivalents at beginning of period	3,596	6,399

Cash and cash equivalents at end of period	$7,944	$5,146

Supplemental cash flow information:
Cash paid for income taxes	$139	$340
Cash paid for interest	$1,441	$1,178

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

The Company has evaluated events and transactions subsequent to September 30, 2026 and through the date these condensed consolidated financial statements were issued.

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

Disaggregation of Revenues

The following table represents external net sales disaggregated by product category, by segment (amounts in thousands):

For the three months ended September 30, 2026

	United States	Canada	Europe	Total
First Aid and Medical	$36,538	$2,808	$537	$39,883
Cutting and Sharpening	13,243	973	3,914	18,130
Total Net Sales	$49,781	$3,781	$4,451	$58,013

For the three months ended September 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$30,298	$2,661	$360	$33,319
Cutting and Sharpening	11,075	798	3,871	15,744
Total Net Sales	$41,373	$3,459	$4,231	$49,063

For the nine months ended September 30, 2026

	United States	Canada	Europe	Total
First Aid and Medical	$108,498	$9,664	$1,481	$119,643
Cutting and Sharpening	37,793	3,085	12,509	53,387
Total Net Sales	$146,291	$12,749	$13,990	$173,030

For the nine months ended September 30, 2025

	United States	Canada	Europe	Total
First Aid and Medical	$89,332	$8,745	$1,045	$99,122
Cutting and Sharpening	36,155	3,097	10,644	49,896
Total Net Sales	$125,487	$11,842	$11,689	$149,018

4. Debt and Stockholders’ Equity

Long-term debt consists of (i) borrowings under the Company’s revolving credit facility (the "Loan Agreement") with HSBC Bank USA, N.A. (“HSBC”) and City National Bank and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On July 15, 2026 the Company entered into the Loan Agreement, a new $65 million syndicated credit facility with HSBC and City National Bank, a U.S. subsidiary of Royal Bank of Canada. The new facility, which replaces the Company’s prior $65 million credit facility with HSBC that was scheduled to expire on May 31, 2027, is intended to provide liquidity for growth, acquisitions, dividends, and other business activities. The Loan Agreement expires on July 15, 2029. HSBC serves as the administrative agent for the syndicate.

Borrowings under the Loan Agreement bear interest at Term SOFR plus an applicable margin (ranging from 2.00%–2.75%) determined by the Company’s Net Funded Debt to EBITDA ratio. A commitment fee of 0.25% per annum accrues on unused commitments and is paid monthly. The Loan Agreement is secured by a first-priority lien on substantially all assets of the Company.

The Loan Agreement contains customary affirmative and negative covenants, representations and warranties and other terms which are materially similar to those of the prior credit agreement. These provisions include the following quarterly financial maintenance covenants: (i) maximum Net Funded Debt to EBITDA ratio of 3.75 to 1.00 and (ii) minimum Fixed Charge Coverage Ratio of 1.10 to 1.00. It also contains customary events of default, including payment defaults, covenant breaches, cross-default with material indebtedness, bankruptcy events, and a change of control, upon which payment of outstanding amounts may be accelerated. As of September 30, 2026, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings under the Loan Agreement of $28,453,036 and $11,863,000, excluding deferred financing costs of $363,036 and $10,299, respectively.

On December 1, 2021 the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a fixed interest rate of 3.8%. Commencing on January 1, 2022, payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. As of September 30, 2026 and December 31, 2025, long-term debt related to the mortgage consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025

Mortgage payable - HSBC	$9,671	$9,976
Less debt issuance costs	(78)	(90)
	9,593	9,886
Less current maturities	467	454
Long-term mortgage payable less current maturities	$9,126	$9,432

During the three and nine months ended September 30, 2026, the Company issued a total of 66,175 and 81,504 shares of common stock and received aggregate proceeds of $2,202,000 and $2,666,000, respectively, upon exercise of employee stock options. During the three and nine months ended September 30, 2026 the Company paid approximately $121,000 and $1,583,000, to optionees who had elected (subject to the approval of the Company) a net cash settlement of certain of their respective options. Also, during the three and nine months ended September 30, 2026, the Company issued a total of 67,747 and 79,517 shares of common stock, respectively, to optionees who had elected a net share settlement of certain of their respective options.

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

The following tables set forth certain financial data by segment for the three and nine months ended September 30, 2026 and 2025:

For the three months ended September 30, 2026
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$49,781	$3,781	$4,451	$58,013
Less: Segment cost of sales	26,801	2,210	2,702	31,713
Less: Segment selling, general, and administrative expenses	18,898	1,349	1,590	21,837
Segment operating income	$4,082	$222	$159	$4,463
Interest expense, net				(594)
Other expense, net				(6)
Income before income taxes				$3,863
Assets	178,744	14,603	14,512	207,859
Additions to property, plant and equipment	1,356	46	13	1,415
Depreciation and amortization	1,837	31	60	1,928

For the three months ended September 30, 2025
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$41,373	$3,459	$4,231	$49,063
Less: Segment cost of sales	25,066	2,142	2,660	29,868
Less: Segment selling, general, and administrative expenses	13,531	1,190	1,467	16,188
Segment operating income	$2,776	$127	$104	$3,007
Interest expense, net				(422)
Other expense, net				(146)
Income before income taxes				$2,439
Assets	149,887	11,254	11,901	173,042
Additions to property, plant and equipment	6,768	-1	13	6,780
Depreciation and amortization	1,569	29	7	1,605

For the nine months ended September 30, 2026
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$146,291	$12,749	$13,990	$173,030
Less: Segment cost of sales	83,882	7,205	8,171	99,257
Less: Segment selling, general, and administrative expenses	51,698	4,194	4,844	60,736
Segment operating income	$10,711	$1,350	$976	$13,037
Interest expense, net				(1,612)
Other expense, net				(17)
Income before income taxes				$11,408
Assets	178,744	14,603	14,512	207,859
Additions to property, plant and equipment	4,118	179	73	4,370
Depreciation and amortization	5,575	86	184	5,845

For the nine months ended September 30, 2025
(amounts in thousands)
	United States	Canada	Europe	Total
Net Sales	$125,487	$11,842	$11,689	$149,018
Less: Segment cost of sales	75,038	7,114	7,604	89,756
Less: Segment selling, general, and administrative expenses	39,680	3,686	4,072	47,438
Segment operating income	$10,769	$1,042	$13	$11,824
Interest expense, net				(1,222)
Other income, net				44
Income before income taxes				$10,646
Assets	149,887	11,254	11,901	173,042
Additions to property, plant and equipment	9,698	30	25	9,753
Depreciation and amortization	4,491	104	34	4,629

6. Stock Based Compensation

The Company recognizes share-based compensation at the fair value of the equity instrument on the grant date. Compensation expense is recognized over the required service period, which is generally the vesting period of the equity instrument. Share-based compensation expense was approximately $1,057,000 and $1,746,000 for the three and nine months ended September 30, 2026, respectively, compared to approximately $843,000 and $1,630,000 for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, there was a total of $5,873,670 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to the Company’s employees. As of that date, the remaining unamortized expense was expected to be recognized over a weighted average period of approximately three years.

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

Operating lease cost was $0.5 million for the three months ended September 30, 2026, of which $0.2 million was included in cost of goods sold and $0.3 million was included in selling, general and administrative expenses. Operating lease cost was $1.5 million for the nine months ended September 30, 2026, of which $0.6 million was included in cost of goods sold and $0.9 million was included in selling, general and administrative expenses.

Information related to leases (in thousands):

	Three Months Ended	Three Months Ended
Operating cash flow information:	September 30, 2026	September 30, 2025
Operating lease cost	$452	$443
Operating lease - cash flow	$441	$405

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,453	$83

	Nine Months Ended	Nine Months Ended
Operating cash flow information:	September 30, 2026	September 30, 2025
Operating lease cost	$1,482	$1,389
Operating lease - cash flow	$1,417	$1,360

Non-cash activity:
ROU assets obtained in exchange for lease liabilities	$3,453	$3,537

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term	6.0 years	6.0 years
Weighted-average discount rate	7%	7%

Future minimum lease payments under non-cancelable leases as of September 30, 2026:

2026 (remaining)	334
2027	1,888
2028	2,000
2029	1,630
2030	1,566
Thereafter	4,118
Total future minimum lease payments	$11,536
Less: imputed interest	(2,266)
Present value of lease liabilities - current	1,189
Present value of lease liabilities - non-current	$8,081

9. Other Accrued Liabilities

Other current and non-current accrued liabilities consisted of (in thousands):

	September 30,	December 31,
	2026	2025
Customer rebates	$8,089	$6,863
Tariff related	2,138	—
My Medic asset acquisition	3,980	—
Accrued compensation	4,440	2,950
Dividend payable	634	609
Other	2,769	2,498
Total:	$22,051	$12,920

10. Intangible Assets and Goodwill

The Company’s intangible assets and goodwill consisted of (in thousands):

	September 30,	December 31,
	2026	2025
Tradename	$12,909	$12,909
Customer list	21,114	21,114
Non-compete	1,667	1,667
Patents	2,272	2,272
My Medic intangible assets	15,409	-
Subtotal	53,371	37,962
Less: Accumulated amortization	20,816	18,465
Translation adjustments	(104)	(24)
Intangible assets, less accumulated amortization	$32,451	$19,473
Goodwill	$9,908	$9,908
Total:	$42,359	$29,381

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

11. Inventories

Inventories consisted of (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$55,359	$44,751
Work in process	419	305
Materials and supplies	13,256	14,796
	$69,034	$59,852

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out method.

12. Business Combination

On January 15, 2026, the Company acquired the assets of SLED Distribution, LLC (d/b/a "My Medic"), a leading supplier of tactical, trauma and emergency response products, primarily in the direct-to-consumer channel, pursuant to an Asset Purchase Agreement of the same date.

The purchase price of the acquisition was $18.5 million. At closing, the Company paid $14.4 million in cash to My Medic. Payment of the $4.1 million balance of the purchase price is subject to certain contingencies as follows: (a) $1,000,000, the payment of which is contingent upon the achievement of certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement, which claims must be made within various time periods depending on the nature of the claim. During the three months ended September 30, 2026, the Company paid approximately $0.2 million of the holdback to the sellers. The remaining $2.9 million of the holdback and the $1.0 million contingent payment are reported in other long-term liabilities on the consolidated balance sheets.

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

The results of My Medic have been included in the Company’s condensed consolidated financial statements since the acquisition date. For the three and nine months ended September 30, 2026, My Medic contributed revenue of $4.1 million and $11.8 million, respectively. The net income attributed to My Medic was immaterial to the financial statements for the three and nine months ended September 30, 2026. As a direct-to-consumer seasonal business, My Medic has historically generated the majority of its profitability in the fourth quarter.

Assuming the assets of My Medic were acquired on January 1, 2025, unaudited pro forma combined net sales for the three and nine months ended September 30, 2025 for the Company would have been approximately $52.7 million and $161.3 million, respectively.

13. Tariff Refund

Beginning in 2025, the Company paid duties on certain imported products under tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). These duties were capitalized into inventory and recognized in cost of goods sold as the related products were sold.

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the IEEPA. The ruling did not address potential refunds. The U.S. Court of International Trade (“CIT”) has ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. The Company applied for and received refunds of IEEPA tariffs in the amount of $6.0 million. The Company applied the gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. During the three months ended September 30, 2026, the Company recognized a pre-tax gain of $4.0 million as a reduction in cost of goods sold related to IEEPA tariff refunds. The remaining $2.0 million is recorded as an accrued liability on the condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026, the Company's IEEPA refund had been paid in full.

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

Results of Operations

Net sales

Consolidated net sales for the three months ended September 30, 2026 were $58,013,000 compared to $49,063,000 in the same period in 2025, an increase of 18%. Consolidated net sales for the nine months ended September 30, 2026 were $173,030,000 compared to $149,018,000 in the same period in 2025, an increase of 16%. Excluding the incremental sales resulting from the acquisition of the assets of My Medic on January 15, 2026, sales increased 10% and 8%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

Net sales in the U.S. for the three months ended September 30, 2026 increased 20% compared to the same period in 2025. Net sales in the U.S. for the nine months ended September 30, 2026 increased 17% compared to the same period in 2025. The sales increases for the three and nine months were due to strong sales across all product lines and contribution from the acquisition of the My Medic business.

Net sales in Canada for the three months ended September 30, 2026 increased 9% in U.S. dollars and 12% in local currency compared to the same period in 2025. Net sales in Canada for the nine months ended September 30, 2026 increased 8% in both U.S. dollars and local currency compared to the same period in 2025. The increases in net sales for both periods were due to higher sales of first aid products.

European net sales for the three months ended September 30, 2026 increased 5% in U.S. dollars and 7% in local currency compared to the same period in 2025. European net sales for the nine months ended September 30, 2026 increased 20% in U.S. dollars and 15% in local currency compared to the same period in 2025. The sales increases for the three and nine months were due primarily to higher ecommerce sales and contribution from the line of cutting and sharpening products acquired in Germany on October 1, 2025.

Gross profit

Gross profit for the three months ended September 30, 2026 was $26,300,000 (45.3% of net sales) compared to $19,195,000 (39.1% of net sales) in the same period in 2025. Gross profit for the nine months ended September 30, 2026 was $73,773,000 (42.6% of net sales) compared to $59,262,000 (39.8% of net sales) in the same period of 2025. The increases in gross profit for the three and nine months were primarily due to the IEEPA tariff refund ($4.0 million) as well as the inclusion of the new My Medic direct to consumer business partially offset by the costs to close the DMT manufacturing facility ($1.8 million). The IEEPA tariff refund increased gross profit as a percentage of net sales by 690 basis points and 230 basis points for the three and nine months ended September 30, 2026, respectively, partially offset by DMT closing costs, which reduced gross profit as a percentage of net sales by 310 basis points and 105 basis points, respectively.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2026 were $21,837,000 (37.6% of net sales) compared with $16,188,000 (33.0% of net sales) in the same period in 2025, an increase of $5,649,000. SG&A expenses for the nine months ended September 30, 2026 were $60,736,000 (35.1% of net sales) compared with $47,438,000 (31.8% of net sales) in the same period in 2025, an increase of $13,298,000. The increases in SG&A expenses for the three and nine months were primarily due to the acquisition of the assets of My Medic as well as higher personnel related expenses which included $1.0 million of variable compensation related to the tariff refund. The increase in SG&A expenses as a percentage of sales was due to the higher amount of advertising needed for the direct to consumer My Medic business.

Operating income

Operating income for the three months ended September 30, 2026 was $4,463,000 compared with $3,007,000 in the same period of 2025. Operating income for the nine months ended September 30, 2026 was $13,037,000 compared with $11,824,000 in the same period of 2025. The increases in operating income for the three and nine months ended September 30, 2026 were primarily due to the benefit from the IEEPA tariff refund and higher sales partially offset by the costs to close the DMT facility and variable compensation directly attributable to the tariff refund.

Operating income in the U.S. segment increased by $1,306,000 for the three months ended September 30, 2026 compared to the same period in 2025. The increase in the three months ended September 30, 2026 was primarily due to the benefit from the IEEPA tariff refund and higher sales partially offset by the costs incurred to close the DMT facility and variable compensation related to the tariff refund. Operating income in the U.S. segment decreased by $58,000 for the nine months ended September 30, 2026 compared to the same period in 2025.

Operating income in the Canadian segment increased by $95,000 and $308,000 for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increases in operating income for the three and nine months ended September 30, 2026 were primarily due to higher sales of first aid products.

Operating income in the European segment increased by $55,000 for the three months ended September 30, 2026, compared to the same period in 2025. Operating income in the European segment increased by $963,000 for the nine months ended September 30, 2026 compared to the same period in 2025. The increases in operating income for the three and nine months ended September 30, 2026 were primarily due to higher sales.

Interest expense, net

Interest expense, net for the three months ended September 30, 2026 was $594,000 compared with $422,000 in the same period of 2025, a $172,000 increase. Interest expense, net for the nine months ended September 30, 2026 was $1,612,000 compared with $1,222,000 in the same period of 2025, a $390,000 increase. The increase in interest expense for the three and nine months ended September 30, 2026 resulted from higher average outstanding borrowings.

Other expense (income), net

Other expense, net was $6,000 in the three months ended September 30, 2026 compared to other expense of $146,000 in the same period of 2025. Other expense, net was $17,000 in the nine months ended September 30, 2026 compared to Other income, net of $44,000 in the same period of 2025.

Income taxes

The effective income tax rate for the three and nine months ended September 30, 2026 was 11% and 17%, respectively, compared to 22% in the same periods of 2025. The lower effective tax rate for the three and nine months is primarily due to a tax benefit resulting from the exercise of stock options.

Financial Condition

Liquidity and Capital Resources

During the first nine months of 2026, working capital increased approximately $13.5 million. Inventory turnover, calculated using a twelve-month average inventory balance, was 1.9 at September 30, 2026 and 2.0 at December 31, 2025. The increase in inventory at September 30, 2026 was primarily due to a deliberate increase of the Company’s top-selling products in response to the conflict in the Middle East and the related risk of product shortages and higher shipping costs. Also contributing to the increase was additional inventory resulting from the acquisition of My Medic and purchases made in anticipation of expected future growth. Receivables increased approximately $7.1 million at September 30, 2026 compared to December 31, 2025 primarily due to higher sales. The average number of days sales outstanding in accounts receivable was 55 days at September 30, 2026 compared to 54 days at December 31, 2025. Accounts payable and other current liabilities increased by approximately $7.4 million at September 30, 2026 compared to December 31, 2025.

The Company's working capital, current ratio and long-term debt to equity ratio are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2026	2025
Working capital	$86,872	$73,324
Current ratio	3.89	4.21
Long-term debt to equity ratio	29.8%	18.1%

Long-term debt consists of (i) borrowings under the Company’s revolving credit facility (the "Loan Agreement") with HSBC Bank USA, N.A. (“HSBC”) and City National Bank and (ii) amounts outstanding under the fixed rate mortgage on the Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA. On July 15, 2026 the Company entered into the Loan Agreement, a new $65 million syndicated credit facility with HSBC and City National Bank, a U.S. subsidiary of Royal Bank of Canada. The new facility, which replaces the Company’s prior $65 million credit facility with HSBC that was scheduled to expire on May 31, 2027, is intended to provide liquidity for growth, acquisitions, dividends, and other business activities. The new Loan Agreement expires on July 15, 2029. HSBC serves as the administrative agent for the syndicate.

Borrowings bear interest at Term SOFR plus an applicable margin (ranging from 2.00%–2.75%) determined by the Company’s Net Funded Debt to EBITDA ratio. A commitment fee of 0.25% per annum accrues on unused commitments and is paid monthly. The Loan Agreement is secured by a first-priority lien on substantially all assets of the Company.

The new Loan Agreement contains customary affirmative and negative covenants, representations and warranties and other terms which are materially similar to those of the prior credit agreement. These provisions include the following quarterly financial maintenance covenants: (i) maximum Net Funded Debt to EBITDA ratio of 3.75 to 1.00 and (ii) minimum Fixed Charge Coverage Ratio of 1.10 to 1.00. It also contains customary events of default, including payment defaults, covenant breaches, cross-default with material indebtedness, bankruptcy events, and a change of control, upon which payment of outstanding amounts may be accelerated. As of September 30, 2026, the Company was in compliance with the covenants under the Loan Agreement as then in effect.

On July 15, 2026, the opening balance under the new credit facility was $28.5 million, an amount equal to the payoff amount paid by the Company to HSBC in connection with the termination of the former credit facility.

During the first nine months of 2026, total debt outstanding under the Company’s revolving credit facility increased by approximately $16.2 million, compared to total debt thereunder at December 31, 2025. As of September 30, 2026, $28,453,036 was outstanding and $36,546,964 was available for borrowing under the Company’s credit facility.

In September 2026, we approved a plan to close our DMT production facility in Marlborough, Massachusetts, and transition production of the DMT products to more cost-effective third-party manufacturers in China. As a result of this action, during the third quarter of 2026, we recorded pre-tax charges of $1.8 million, consisting of employee termination benefits, impairment of machinery and equipment and the write-down of inventory. We expect to complete the closure in the fourth quarter of 2026. We expect the closure of the DMT production facility to result in annual cost savings of more than $1.0 million beginning in 2027.

On January 15, 2026, the Company acquired the assets of SLED Distribution, LLC. (d/b/a "My Medic") a leading supplier of tactical, trauma and emergency response products sold primarily through the direct-to-consumer channel, for approximately $18.5 million. At closing, the Company paid $14.4 million in cash to My Medic. Payment of the $4.1 million balance of the purchase price is subject to certain contingencies as follows: (a) $1,000,000, the payment of which is contingent upon the achievement of certain revenue milestones during the twelve months ended December 31, 2027; and (b) $3.1 million, which is subject to a holdback as a non-exclusive source of recovery primarily to satisfy indemnification claims under the Asset Purchase Agreement, which claims must be made within various time periods depending on the nature of the claim. During the three months ended September 30, 2026, the Company paid approximately $0.2 million of the holdback. The remaining $2.9 million of the holdback and the $1.0 million contingent payment are reported in other long-term liabilities on the condensed consolidated balance sheet.

On July 15, 2025, the Company purchased a manufacturing and distribution center in Mt. Pleasant, TN for approximately $6.0 million. The property consists of 77,000 square feet of manufacturing and warehouse space on 12 acres and is designed to be expanded by up to an additional 60,000 square feet. The facility is being used primarily to manufacture our Spill Magic line of bodily fluid and spill clean up solutions.

The Company’s manufacturing and distribution facilities in Rocky Mount, NC and Vancouver, WA were financed by a fixed rate mortgage with HSBC at a rate of 3.8%. The Company entered into the agreement on December 1, 2021. Payments of principal and interest are due monthly, with all amounts outstanding due on maturity on December 1, 2031. At September 30, 2026, there was approximately $9.7 million outstanding on the mortgage.

Our operations, supply chains, and financial performance are impacted by evolving global trade policies and tariffs, and geopolitical tensions and wars, including ongoing conflicts and instability in the Middle East and its effects on global energy prices. In particular, our global operations and international sales expose us to risks associated with trade conflicts between the United States and other governments, as well as broader regional instability in the Middle East that can disrupt global shipping routes and energy markets. These factors have resulted in and could continue to result in inflationary costs to produce and sell our products, both domestically and in foreign markets. Since the outbreak of hostilities involving Iran, we have experienced supplier price increases and significantly higher freight costs, including ocean freight costs on shipments from China that have approximately tripled. We have partially offset these cost increases through, among other things, improved efficiencies from automation and new equipment, and we increased our inventory of top-selling products to reduce the risk of shortages. If these conditions continue or worsen, they could further increase our costs and affect our ability to obtain products on a timely basis.

Tariff Refunds

Beginning in 2025, the Company paid duties on certain imported products under tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). These duties were capitalized into inventory and recognized in cost of goods sold as the related products were sold.

On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating tariffs imposed under the IEEPA. The ruling did not address potential refunds. The U.S. Court of International Trade (“CIT”) has ordered the U.S. Customs and Border Protection (“CBP”) to refund the collected IEEPA tariffs. The Company applied for and received refunds of IEEPA tariffs in the amount of $6.0 million. The Company applied the gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. During the three months ended September 30, 2026, the Company recognized a pre-tax gain of $4.0 million as a reduction in cost of goods sold related to IEEPA tariff refunds. The remaining $2.0 million is recorded as an accrued liability on the condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026 the Company's IEEPA refund had been paid in full.

We have been actively diversifying our supply base for many years and source products and components in a number of countries. A significant portion of the products we sell (and components used in our products) are sourced from suppliers located in China. The United States government has imposed, and may continue to impose or adjust, significant tariffs on a range of Chinese goods, most recently through tariffs imposed in July 2026 under Section 301 of the Trade Act of 1974. These tariffs replaced the tariffs imposed under section 122 of that Act and which had expired, did not have a material incremental impact on our cost of goods sold however, tariffs could further escalate depending on changes in trade policy, negotiations, or retaliatory measures by China or by other countries similarly impacted. The indirect impact on demand for our products as a result of these developments has become more uncertain. The Company has taken and continues to take steps to mitigate the potential impact on our business and operations through strategic sourcing adjustments, price adjustments and supply chain diversification, but such efforts have not been able to fully mitigate the effects of the imposition of tariffs and related developments. Any further increases of existing tariffs, the imposition of new tariffs, the potential modifications to existing trade agreements, new restrictions on free trade and the responses by other governments to changes in trade policy by the United States may further adversely impact demand for our products, increase our costs, and disrupt our supply chain. These risks, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2026

By	/s/ Paul G. Driscoll
Paul G. Driscoll
Vice President and
Chief Financial Officer

Dated: November 10, 2026